Form 10-K
period 1996-03-31
SOLA INTERNATIONAL INC
filed 1996-06-17
CIK 912088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

 (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
               For the fiscal year ended March 31, 1996

                                  or

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to _________

                    Commission File Number: 1-13606

                        SOLA INTERNATIONAL INC.

        (Exact name of registrant as specified in its charter)

                  DELAWARE                           94-3189941
      (State or other jurisdiction of             (I.R.S. employer
       incorporation or organization)            identification no.)

 2420 SAND HILL ROAD, SUITE 200, MENLO PARK, CA           94025
    (Address of principal executive offices)           (Zip Code)
  Registrant's telephone number, including area code:  (415) 324-6868

      Securities registered pursuant to Section 12(b) of the Act:

      Title of  each class:         Name of exchange on which registered:
  COMMON STOCK, PAR VALUE $0.01            NEW YORK STOCK EXCHANGE

  Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 31, 1996, the aggregate market value of Common Stock held by non-affiliates was approximately $641,106,824. For purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of May 31, 1996, 21,797,168 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding. The Company's stock is traded on the New York Stock Exchange under the symbol SOL.

                        SOLA INTERNATIONAL INC.

                      ANNUAL REPORT ON FORM 10-K

               FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                                                              PAGE

PART I

Item 1.     Business........................................   3
Item 2.     Properties......................................   8
Item 3.     Legal Proceedings...............................   9
Item 4.     Submission of Matters to a Vote of
            Security Holders................................   9

PART II

Item 5.     Market for the Registrant's Common
            Equity and Related Stockholder Matters..........  10
Item 6.     Selected Financial Data.........................  11
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations......................................  12
Item 8.     Financial Statements and Supplementary
            Data............................................  20
Item 9.     Changes in and Disagreements with
            Accountants on Accounting and Financial
            Disclosure......................................  20

PART III

Item 10.    Directors and Executive Officers of the
            Registrant......................................  21
Item 11.    Executive Compensation..........................  24
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management...........................  31
Item 13.    Certain Relationships and Related
            Transactions....................................  32

PART IV

Item 14.    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K.........................  33

PART I
Item 1.   BUSINESS

GENERAL

     Sola International Inc., a Delaware corporation, designs, manufactures and distributes a broad range of plastic and glass eyeglass lenses. Sola's business commenced operations in 1960. Sola International Inc. acquired the Sola business unit (the "Predecessor Business") of Pilkington plc ("Pilkington") on December 1, 1993 (the "Acquisition"). In March 1995, Sola completed an initial public offering of 5,403,305 shares of common stock (the "IPO"). Sola has manufacturing and distribution sites in three major regions -- North America, Europe, and Rest of World (comprising primarily Australia, Asia and South America). Unless the context otherwise requires, all references to the "Company" or "Sola" herein refer to Sola International Inc. and its consolidated subsidiaries. The Company's fiscal year ends on March 31 of each year. The fiscal years ended March 31, 1996, March 31, 1995 and March 31, 1994 are referred to herein as "fiscal 1996", "fiscal 1995" and "fiscal 1994", respectively.

PRODUCTS

     The Company produces plastic and glass eyeglass lenses. The Company's lens products are differentiated by type of vision correction, lens design, lens material and coatings applied to the lens. The Company's lenses include single vision lenses (lenses which have a constant corrective power at all points); multifocal lenses (lenses which have more than one corrective power, including bifocal lenses, which have two distinct areas of different corrective power, and progressive lenses, which have a continuous gradient of different corrective power); and plano lenses (lenses which have no corrective power and are primarily used for sunglasses).

     Although the Company's lenses are manufactured in both glass and plastic, plastic lenses currently account for over 85% of the Company's net sales. Approximately 63% of net sales generated by plastic lenses are accounted for by conventional hard resin plastics, with the remainder derived from advanced lens materials such as thinner and lighter plastics and plastic photochromics. These more advanced materials have accounted for a growing percentage of the Company's sales both by volume and revenue. The two principal materials used by the Company to produce the thinner and lighter plastics are polycarbonate and Spectralite(registered trademark). Polycarbonate lenses have a higher refractive index than conventional hard resin plastics and a far greater impact resistance. Spectralite(registered trademark), a proprietary plastic material developed by the Company, is used to produce lenses that have optical characteristics that are comparable to lenses manufactured from conventional hard resin plastics but are thinner and lighter. The Company currently produces Spectralite(registered trademark) in its own manufacturing facilities from materials available from a number of chemical suppliers. The Company has manufactured lenses from this material since late 1991. To further improve the thinness and lightness of its lenses, the Company has increasingly employed aspheric designs (i.e., lenses that achieve comparable optical performance with a thinner cross section). The Company also sells plastic photochromic lenses, which require processing by a third party. The technology for such processing is currently proprietary to such third party. Fiscal 1996 was the Company's first full year marketing photochromic lenses made from Spectralite(registered trademark) material.

     The Company also manufactures and sells glass lenses, primarily in North America and Europe. These lenses are manufactured in plants located in the United States and France. The Company's strategy for the glass lens market is to focus on high value-added product categories, such as glass progressive and higher index glass lenses. Since the Company is primarily focused on plastic lenses, glass lenses represent a small and decreasing portion of the Company's sales. The Company sells virtually no glass lenses in South America and non-Japan Asia, markets where glass is still the predominant material for eyeglass lenses.

     The Company produces a variety of lens coatings, which primarily provide scratch resistance and anti-reflection properties. The penetration of coated lenses varies significantly from market to market.

     The Company has recently introduced a number of new products and has a number of products in development that are intended to maintain and increase the Company's operating margins. For example, the Company has developed and successfully marketed proprietary progressive lenses made from Spectralite(registered trademark) (including VIP Gold(registered trademark)), which incorporate more complex design features than standard products and therefore attract an above average gross profit per pair. The Company from time to time may also market products or technologies of third parties to broaden its product range pursuant to contractual relationships with such third parties.

MARKETING, SALES AND DISTRIBUTION

Marketing and Sales

     The Company develops and manages its marketing strategy on a decentralized basis. The Company has sales offices in 16 countries across its three regions. Pricing, promotion and distribution policies and some product branding policies are primarily determined by regional and country management.

     The Company differentiates its products from those of its competitors through lens design, lens materials and coatings formulations. In response to customer demand, the Company's strategy is focused on providing a wide range of quality products on short notice. In developing markets, particularly in non-Japan Asia and Latin America, the Company seeks to expand its market share by increasing local production, attempting to develop brand recognition for its products and marketing to customers the advantage of higher value-added products, all of which are intended to help the Company compete on the basis of quality and service rather than price.

Distribution

     In order to meet customer demand for delivery of a broad range of products within a short time, the Company has established a widespread distribution network, which is managed on a regional basis. The
Company operates 36 major distribution centers located in 16 countries, covering all of its three regions.

     The Company utilizes three primary distribution channels for its products. Lenses with corrective power are distributed (i) through a wholesale channel to wholesale distributors or to independent processing laboratories that process the Company's lenses and then resell them to retail outlets and practitioners for resale to consumers, (ii) through a retail channel to chains, superoptical retail stores (retail outlets with on-site lens processing capability) and other retailers (including "buying groups" consisting of a number of retailers acting together to purchase lenses) who sell the lenses to consumers and (iii) in certain markets in Asia and Europe, direct to eyecare practitioners through the Company's processing laboratories. Plano lenses are sold primarily to manufacturers of sunglasses. In English speaking markets (the United States, Australia and the United Kingdom), a significant percentage of the Company's sales is to large retail chains and superoptical retail stores. In most other markets, those retail-oriented channels are less significant, hence, the Company's sales are primarily oriented toward independent wholesale processing laboratories, as well as eyecare practitioners served by Company-owned labs.

CUSTOMERS

     During fiscal 1996, the Company's ten largest customers accounted for approximately 18% of net sales and the Company's largest customer accounted for less than 5% of net sales. During fiscal 1996, four of the Company's ten largest customers were located in North America and accounted for approximately 11% of net sales in the aggregate.

INTERNATIONAL OPERATIONS

     The Company operates manufacturing and distribution sites in all major regions of the world--North America (including Mexico), Europe, and Rest of World (comprising primarily Australia, Asia and South America)--and derived approximately half of its net sales in fiscal
1996 from the sale of products outside the United States. See Note 16 of Notes to Consolidated Financial Statements included elsewhere herein. As a result, a significant portion of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, exchange rates, tariffs and other trade barriers, staffing and managing foreign operations and potentially adverse tax consequences. Although the Company and its predecessors have been successfully conducting business outside of the United States since its inception in 1960, there can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

MANUFACTURING OPERATIONS

     The Company has 14 manufacturing facilities located in its three major regions, including 12 lens manufacturing facilities. The Company has sought to make each operating region self-sufficient in the production of core products, while manufacturing both high-volume plano lenses and newer, low-volume and more complex products in fewer locations. More centralized manufacturing is pursued where appropriate in order to maximize production efficiencies or maintain strict quality controls and research and development support. For example, during fiscal 1993 the Company completed the transfer of almost all of its plano lens marketing and distribution to a new division and now manufactures plano lenses almost exclusively at a single manufacturing facility located in Petropolis, Brazil. For the location and principal operations of these facilities, see "Properties".

     The principal materials used by the Company in the production of eyeglass lenses are hard resins (a commodity plastic used in most plastic lenses), glass, specialized chemicals used in many higher index plastic lenses and monomers mixed by the Company in the production of Spectralite(registered trademark). The Company believes that these materials are currently available from a variety of sources and that the materials necessary to produce the Company's coatings are readily available from a number of potential sources. In order to reduce materials costs, the Company coordinates centrally the purchasing of the monomers it uses in the production of plastic lenses and has negotiated more favorable purchasing arrangements with its principal suppliers on an annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RESEARCH AND DEVELOPMENT

     The Company has invested and continues to invest heavily in research and development in order to continually develop new and innovative products and to improve the efficiency of its manufacturing process. At March 31, 1996, there were approximately 155 employees involved in the Company's research and development efforts. The Company's research and development expenditures for fiscal 1994, 1995 and 1996 were $11.1 million (excluding the non-recurring $40.0 million in-process research and development non-cash charge associated with the Acquisition), $14.1 million and $13.3 million, respectively, representing 3.4%, 4.1% and 3.6% of net sales for each of those years. The charge to research and development expenses in fiscal 1996 arose primarily from the transfer of a new product out of research and development and into production. The Company has its own research and development centers in Petaluma, California and Adelaide, Australia.
A small process automation group is attached to the manufacturing operation in Wexford, Ireland. The Company's research and development focuses on the design and development of innovative, value-added products, on new materials with superior characteristics, on technology that will deliver products to the market more efficiently, and on technologies to improve productivity in the manufacture of existing products. Recent research and development programs include the successful development of the Spectralite(registered trademark) thin and light lens material, the development of Spectralite(registered trademark) with photochromic capabilities, VIP/Graduate Gold progressive design, and the UltraGard and PermaGard Plus hard coatings. Sola's proprietary Matrix delivery system is also being installed at an increasing number of sites in the U.S. and foreign locations, with further sites planned over the next 12 months. This system, which creates finished prescriptions by bonding together thin lens wafers in a desktop laminating console, allows the rapid delivery of lenses with anti-reflection coating and potentially other high margin add-ons.

COMPETITION

     The eyeglass lens and coating industry is highly competitive.
The Company competes principally on the basis of customer service, the quality and breadth of product offerings, and price. The Company believes that among its largest global competitors are Essilor International and Hoya Corporation. The eyeglass lens and coating industry is characterized by price competition, which can be severe in certain markets, particularly for high volume, standard products.
Sola attempts, to the extent possible, to counter competition on the basis of price by focusing on providing a rapid response to orders, maintaining high fill rates, developing differentiated new products, and educating processing laboratories and eyecare practitioners on the benefits of Sola lenses and coatings. There can be no assurance, however, that the Company's competitors will not develop products or services that are more effective or less expensive than the Company's products or which could render certain of the Company's products less competitive. Since recently-developed products comprise a substantial portion of the Company's sales, the Company's performance is dependent upon its continuing ability to develop and market new products. Some of the Company's competitors have significantly greater financial resources than the Company to fund expansion and research and development. Within a particular market, certain of the Company's competitors may enjoy a "home-country" advantage over foreign competition. In addition, in certain markets (primarily Europe), the Company also faces competition from a number of its principal competitors which are vertically integrated with processing centers to a greater extent than the Company, enabling them to customize prescription lenses. This limits the number of independent lens processing customers to which the Company can market its products.

     In addition to direct competition with other manufacturers of eyeglass lenses, the Company competes indirectly with manufacturers of contact lenses and providers of medical procedures for the correction of visual impairment. Contact lenses and eyeglasses are not, however, perfect substitutes because of the difficulty of developing progressive or bifocal contact lenses for presbyopia and the tendency of contact lens wearers to also own eyeglasses. Current medical vision corrective procedures also are ineffective in correcting presbyopia and many patients who have undergone medical vision correction still require eyeglasses, although the prescription required may be weaker. The Company therefore believes that such indirect competition will not have a material adverse effect on the Company's business in the foreseeable future.

PATENTS, TRADEMARKS & LICENSES

     The Company seeks to protect its intellectual property throughout the world. As of March 31, 1996, the Company had filed (or applied for) patents for 49 discrete inventions or technologies. Many of the Company's patents have been filed in multiple countries, and they include 26 patents (or patent applications) filed in the United States. The Company has also registered 264 trademarks in various countries, representing trademarks on 57 discrete names. These include 27 trademarks registered in the United States. The Company does not believe that it is dependent on any particular patent, trade secret or similar intellectual property and, in light of its manufacturing, marketing and distribution strengths, believes that the loss of any individual trademark, trade secret or patent would not have a material adverse effect on its results of operations or financial condition.

EMPLOYEES

     As of March 31, 1996, the Company had approximately 5,800 employees throughout the world. The majority of the Company's employees are not represented by labor unions. Labor relations are considered to be good and there have been no significant labor disputes in the past ten years.

ENVIRONMENTAL MATTERS

     The Company (together with the industry in which it operates) is subject to United States and foreign environmental laws and regulations concerning emissions to the air, waste water discharges and the generation, handling, storage, transportation and disposal of hazardous wastes, and to other federal, state and foreign laws and regulations. The Company believes that it possesses all material permits and licenses necessary for the continuing operation of its business and believes that its operations are in substantial compliance with the terms of all applicable environmental laws. It is impossible to predict accurately what effect these laws and regulations will have on the Company in the future.

     Environmental laws and regulations vary among countries in which the Company operates. During fiscal 1992, the Company adopted an environmental policy which includes an environmental auditing process designed to evaluate and assist operating regions in their environmental compliance efforts.

     The Company's manufacturing processes generally utilize non-hazardous chemicals where feasible. Certain processes, including those for cleaning lenses and mold assemblies, and abrasion resistant and anti-reflection coating of lenses, use a variety of volatile and other hazardous substances. Company developments in manufacturing methods, alternative non-solvent cleaning processes and waste reduction have been successful in reducing the use of these chemicals and/or emissions and environmental damage from these processes. Programs to eliminate use of chlorinated hydrocarbons and chlorofluorocarbons ("CFCs") in manufacturing processes have also been developed and the current use of these substances in the Company's North American operations is minimal.

     Since 1988 the Company has operated a ground water remediation system at its Petaluma, California manufacturing facility in accordance with a consent order issued by the U.S. Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The system is designed to remediate a pre-1982 release of hazardous substances. Analytical results indicate that contamination levels have decreased significantly over the past few years. The EPA is scheduled to review the remediation program during fiscal 1998.

     In 1994, the Company entered into a consent decree with the Missouri Department of Natural Resources ("MDNR") related to a release from a disposal site operated by a third party that was used from 1986 until 1990 for the disposal of waste water sludge containing lead from the Company's Eldon, Missouri facility. To resolve alleged hazardous waste violations with respect to management of the waste sludge, the Company agreed to pay $375,000 in penalties, which the Company paid in 1994. The Company also performed certain remedial work at a cost of approximately $1.4 million and agreed to perform a risk assessment to determine whether further remedial steps were warranted. In fiscal 1996, based on the risk assessment performed by the Company, the MDNR determined that the Company had satisfied all of its obligations under the consent decree and that no further removal or monitoring work would be required at this site. In addition, the MDNR offered to settle any potential claim it may have for natural resource damages for $75,000. The Company currently is negotiating a settlement of this claim.

     Late in fiscal 1996, the Company was requested by the MDNR to conduct a removal action at a disposal site near Eldon, Missouri known as the Coburn Optical Industries Dump site, which was allegedly used by a predecessor to the Company for disposal of waste water sludge containing lead from 1974 to 1986. The MDNR has indicated that it considers the removal action at this site to be a low priority. Nonetheless, the Company has agreed to undertake the requested removal action pursuant to the MDNR's Voluntary Cleanup Program.

     It is possible that the Company may be involved in other similar investigations and actions under state, federal or foreign law in the future. Based on currently available information, the Company does not believe that its share of costs, either at the existing sites or at any future sites, is likely to result in a liability that will have a material adverse effect on its results of operations or financial condition.

     It is the Company's policy to meet or exceed all applicable environmental, health and safety laws and regulations. The complexity and continuing evolution of environmental regulation (including certain programs for which implementing regulations have not yet been finalized) preclude precise estimation of future environmental expenditures. In fiscal 1994, 1995, and 1996 the Company spent approximately $211,000, $376,000 and $316,000 on environmental remediation, respectively. The Company anticipates that its capital expenditures for environmental improvements during fiscal 1997 will not be material. The Company cannot accurately predict capital expenditure requirements for environmental remediation in future periods.

     In connection with the Acquisition, Pilkington has agreed to indemnify the Company with respect to environmental losses based upon or resulting from certain existing facts, events, conditions, matters or issues, for (i) 50% of such losses to the extent such losses exceed $1 million but are less than or equal to $5 million, and (ii) 100% of such losses in excess of $5 million.

     See Note 14 of Notes to Consolidated Financial Statements included elsewhere herein.

Item 2.   PROPERTIES

     The following table sets forth certain information relating to the Company's principal facilities. The Company operates other smaller domestic and foreign manufacturing facilities, distribution facilities and sales offices which are omitted from this table.

  REGION AND LOCATION           PRINCIPAL OPERATIONS            LEASED/OWNED
  -------------------           --------------------            ------------

NORTH AMERICA

 Menlo Park, California    Headquarters                           Leased

 Petaluma, California      Manufactures hard resin,            Part owned,
                           Spectralite(registered trademark)   part leased
                           and polycarbonate lenses;
                           marketing and distribution center;
                           research and development facility;
                           administrative offices for North
                           American operations

 Eldon, Missouri           Manufactures multifocal glass          Owned
                           lenses

 Tijuana, Mexico           Manufactures hard resin lenses         Leased

EUROPE

 Goetzenbruck, France      Manufactures glass lenses;             Owned
                           marketing and distribution center

 Wexford, Ireland          Manufactures hard resin lenses and     Owned
                           Spectralite(registered trademark);
                           prescription processing
                           laboratory; distribution center

 Varese, Italy             Tinting operations; prescription       Leased
                           processing laboratory with anti-
                           reflection coating capability;
                           marketing and distribution center

 Birmingham, United        Prescription processing laboratory     Leased
  Kingdom                  with anti-reflection coating
                           capability; marketing and
                           distribution center

REST OF WORLD
 ASIA

 Xian, China               Site owned by a joint venture          Leased
                           managed by the Company in which
                           the Company holds a 50% ownership
                           interest;  manufactures hard resin
                           lenses

 Hong Kong                 Prescription processing laboratory     Leased
                           with anti-reflection coating
                           capability; marketing and
                           distribution center

 Osaka, Japan              Prescription processing laboratory     Leased
                           with anti-reflection coating
                           capability; marketing and
                           distribution center

 Chung Li, Taiwan          Manufactures hard resin lenses;        Leased
                           marketing and distribution center

 Singapore                 Manufactures glass molds;              Leased
                           marketing and distribution center;
                           prescription processing facility
                           with anti-reflection coating
                           capability

  REGION AND LOCATION           PRINCIPAL OPERATIONS            LEASED/OWNED
  -------------------           --------------------            ------------

SOUTH AMERICA

 Petropolis, Brazil        Manufactures hard resin ophthalmic     Owned
                           and plano lenses; regional
                           administration office

 Villa de Cura, Venezuela  Manufactures hard resin lenses;        Owned
                           distribution center

AUSTRALIA

 Lonsdale, Australia       Manufactures hard resin lenses and     Owned
                           Spectralite(registered trademark);
                           manufactures molds; research and
                           development center; prescription
                           processing laboratory with anti-

                           reflection coating facility;
                           marketing and distribution center;
                           regional administrative offices
                           for Australia and Asian regions

     A portion of the Company's research and development activities, its corporate headquarters and certain manufacturing and distribution operations are located near major earthquake faults. The ultimate impact on the Company is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is predominantly self-insured for losses and interruptions caused by earthquakes.

     For further information concerning the Company's leased properties, see Note 13 of Notes to Consolidated Financial Statements included elsewhere herein. The Company's operating leases have expirations ranging from 1996 to 2006. The Company does not anticipate any difficulties in renewing or replacing such leases as they expire; however, there can be no assurances that the Company will be able to renew or replace such leases. The Company believes that its manufacturing capacity is sufficient for its current needs.

Item 3.   LEGAL PROCEEDINGS

     In addition to the proceedings described under "Business - Environmental Matters", the Company is involved in routine litigation incidental to its business, none of which it believes will have a material adverse effect on its results of operations or financial condition. See Note 14 of Notes to Consolidated Financial Statements included elsewhere herein.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the last quarter of fiscal 1996.

                                PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock has been listed on the New York Stock Exchange since February 23, 1995 under the symbol "SOL". The following table sets forth on a per share basis the closing high and low sales prices for consolidated trading in the Common Stock as reported on the New York Stock Exchange Composite Tape for the fiscal quarters indicated.


                                                             COMMON STOCK
                                                             PRICE RANGE
                                                       -----------------------
                                                          HIGH          LOW
                                                       ----------   ----------

Fiscal Year Ended March 31, 1995
     Fourth Quarter (beginning February 23, 1995)....    $21 1/2      $16 1/2
Fiscal Year Ended March 31, 1996:
     First Quarter ended June 30, 1995...............    $24 7/8      $21 1/8
     Second Quarter ended September 30, 1995.........    $26 3/4      $20 5/8
     Third Quarter ended December 31, 1995...........    $27 3/8      $21 3/8
     Fourth Quarter ended March 31, 1996.............    $32 1/4      $25 1/2

     On May 31, 1996, the closing price per share of the Company's Common Stock on the New York Stock Exchange was $30.25. As of May 31, 1996, there were 549 holders of record of the Company's Common Stock, which excludes beneficial owners of Common Stock held in "street name".

     Since the Acquisition, the Company has not declared or paid any cash dividends on its Common Stock. The Company's Amended and Restated Bank Credit Agreement, dated as of March 2, 1995, among the Company, the lenders named therein and The Bank of Nova Scotia, for itself and as agent for the lenders and the Indenture, dated as of December 1, 1993, by and between the Company and NationsBank of Georgia, National Association, as Trustee, generally restrict, subject to certain exceptions, the payment of dividends, distributions and other payments. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business. Subject to such restrictions, any future determination to pay dividends will be at the discretion of the Company's Board of Directors and subject to certain limitations under the General Corporation Law of the State of Delaware and will depend upon the Company's results of operations, financial condition, other contractual restrictions and other factors deemed relevant by the Board of Directors.

Item 6.   SELECTED FINANCIAL DATA

                                            SOLA INTERNATIONAL INC.                 PREDECESSOR BUSINESS
                                    --------------------------------------  -----------------------------------
                                      FISCAL       FISCAL         FOUR       EIGHT
                                       YEAR         YEAR         MONTHS      MONTHS        FISCAL YEAR ENDED
                                       ENDED       ENDED          ENDED      ENDED             MARCH 31,
                                     MARCH 31,   MARCH 31,       MARCH 31,   NOV. 30,   -----------------------
                                       1996         1995         1994 (1)      1993        1993         1992
                                    ----------   ----------     ----------  ----------  ----------   ----------
STATEMENTS OF OPERATIONS DATA
(in thousands, except
per share data)
  Net sales.......................   $  387,709  $  345,631     $  106,030  $  200,025   $  281,494  $  258,764
   Income (loss) before
   extraordinary item.............       34,588      13,640        (61,394)     10,749       16,515      14,919
  Extraordinary item, write-off
   of debt issuance costs,
   net............................         (912)     (3,915)(2)       -           -            -           -
                                     ----------  ----------     ----------  ----------   ----------  ----------
  Net income (loss)...............   $   33,676  $    9,725     $  (61,394) $   10,749   $   16,515  $   14,919
                                     ==========  ==========     ==========  ==========   ==========  ==========
EARNINGS (LOSS) PER SHARE DATA(3)
  Income (loss) before
   extraordinary item............    $     1.51  $     0.78     $    (3.75)
  Extraordinary item.............         (0.04)      (0.22)         -
                                     ----------  ----------     ----------
  Net income (loss)..............    $     1.47  $     0.56     $    (3.75)
                                     ==========  ==========     ==========
  Weighted average number of
   shares outstanding............        22,944      17,516         16,353
                                     ==========  ==========     ==========

                                                      SOLA INTERNATIONAL INC.           PREDECESSOR BUSINESS
                                                -----------------------------------   ------------------------
                                                                        AS  OF MARCH 31,
                                                --------------------------------------------------------------

                                                   1996        1995          1994        1993         1992
                                               -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA
   Total assets...........................     $   416,849  $   383,457  $   360,631  $   246,944  $   235,076

   Long-term debt.........................          97,890      107,407      186,740        9,744        6,328

   Parent company investmen...............               -            -            -      117,129      120,810

   Total shareholders' equity.............         192,241      159,443       63,495            -           -

- -------------------
(1) For the four months ended March 31, 1994, the Company recorded two non-recurring, non-cash charges associated with the
     Acquisition: (i) a $32.9 million charge for the amortization associated with an inventory write-up to fair value that was reflected in cost of sales; and (ii) a $40.0 million charge for the write-off of in-process research and development that was reflected in in-process research and development expense.

(2) For fiscal 1995, the Company recorded two non-recurring charges in connection with the IPO: (i) a $3.0 million charge for the termination of the AEA Investors Inc. management agreement with the Company that was reflected in general and administrative expenses; and (ii) a $3.9 million write-off of debt issuance costs, that was reflected in the historical financial statements as an extraordinary item.

(3) Earnings per share are computed using the weighted average number of common shares and common share equivalents outstanding during the period after giving effect to the IPO, for fiscal 1995 and 1994.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated and combined financial statements and notes thereto included elsewhere in this Form 10-K. The financial statements for periods prior to December 1, 1993 reflect the combined operations of the Company's Predecessor Business, while the financial statements for periods after December 1, 1993 reflect the consolidated operations of the Company after accounting for the Acquisition (see Note 1 of Notes to Consolidated Financial Statements) using the purchase method of accounting. Operating results subsequent to the Acquisition are comparable to the operating results prior to the Acquisition except for (i) interest on debt incurred in connection with the Acquisition,
(ii) amortization of goodwill arising from the Acquisition, (iii) the AEA Investors Inc. ("AEA") management fee, (iv) the effective tax rate which has been affected by certain net operating loss carryforwards resulting from the Acquisition and (v) non-recurring, non-cash charges relating to the write-off of in-process research and development projects ($40 million) and amortization associated with an inventory write-up to fair value ($32.9 million), both of which were taken in connection with the Acquisition. The years ended March 31, 1996 and March 31, 1995 are referred to herein as fiscal 1996 and fiscal 1995, respectively. References to results of operations for fiscal 1994 are references to the results of operations for the eight months ended November 30, 1993 for the Predecessor Business plus the four months ended March 31, 1994 for the Company.

     The following table reflects the results of operations for the three fiscal years 1996, 1995 and 1994. The adjustment column in fiscal 1994 reflects adjustments to present, on a pro forma basis, results of operations on a more comparable basis adjusting for the items (i) through (v) noted above and the adjustment columns for fiscal 1995 and 1994 reflect the effect on the Company's operations arising from the IPO in March 1995, including a reduction in interest expense (which partially offset the increase in interest expense in fiscal 1994 as noted in (i) above), and the effect on income taxes therefrom, as if these transactions had taken place at the beginning of the respective periods. The fiscal 1995 adjustment column also includes an adjustment of $3.9 million to general and administrative expenses which relates to the elimination of a one-time $3.0 million charge for the termination of the AEA management agreement and the elimination of $0.9 million AEA management fee recorded in fiscal 1995 and an adjustment of $3.9 million for the elimination of the extraordinary charge related to the write-off of debt issuance costs in connection with the IPO.

                                                     PRO FORMA                        PRO FORMA
                                FISCAL     FISCAL     ADJUST-   PRO FORMA   FISCAL     ADJUST-   PRO FORMA
(In thousands)                   1996       1995       MENTS      1995       1994       MENTS       1994
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net sales....................  $ 387,709  $ 345,631             $ 345,631  $ 306,055             $ 306,055
Cost of sales................    201,991    185,626               185,626    208,747  $ (32,905)   175,842
                               ---------  ---------             ---------  ---------  ---------  ---------
 Gross profit................    185,718    160,005               160,005     97,308     32,905    130,213
                               ---------  ---------             ---------  ---------  ---------  ---------
Research and development
 expenses....................     13,329     14,051                14,051     11,123                11,123
Selling and marketing
 expenses....................     66,345     61,143                61,143     52,629                52,629
General and administrative
 expenses (including
 goodwill amortization)......     45,291     45,067  $ (3,917)     41,150     34,022      1,626     35,648
In-process research and
 development expenses........          -          -                     -     40,000    (40,000)         -
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating expenses...........    124,965    120,261    (3,917)    116,344    137,774    (38,374)    99,400
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------

Operating income (loss)......     60,753     39,744      3,917     43,661    (40,466)    71,279     30,813
Interest expense, net........    (12,141)   (18,522)     6,372    (12,150)    (9,231)    (3,443)   (12,674)
Foreign currency adjustment..          -          -                     -       (645)                 (645)
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before
 provision (benefit) for
 income taxes, minority
 interest and extraordinary
 item........................     48,612     21,222     10,289     31,511    (50,342)    67,836     17,494
Provision (benefit) for
 income taxes................     13,623      6,649        284      6,933       (361)     7,580      7,219
Minority interest............       (401)      (933)                 (933)      (664)                 (664)
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) before
 extraordinary item..........     34,588     13,640     10,005     23,645    (50,645)    60,256      9,611
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
Extraordinary item, write-off
 of debt issuance costs, net.       (912)    (3,915)     3,915          -          -                     -
                               ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss)............  $  33,676  $   9,725  $  13,920  $  23,645  $ (50,645) $  60,256  $   9,611
                               =========  =========  =========  =========  =========  =========  =========



RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal years indicated, the Company's results and pro forma results of operations as a percentage of net sales. Management's discussion of results of operations for the years ended March 31, 1995 and 1994 is based on the pro forma results of operations and the related percentages of net sales, because, in the opinion of the Company, a comparison of the historical results of operations for fiscal 1995 and 1994 is not meaningful due to the effects of certain transactions and non-recurring charges as noted above.



                                          FISCAL YEAR ENDED MARCH 31,
                                          ----------------------------
                                            1996      1995      1994
                                          --------   -------   -------
                                             %         %         %
   Net sales..........................     100.0     100.0     100.0
   Cost of sales......................      52.1      53.7      57.5
                                          --------   -------   -------
   Gross profit.......................      47.9      46.3      42.5

   Research and development expenses..       3.4       4.1       3.6
   Selling and marketing expenses.....      17.1      17.7      17.2
   General and administrative expenses      11.7      11.9      11.7
                                          --------   -------   -------
   Operating expenses.................      32.2      33.7      32.5
                                          --------   -------   -------
   Operating income (loss)............      15.7      12.6      10.0
   Interest expense, net..............      (3.1)     (3.5)     (4.1)
   Foreign currency adjustment........       0.0       0.0      (0.2)
                                          --------   -------   -------
   Income (loss) before provision
     (benefit) for income taxes and
     minority interest................      12.6       9.1       5.7
   Provision for income taxes.........       3.6       2.0       2.4
   Minority interest..................      (0.1)     (0.3)     (0.2)
   Extraordinary item.................      (0.2)      0.0       0.0
                                          --------   -------   -------
   Net income (loss)..................       8.7       6.8       3.1
                                          ========  ========  ========

Net sales

     Net sales were $387.7 million in fiscal 1996, $345.6 million in fiscal 1995, and $306.1 million in fiscal 1994, reflecting a growth of 12.2% from fiscal 1995 to fiscal 1996 and 12.9% from fiscal 1994 to fiscal 1995. Using constant exchange rates, the percentage increase from fiscal 1995 to fiscal 1996 was 11.3%, and from fiscal 1994 to fiscal 1995 was 11.1%. Higher priced product growth has been the primary reason for the Company's net sales growth, led by the growth of Spectralite(registered trademark) and plastic photochromic products, offset in part by price erosion in net sales of lower priced products. Higher priced products accounted for 57% of net lens sales in fiscal 1996 compared to 53% in fiscal 1995 and 47% in fiscal 1994. Plastic photochromic lenses were first introduced in the United States in fiscal 1993, and launched in Europe, Australia and South America in fiscal 1995. Increased marketing and customer service efforts also contributed to the growth in other higher value-added products. Improvements in world economies, particularly during fiscal 1995, have also contributed to the growth in net sales. Net sales increases were achieved in all major market areas from fiscal 1995 to 1996 as follows: North America 12.7%, Europe 6.7% and Rest of World 18.3%. Net sales increases in major market areas from fiscal 1994 to 1995 were as follows: North America 9.2%, Europe 19.5% and Rest of World 13.5%. At constant exchange rates, net sales increases from fiscal 1995 to fiscal 1996 were: North America 12.7%, Europe 3.5% and Rest of World 18.4%, and from fiscal 1994 to fiscal 1995 were: North America 9.2%, Europe 14.7% and Rest of World 10.7%.

Gross profit and gross margin

     Gross profit totaled $185.7 million in fiscal 1996, $160.0 million in fiscal 1995, and $130.2 million, as adjusted, in fiscal 1994, reflecting growth of 16.1% from fiscal 1995 to fiscal 1996 and 22.9% from fiscal 1994 to fiscal 1995. Gross profit as a percentage of net sales in fiscal 1996, 1995, and fiscal 1994, as adjusted, were 47.9%, 46.3%, and 42.5%, respectively. During fiscal 1996 the Company has benefited from reduced manufacturing costs at its Mexican facility arising from the continued weakness of the Mexican Peso. In addition, improved sales mix and manufacturing improvements, offset in part by cost inflation in South America, have contributed to the improved gross profit as a percentage of sales from fiscal 1995 to fiscal 1996. The increase from fiscal 1994 to 1995 is principally due to sales mix and manufacturing improvements. Manufacturing improvements from fiscal 1994 to fiscal 1995 primarily arose from the closure of the Colonial Heights manufacturing facility in North America and restructuring in Australia and Ireland in fiscal 1994. The Company's cost reduction program has contributed to the increase in gross profit percentage from fiscal 1994 to fiscal 1995 and fiscal 1995 to fiscal 1996. The Company continues to experience price competition, which can be severe in certain markets, particularly for standard products.

Operating expenses

     Operating expenses totaled $125.0 million in fiscal 1996, $116.3 million, as adjusted, in fiscal 1995, and $99.4 million, as adjusted, in fiscal 1994, reflecting increases of 7.5% from fiscal 1995 to fiscal 1996 and 17.0% from fiscal 1994 to fiscal 1995. Research and development expenses for fiscal 1996, 1995 and 1994 represent 3.4%, 4.1% and 3.6%, respectively, of annual net sales, reflecting the Company's continued commitment to research and development of new products, new materials and processes. The lower charge to research and development expenses in fiscal 1996 arose primarily from the transfer of a new product out of research and development and into production. Selling and marketing expenses were 17.1%, 17.7% and 17.2% of net sales in fiscal 1996, 1995 and 1994, respectively. The main reasons for the percentage decrease in fiscal 1996 over fiscal 1995 were savings achieved from lower distribution costs, primarily in North America, which caused selling and marketing expenses to grow at a slower rate than net sales. Increases from fiscal 1994 to fiscal 1995 were primarily due to increased advertising and promotional programs with respect to certain key product lines, including progressive lenses, Spectralite(registered trademark) and plastic photochromic products, and higher distribution costs. As a percentage of net sales, general and administrative expenses decreased to 11.7% in fiscal 1996 compared to 11.9% in fiscal 1995 and 11.7% in fiscal 1994. The decrease in administrative expenses in fiscal 1996 over fiscal 1995 includes reductions in performance based management bonuses offset by an increase in provisions for doubtful accounts reflecting the lengthening days sales outstanding in parts of South America and Asia. Operating expenses as a percentage of net sales in each of fiscal 1996, fiscal 1995 and fiscal 1994 were 32.2%, 33.7% and 32.5%, respectively.

Operating income

     Operating income for fiscal 1996 totaled $60.8 million, an increase of $17.1 million over fiscal 1995 operating income of $43.7 million, as adjusted, or 39.1%. Operating income in fiscal 1995 reflected a growth of $12.9 million, or 41.8% over operating income of $30.8 million for fiscal 1994, as adjusted.

Net interest expense

     Net interest expense totaled $12.1 million for fiscal 1996, $12.1 million, as adjusted, for fiscal 1995 and $12.7 million, as adjusted, for fiscal 1994. The reduction in interest expense from fiscal 1994 to fiscal 1995 primarily relates to interest expense savings from reduced borrowings by the Company and its foreign subsidiaries. The Company's IPO in March 1995 resulted in net proceeds of $81.2 million which were primarily used to pay down debt under the bank credit agreement. The Company estimated that this repayment and, to a lesser extent, lower interest rates under the Revised Bank Facility, would result in annual interest expense savings of approximately $6.4 million at fiscal 1995 interest rates, which savings have been reflected in the fiscal 1995 pro forma adjustments. The net interest expense for fiscal 1994 has also been adjusted for this repayment and for this change in interest rates, as well as for increased indebtedness arising from the Acquisition.

Foreign currency adjustments

     For fiscal 1996 and fiscal 1995 no translation adjustments were necessary as the Brazilian Real had strengthened slightly against the U.S. dollar during this period. During fiscal 1994 foreign currency adjustments reduced income by $645,000. The foreign currency adjustments reflect the change in the value of monetary assets in the Company's subsidiary in Brazil, a hyper-inflationary economy until June 1994.

Provision for income taxes

     The Company's combined state, federal and foreign tax rate was approximately 28.6% for fiscal 1996 compared to 22.0%, as adjusted, for fiscal 1995 and 41.3%, as adjusted, for fiscal 1994. The Company provided valuation allowances against fiscal 1994 net operating loss carryforwards in the United States and against fiscal 1996, 1995 and fiscal 1994 net operating losses in Australia, primarily as a result of the Acquisition. The utilization of certain of these losses has resulted in a reduced effective tax rate for fiscal 1996 and 1995.
The net operating losses in Australia, which do not expire, are expected to exceed taxable profits in Australia in fiscal 1997. The Company expects its effective tax rate to be approximately 30.0% to 33.0% for fiscal 1997 and approximately 35.0% to 36.0% thereafter.
The Company has deferred tax assets on its balance sheet as of March 31, 1996 amounting to approximately $14.3 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Extraordinary item

     During fiscal 1996 the Company repurchased approximately $19.9 million principal amount at maturity of its 9 5/8% Senior Subordinated Notes due 2003. As a result of the repurchases the Company recorded an extraordinary charge of $0.9 million for fiscal 1996 resulting from the write-off of unamortized debt issuance costs and premium over accreted value. The repurchase was partly funded by borrowings under the Bank Credit Agreement and partly from excess cash arising from the IPO.

Net income

     Net income for fiscal 1996 totaled $33.6 million compared to $23.6 million, as adjusted, for fiscal 1995, and $9.6 million, as adjusted, for fiscal 1994, increases of $10.0 million and $14.0 million, respectively. The growth in net income from fiscal 1995, as adjusted, to fiscal 1996 was 42.4% and from 1994, as adjusted, to fiscal 1995, as adjusted, was 145.8 %.

LIQUIDITY AND CAPITAL RESOURCES

     The following analysis of the Company's cash flow statement reflects the historical results of the Company which have not been adjusted for the Acquisition or IPO.

     Operating activities generated $30.8 million in cash in fiscal 1996, compared with $18.5 million in fiscal 1995 and $20.7 million in fiscal 1994. Significantly improved net income was offset in part by a growth in inventories and accounts receivable. Accounts payable which have increased in line with inventory growth is partly offset by a reduction in accrued and other liabilities, primarily being expenditures on the Company's reorganization, provided for following the Acquisition in fiscal 1994. The most significant cause of the decrease from fiscal 1994 to fiscal 1995 was the decrease in net income, after adding back non-cash charges, caused by higher interest expense and one time cash charges associated with the IPO ($1.4 million), and other operating cash movements ($0.9 million).

     During fiscal 1996 inventories as a percentage of net sales grew to 26.0% from 24.8% in the prior year, resulting from a 17.5% increase in inventory levels. The growth in inventory levels has resulted from the introduction of new products and regional spread of new products, resulting in both finished goods inventory growth and increased mold inventory requirements. Accounts receivable as a percentage of net sales decreased to 19.3% in fiscal 1996 compared to 20.2% a year ago. The accounts receivable growth from increased net sales, has been offset by provisions for doubtful accounts reflecting the lengthening days sales outstanding in parts of South America and Asia. During fiscal 1995, inventories as a percentage of net sales reduced to 24.8% compared to 26.3% in fiscal 1994, caused by net sales growth outstripping inventory growth. Accounts receivable as a percentage of net sales in fiscal 1995 were 20.2%, compared to 20.7% in fiscal 1994.

     During fiscal 1996 net cash expended on investing activities was primarily for capital expenditures and increasing the Company's investment in its Venezuela joint venture. Capital expenditures in fiscal 1996 were $17.6 million compared with $11.6 million and $10.6 million in fiscal 1995 and fiscal 1994, respectively. The increase in capital expenditure in fiscal 1996 relates mainly to expansion of production capacity to accommodate higher volumes and the introduction of new products. Management anticipates capital expenditures of $25 million to $30 million annually over the next several years, of which approximately $4 million annually is viewed as discretionary. The anticipation of increased capital expenditures primarily relates to expansion projects in China, South America and Sunlens initiatives.
On October 5, 1995, the Company increased its investment in its Venezuela joint venture, Sola de Venezuela Industria Optica, C.A. ("Sola Venezuela"), from 45% to 80%, which was effective from March 31, 1995. In addition, in March 1996, the Company exercised its option to acquire the remaining 20% of the shares in Sola Venezuela. The purchase price for all the shares, including the 20% option, and acquisition expenses, amounted to approximately $3.6 million and was paid in cash, $2.0 million in October 1995, and $1.6 million in March 1996. In addition to the $1.6 million cash purchase price of the final 20% of Sola Venezuela, there will be a contingent payment, if any, based on the growth in the net income of Sola Venezuela in fiscal 1998 over the net income of Sola Venezuela in fiscal 1995. Under certain circumstances the contingent payment could be based on an earlier 12 month period.

     Financing activities were an outflow of $4.7 million in fiscal 1996. During the three months ended June 1995 the Company repurchased approximately $19.9 million principal amount at maturity of its 9 5/8% Senior Subordinated Notes due 2003. The repurchase was partly funded by borrowings under the Bank Credit Agreement and partly from excess cash arising from the IPO. The Company may from time to time purchase additional Notes in the market or otherwise subject to market
conditions.   Net cash used in financing activities in fiscal 1995
amounted to $4.1 million. Of this amount $81.2 million represented net cash proceeds from the sale of approximately 5.4 million shares of common stock in the Company's initial public offering in March 1995. The funds derived from the IPO were used to pay down borrowings of $72.7 million under the Company's bank credit agreement and to pay AEA $3.0 million for the termination of its management agreement with the Company, with the excess of $5.5 million added to working capital.

     On December 1, 1993, in connection with the Acquisition, the Company issued $116.6 million principal amount at maturity of 9 5/8% Senior Subordinated Notes due 2003, from which it received gross proceeds of approximately $100 million and net proceeds of approximately $97 million, after deducting fees and expenses. Cash interest on the Notes is payable at the rate of 6% per annum of their principal amount at maturity through and including December 15, 1998, and after such date is payable at the rate of 9 5/8% per annum of their principal at maturity. Interest is payable on June 15 and December 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 1998, initially at 104.813% of their principal amount at maturity, plus accrued interest, declining to 100% of their principal amount at maturity, plus accrued interest, on or after December 15, 2000. In addition, at the option of the Company at any time prior to December 15, 1996, up to $40.75 million aggregate principal amount at maturity of the Notes are redeemable from the proceeds of one or more Public Equity Offerings following which there is a public market, at 109.625% of their Accreted Value, plus accrued interest. The Indenture restricts the Company's ability to, among other things, incur indebtedness, declare or pay dividends or make certain other payments, create liens, utilize proceeds from an asset sale, conduct transactions with affiliates and issue capital stock of its subsidiaries.

     The Company entered into a Bank Credit Agreement dated December 1, 1993, with a syndicate of financial institutions, covering an aggregate amount of $130 million (the "Bank Facility"). The Bank Facility was comprised of term facilities in the amount of $45 million and a revolving credit facility. Pursuant to the Company's IPO in March 1995, proceeds from the offering were used to retire the term facilities and repay borrowings under the Revolver. Related unamortized debt issuance costs of $3.9 million were written off and reflected as an extraordinary item, net of tax. On March 2, 1995, the Company entered into an Amended and Restated Bank Credit Agreement with The Bank of Nova Scotia, for itself and as agent for a syndicate of other financial institutions, covering an aggregate amount of $85 million (the "Revised Bank Facility"). The Revised Bank Facility consists of a revolving credit facility (the "Revised Revolver") with the amount thereunder equal to the lesser of (i) $85 million or (ii) 75% of eligible accounts receivable and 45% of eligible inventory of the Company and its subsidiaries, as defined. Up to $20 million of capacity under the Revised Revolver is available for the issuance of letters of credit and up to $15 million of capacity is available for swing line advances. The Revised Revolver terminates on December 1, 1999. As of March 31, 1996 total availability under the Revised Revolver was $85 million, of which $6.0 million had been utilized and a further $1.4 million had been used for letters of credit issued with varying maturities.

     The Revised Bank Facility contains a number of covenants, including, among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness (including contingent obligations), the ability to declare, pay or make dividends or other distributions in excess of prescribed levels, the creation of liens, the making of certain investments and loans, engaging in unrelated business, transactions with affiliates, the consummation of certain transactions such as sales of substantial assets, mergers or consolidations and other transactions. The Company and its subsidiaries are also required to comply with certain financial tests and maintain certain financial ratios. The Company has pledged the shares of its domestic subsidiaries and has pledged 65% of the shares of certain significant foreign subsidiaries, as defined, as collateral for the Revised Bank Facility.

     The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of March 31, 1996, the Company's total credit available under such facilities was approximately $37.0 million, of which $13.7 million had been utilized.

     The Company continues to have significant liquidity requirements. In addition to working capital needs and capital expenditures, the Company has substantial cash requirements for debt service. The Company expects that the Revised Bank Facility and other overseas credit facilities, together with cash on hand and internally generated funds, if available as anticipated, will provide sufficient capital resources to finance the Company's operations, fund anticipated capital expenditures, and meet interest requirements on its debt, including the Notes, for the foreseeable future. As the Company's debt matures, the Company may need to refinance such debt. There can be no assurance that such debt can be refinanced on terms acceptable to the Company.

SUBSEQUENT EVENTS

AO Acquisition

     The Company and American Optical Corporation ("AOC") are parties to a Purchase Agreement dated as of May 6, 1996 (the "Purchase Agreement"). Pursuant to the Purchase Agreement, Sola has agreed to purchase substantially all of the assets of AOC's United States ophthalmic business and all of the shares of capital stock of certain foreign subsidiaries which operate AOC's ophthalmic business in Mexico, the United Kingdom, France, Switzerland, Singapore, Canada and Zimbabwe ("AO Acquisition"). The purchase price is $107.0 million, (together with the assumption of certain liabilities), subject to post closing adjustments.

     In connection with the AO Acquisition, Sola will receive a perpetual, royalty-free license which generally provides for Sola's exclusive use of certain trademarks and the AO and American Optical trade name in the ophthalmic business worldwide, subject to certain limitations in connection with certain specified geographic areas and products. Except as licensed to Sola, AOC will retain ownership and rights to use the licensed trademarks and trade names. In connection with the AO Acquisition, the principal owner of AOC has agreed not to compete with the acquired businesses for a period of seven years.

     Pursuant to the terms of the Purchase Agreement, and subject to certain exceptions, AOC has agreed to indemnify the Company for certain losses (i) arising out of breaches of AOC's representations and warranties and covenants contained in the Purchase Agreement, (ii) arising out of retained liabilities or (iii) otherwise relating to environmental claims.

     The AOC business acquired by Sola ("AO") is a leading manufacturer and worldwide distributor of a broad range of ophthalmic lenses used in prescription eyewear. Its product line includes single vision, bifocal, trifocal and progressive lenses, many of which are sold under AO's brand names such as AOPRO(trademark), TruVision Omni(registered trademark), and Aspherlite(registered trademark).
AO focuses on the production of plastic lenses, but also offers value-added glass progressive lenses and glass executive bifocals.
The Company believes that approximately half of AO's fiscal 1996 net sales represented sales of value-added products such as progressive lenses and thinner, lighter weight lenses made of high-index plastic, polycarbonate and other advanced materials. AO also provides value-added services through five non-U.S. prescription laboratories which customizes lenses to individual customer prescriptions and preferences. More than 40.0% of AO's fiscal 1996 net sales were generated from the services provided by these laboratories.

     AO sells its products to a diverse base of international and domestic customers including retail chains, optical wholesalers and research laboratories. AO's net sales and operating income, after allocated corporate expenses, were approximately $85.7 million and $11.9 million, respectively, during fiscal 1996. More than 70.0% of its fiscal 1996 net sales originated outside the United States. AO has manufacturing operations in Massachusetts, Mexico and the United Kingdom, and sales and distribution operations in the United States, the United Kingdom, France, Switzerland, Mexico, Canada, Singapore and Zimbabwe.

     AO operates prescription laboratories in France, the United Kingdom, Mexico, Singapore and Zimbabwe. The Company believes that AO's primary laboratory in Fougeres, France is among the highest quality laboratories in Europe. Laboratory services provided by AO include fabrication, the process of grinding a final prescription onto a semi-finished lens; coating, which involves the application of scratch resistant hard coating, anti-reflective coating or color tinting; and edging, the process of shaping lenses to meet the specifications of a specific frame.

     AO has approximately 1,200 employees, mostly at its Tijuana manufacturing facilities and French prescription laboratory.

New Credit Agreement

     Simultaneous with the closing of the AO Acquisition, the Company expects to enter into a new bank credit agreement (the "New Credit Agreement"), replacing its existing credit agreement. The New Credit Agreement is divided into three tranches which consist of: a five-year term loan of $30 million, a renewable three-year foreign currency revolving facility of $30 million, and a five-year U.S. dollar revolver of $120 million. The New Credit Agreement is unsecured. The Company believes that the New Credit Agreement will lower the effective interest rate on its borrowings and provide it with greater operating flexibility.

Neolens Acquisition

     In May 1996 the Company announced that it had entered into a definitive merger agreement which provides for the acquisition by the Company of Neolens, Inc. ("Neolens"), a Florida corporation that manufactures polycarbonate eyeglass lenses and has been a supplier to the Company. Pursuant to the merger agreement the Company has commenced a cash tender offer for all outstanding shares of Neolens Common Stock, Series A Preferred Stock and Series B Preferred Stock. The aggregate purchase price will be approximately $16.0 million, including the assumption of Neolens debt. Although there can be no assurance of consummation, the Company expects to consummate the tender offer by August 1996. The Company believes that the acquisition of Neolens will enable the Company to increase its penetration of the fast growing polycarbonate market and will give the Company access to certain technologies used in the production of single vision and polycarbonate lenses.

CURRENCY EXCHANGE RATES

     As a result of the Company's worldwide operations, currency exchange rate fluctuations tend to affect the Company's results of operations and financial position. The two principal effects of currency exchange rates on the Company's results of operation and financial position are (i) translation adjustments for subsidiaries where the local currency is the functional currency and (ii) translation adjustments for subsidiaries in hyper-inflationary countries. Translation adjustments for functional local currencies have historically been credited or debited, as appropriate, to the parent Company investment account; following consummation of the Acquisition, such adjustments have been made to shareholders' equity. For the fiscal years ended March 31, 1996 and 1995, the four months ended March 31, 1994, and the eight months ended November 30, 1993, such translation adjustments were approximately $(1.6) million, $4.4 million, $1.3 million, and $(2.5) million, respectively.

     During fiscal 1996 the Company has benefited from reduced manufacturing costs at its Mexican facility arising from the continued weakness of the Mexican Peso. For translation adjustments of the Company's subsidiaries operating in hyper-inflationary countries, until recently primarily Brazil, the functional currency is determined to be the U.S. dollar, and therefore all translation adjustments are reflected in the Company's Statements of Operations. For the fiscal years ended March 31, 1996 and 1995 no translation adjustments were necessary as the Brazilian Real had strengthened slightly against the U.S. dollar during these periods. For the four months ended March 31, 1994 and the eight months ended November 30, 1993 such translation adjustments were $(167,000) and $(478,000), respectively. In hyper-inflationary environments, the Company generally protects margins by methods which include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible.

     Because a majority of the Company's debt is U.S. dollar denominated, the Company may hedge against certain currency fluctuations by entering into currency swaps (however certain currencies, such as the Brazilian Real, cannot be hedged), although no such swaps had been entered into as of March 31, 1996. As of March 31, 1996 certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments in amounts other than their home currency. The carrying amount of the forward contracts approximates fair value, which has been estimated based on current exchange rates. For further financial data of the Company's performance by region, see Note 16 of Notes to Consolidated Financial Statements.

SEASONALITY

     The Company's business is somewhat seasonal, with third quarter results generally weaker than the other three quarters as a result of lower sales during the holiday season, and fourth quarter results generally the strongest.

INFLATION

     Inflation continues to affect the cost of the goods and services used by the Company. The competitive environment in many markets limits the Company's ability to recover higher costs through increased selling prices, and the Company is subject to price erosion in many of its standard product lines. The Company seeks to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. Approximately 7.6% of the Company's net sales during fiscal 1996 were derived from its operations in South America, the majority of which are in Brazil, which has experienced periods of hyper-inflation. In June 1994, the Brazilian Government introduced a new currency, the Real, and adopted certain financial plans to reduce inflation in that country. From
June 1994 through March 31, 1996, inflation has reduced to approximately 2% per month, compared to a rate of approximately 45% per month in June 1994 (3,500% for the full year). Since introduction of this plan, the Brazilian Real has strengthened slightly against the U.S. dollar. For a description of the effects of inflation on the Company's reported revenues and profits and the measures taken by the Company in response to inflationary conditions, see--"Currency Exchange Rates" above.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

     This Form 10-K of the Company includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's development of new products, including, among others, Spectralite and Matrix, (ii) the availability of raw materials for the Company's products, (iii) anticipated trends in the Company's business environment, (iv) the Company's ability to continue to control costs and maintain adequate standards of customer service and product quality and (v) future income tax rates and capital expenditures. These forward looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements. See "Factors Affecting Future Operating Results" included in Exhibit 99.1 of the Company's Form 10-K for the fiscal year ended March 31, 1996 and the factors described in "Business--Environmental Matters."

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-27 and the related financial statement schedule is set forth on page S-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                               PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the Company's directors and executive officers as of May 31, 1996. All directors hold office until the annual meeting of stockholders of the Company following their election or until their successors are duly elected and qualified. Officers are appointed by, and serve at the discretion of, the Board of Directors.

             NAME              AGE              POSITION
             ----              ---              --------
    Irving S. Shapiro........   79        Chairman of the Board
    Douglas D. Danforth......   73        Director
    Hamish Maxwell...........   69        Director
    Ruben F. Mettler.........   72        Director
    Laurence Za Yu Moh.......   70        Director
    Jackson L. Schultz.......   70        Director
    John E. Heine............   52        President and Chief Executive
                                           Officer, Director
    James H. Cox.............   47        Vice President, Assistant
                                           Secretary and Assistant
                                           Treasurer; President, Sola
                                           Optical USA
    Ian S. Gillies...........   54        Vice President, Finance, Chief
                                           Financial Officer, Secretary
                                           and Treasurer
    Stephen J. Lee...........   43        Vice President, Human Resources
    Barry J. Packham.........   49        Vice President, Manufacturing
                                           Development
    Colin M. Perrott.........   49        Vice President, Technology and
                                           Development
    John J. Bastian..........   44        Vice President, Regional
                                           Director, Australia
    Bernard Freiwald.........   57        Vice President, Business
                                           Development
    Theodore Gioia...........   38        Vice President, Strategic
                                           Planning
    Owen W. Roe..............   45        Vice President, Regional
                                           Director, Asia
    Aurelio F. deB. Seco.....   61        Vice President, Regional
                                           Director, South America
    Mark T. Mackenzie........   46        Vice President, Regional
                                           Director, Europe
    Alan S. Vaughan..........   52        Vice President, Worldwide Rx
                                           Operations

     The principal occupations and positions for at least the past five years of each of the directors and executive officers of the Company are as follows (references to the Company include its predecessors):

     Irving S. Shapiro has been Chairman of the Board of the Company since December 1994. Mr. Shapiro is Of Counsel to Skadden, Arps, Slate, Meagher & Flom. He was Chairman and Chief Executive Officer of E.I. du Pont de Nemours and Company from 1974 to 1981. He has been Chairman of the Board of the Howard Hughes Medical Institute since 1990 and is a director of J.P. Morgan Florida Federal Savings Bank, Pediatric Services of America Inc., and Gliatech, Inc.

     Douglas D. Danforth has been a director of the Company since
December 1994.  He was Chairman and Chief Executive Officer of
Westinghouse Corporation from 1983 to 1987. He is a director of Travelers, Inc.

     Hamish Maxwell has been a director of the Company since December 1994. Mr. Maxwell was Chairman of the Executive Committee of the Board of Directors of Philip Morris Companies Inc. from September 1991 through April 1995 and was Chairman and Chief Executive Officer of such company from 1984 to 1991. He is a director of Bankers Trust Company, Bankers Trust New York Corporation and The News Corporation Limited.

     Ruben F. Mettler has been a director of the Company since
December 1994. He was Chairman and Chief Executive Officer of TRW Inc. from 1977 to 1988.

     Laurence Za Yu Moh has been a director of the Company since
December 1994.  He is Chairman Emeritus of Universal Furniture
Limited, which he founded in 1959. Mr. Moh is also a director of Stimsonite Corp.

     Jackson L. Schultz has been a director of the Company since November 1995. Mr. Schultz joined Wells Fargo Bank in 1970, retiring in 1990 as Senior Vice President responsible for Public and Governmental Affairs. Mr. Schultz remains a consultant to the bank. Mr. Schultz is also a director of Cooper Development Company and The San Francisco Company.

     John E. Heine has served as Chief Executive Officer and President of the Company since November 1981 and served as Chairman of the Board of the Company from September 1993 to December 1994. Mr. Heine joined the Company in 1981 as Managing Director of Sola International Holdings, Ltd. and previously held general management positions with Southern Farmers Holdings, Ltd. in Adelaide and J.J. Heinz in Melbourne, Australia.

     James H. Cox was appointed Vice President, Assistant Secretary and Assistant Treasurer of the Company in September 1993 and President of Sola Optical USA, the Company's North American eyeglass lens business in 1991. He joined the Company as Vice President, Manufacturing in 1985. Mr. Cox was formerly Executive Vice President of Operations with Bausch & Lomb's Consumer Products Division.

     Ian S. Gillies was appointed Vice President, Finance, Chief Financial Officer and Treasurer of the Company in 1991, having previously held the positions of Regional Director of the Company's European operations and Managing Director of Pilkington Ophthalmic Products. Mr. Gillies joined Pilkington in 1966. Mr. Gillies was elected to the position of Secretary of the Corporation in September 1995.

     Stephen J. Lee was appointed Vice President, Human Resources of the Company in 1988 and was formerly Director of Personnel for Pilkington's Ophthalmic and Insulation Divisions. Mr. Lee joined the Pilkington Group in 1974.

     Barry J. Packham joined the Company as Vice President, Manufacturing Development in February 1993. Mr. Packham was Managing Director of Ceramic Fuel Cells Ltd., a research and development joint venture consortium in Melbourne, Australia, from 1991 to 1993 and formerly held manufacturing and general management positions with Kodak and Leigh-Mardon Pty. Ltd.

     Colin M. Perrott is the Company's Vice President of Technology and Development. Dr. Perrott joined the Company in 1984 and was formerly Officer in Charge of the Commonwealth Scientific and Industrial Research Organization's Manufacturing Technology Unit in Adelaide, South Australia.

     John J. Bastian has served as Regional Director, Australia since 1987. Mr. Bastian joined the Company in 1983 as Group General
Manager, Marketing in Sola International Holdings, South Australia following a six-year career with PA Management Consultants.

     Bernard Freiwald has served as Vice President, Business Development since July 1994. He was formerly the Company's Regional Director, Europe since 1991. Mr. Freiwald joined the Company in 1977 as Vice President of Marketing and Sales in Sola Optical USA and was subsequently appointed Executive Vice President of Sola Optical USA in 1989.

     Theodore Gioia has served as Vice President, Strategic Planning since 1992. Mr. Gioia joined the Company as Director of Strategic Planning in 1989, having sold the start-up recording company he founded in 1987. Mr. Gioia was previously a consultant with McKinsey & Company and the Boston Consulting Group.

     Owen W. Roe is the Company's Regional Director, Asia. Mr. Roe joined the Company as Management Accountant in Sola Optical Australia in 1976, becoming Group Financial Controller in 1983. Following a two-year assignment as Marketing Manager of the Company's U.K. operations, Mr. Roe served as Group Human Resources Manager until he was appointed to his current position in 1988.

     Aurelio F. deB. Seco has served as the Company's Regional Director, South America since 1989. Mr. Seco joined the Company in 1974 as chief engineer in the Company's Brazilian factory, and was subsequently appointed the Chief Executive Officer of SOLA-Brazil.

     Mark T. Mackenzie was appointed Regional Director, Europe in April 1994. Mr. Mackenzie served as Group Marketing Director of Tarkett Pegulan AG, and as General Manager of the Residential Flooring Division, based in Germany. He formerly held marketing and sales positions with Gillette, L'Oreal and Cadbury Schweppes.

     Alan S. Vaughan was appointed Vice President, Worldwide Rx Operations in June 1994, having previously served as European Manufacturing and Technical Director. Mr. Vaughan joined the Company in 1978 as Managing Director of Sola ADC Lenses in Ireland. He was previously Director of Operations with Johnson & Johnson (Ireland).

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company paid or accrued during fiscal 1996, 1995 and 1994, to the Chief Executive Officer of the Company and to the four other most highly compensated executive officers of the Company whose total annual salary and bonus exceeds $100,000 (collectively, with the Chief Executive Officer, the "Named Executive Officers").


                                   SUMMARY COMPENSATION TABLE
                                                                         Long Term
                                                                        Compensation
                                                                           Awards
                                                                        ------------
                                                                         Securities
                                                                         Underlying
       Name and                                       Other Annual        Options/      All Other
  Principal Position    Year    Salary    Bonus (1)   Compensation (2)     SARs (#)    Compensation
  ------------------    ----    ------    ---------   ----------------     --------    ------------
John E. Heine
 President and Chief    1996   $430,048    $432,427        $103,592          __            $__(3)
 Executive Officer      1995    425,240     704,521         148,463          __             __
                        1994    425,240     218,573         149,264        397,261          __

James H. Cox
 Vice President,        1996   $261,725    $207,368          $4,192          __          $4,072(4)
 Assistant Secretary    1995    257,824     293,017           5,749          __           9,283
 and Assistant          1994    252,832     185,724           7,104        112,270        4,528
 Treasurer;
 President, Sola
 Optical USA

Colin M. Perrott
 Vice President,        1996   $235,870    $168,961         $93,756          __            $__(3)
 Technology             1995    232,601     275,260         165,916          __             __
 and Development        1994    253,496      92,141         180,196         86,366          __

Ian S. Gillies
 Vice President,        1996   $213,624    $152,075         $96,290          __          $4,620(4)
 Finance, Chief         1995    209,355     247,751          98,470          __           4,711
 Financial Officer,     1994    225,710      82,139         125,524        112,270      118,982
 Secretary and
 Treasurer

Bernard Freiwald
 Vice President,        1996   $230,000    $167,072        $21,599          __           $4,620(4)
 Business               1995    224,894     272,182         37,925          __           26,772
 Development            1994    195,425      49,165         50,727         86,366         4,937

- -----------

(1) The amounts indicated for fiscal 1994 do not include bonuses paid by Pilkington to certain Named Executive Officers of the Company for services rendered to Pilkington in connection with the Acquisition.

(2) The amounts indicated for Messrs. Heine, Perrott, Gillies and Freiwald include an expatriate accommodation allowance and benefits package of $116,008, $109,843, $81,462 and $39,648, respectively, for fiscal 1994; $117,509, $112,584, $73,534 and
     $17,005, respectively, for fiscal 1995, and $78,445, $67,277,
     $68,281, and $2,734, respectively, for fiscal 1996.


(3) In lieu of participation in the Sola Optical Australia Superannuation Plan, Messrs. Heine and Perrott earn equivalent pensions under separate Expatriate Superannuation Agreements with the Company.
     See "--Pension Plan".

(4) Messrs. Cox, Gillies and Freiwald deferred portions of their annual salary pursuant to the Sola Optical USA 401(k) Savings Plan. The amounts shown represent cash contributions made by the Company to the plan for the account of such Named Executive Officers for fiscal 1996 in the amounts of $4,072, $4,620 and $4,620, respectively.


Existing Option Plan

     Sola Investors Inc., the Company's former parent, adopted the Sola Investors Inc. Stock Option Plan (the "Existing Option Plan"), pursuant to which certain key employees and/or directors of the Company and its subsidiaries and affiliates (each an "Optionee") were eligible to receive non-qualified stock options (the "Existing Options") to acquire shares of the non-voting common stock of Sola Investors Inc. Existing Options granted to an Optionee are evidenced by an agreement between the Optionee and Sola Investors Inc. which contains such terms not inconsistent with the Existing Option Plan as the committee appointed to administer the Existing Option Plan deemed necessary or desirable (the "Existing Option Agreements"). Pursuant to the Existing Option Plan, unless otherwise set forth in an Existing Option Agreement, 20% of the Existing Options granted to an Optionee vested on the date of grant, with an additional 20% vesting on each successive one-year anniversary of the date of grant. Existing Options not previously vested become fully vested in the event of a sale or other disposition of 80% or more of the outstanding capital stock or substantially all of the assets of Sola Investors Inc. (or its successor), or upon a merger or consolidation of the Company and its subsidiaries and affiliates unless the merger or consolidation is one in which the Company is the surviving corporation or one in which control of the Company and its subsidiaries and affiliates does not change (a "Termination Event"). However, Existing Options which are not exercised on or prior to a Termination Event lapse upon the closing of a Termination Event. The consummation of the merger of Sola Investors Inc. into the Company in February 1995 (the "Merger") did not constitute a Termination Event. All non-vested Existing Options of an Optionee lapse upon such Optionee's termination of employment for any reason. An Optionee's vested Existing Options lapse 45 days after termination of such Optionee's employment with the Company and its subsidiaries and affiliates for any reason other than death or disability, in which case such options terminate 180 days after such termination; provided, however, that such options lapse immediately in the event an Optionee's employment with the Company and its subsidiaries and affiliates is terminated for cause.

     Upon consummation of the Merger, the Existing Option Plan and the Existing Option Agreements were assumed by the Company and all Existing Options which were outstanding at such time were converted into options to acquire shares of the Company's Common Stock, with the number of shares subject to such option and the exercise price thereof adjusted appropriately. Existing Options to acquire approximately 1,645,219 shares of the Company's Common Stock (as adjusted to reflect consummation of the Merger) were outstanding under the Existing Option Plan as of the date of the Merger. The Existing Option Plan was amended to provide that, effective upon the consummation of the Merger, no new options will be granted thereunder.

International Stock Option Plan

     The Company adopted the Sola International Inc. Stock Option Plan (the "International Stock Option Plan"), effective February 15, 1995. Pursuant to the International Stock Option Plan, key employees and/or directors of the Company are eligible to receive awards of stock options in consideration of their services to the Company. Options granted under the International Stock Option Plan may be either nonqualified stock options or "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Subject to antidilution and similar provisions, the number of shares of Common Stock with respect to which options may be awarded under the International Stock Option Plan is equal to (i) 855,868, plus (ii) subject to the requirements of Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), if applicable, the number of shares of Common Stock subject to Existing Options which expire or terminate without exercise for any reason, which number of shares underlying Existing Options shall not exceed 1,645,219.

     The International Stock Option Plan is administered by the Compensation Committee of the Company's Board of Directors. Subject to the provisions of the International Stock Option Plan, the Compensation Committee will determine when and to whom options will be granted, the number of shares covered by each option and the terms and provisions with respect to the options. The Compensation Committee may not grant options to any eligible employee under the International Stock Option Plan with respect to more than 500,000 shares of Common Stock in any fiscal year during the term of the plan (subject to antidilution and similar adjustments).

     An option may be granted on such terms and conditions as the Compensation Committee may approve, provided that all options must be granted with an exercise price not less than the fair market value of the underlying Common Stock on the date of grant (110% in the case of "incentive stock options" granted to a "ten percent stockholder", as provided in Section 422 of the Code). No option may be exercised after the expiration of ten years from the date of grant (five years in the case of an "incentive stock option" granted to a "ten percent stockholder"). Payment of the option exercise price must be made by certified or bank check. Options granted under the International Stock Option Plan will become exercisable at such times and under such conditions as the Compensation Committee shall determine. However, unless the Compensation Committee otherwise provides, options shall become exercisable as to 20% of the shares covered thereby on the date of grant and as to an additional 20% of such shares on each of the first four anniversaries of the date of grant. Vested options lapse 45 days after termination of employment with the Company for any reason other than death or disability, in which case such options terminate 180 days after termination. The portion of an option that is not vested will automatically lapse upon the employee's termination of employment with the Company for any reason. All options automatically lapse upon the termination of the optionee's employment for cause. Unless otherwise determined by the Compensation Committee, in the event of certain change of control transactions with respect to the Company, all outstanding options shall vest and, upon exercise, entitle the holder thereof to receive the same amount and kind of stock, securities, cash, property or other consideration that each holder of a share of Common Stock was entitled to receive in such transaction.

     The Board of Directors may at any time and from time to time suspend, amend, modify or terminate the International Stock Option Plan; provided, however, that, to the extent required by Rule 16b-3 promulgated under the Exchange Act, or any other law, regulation or stock exchange rule, no such change shall be effective without the requisite approval of the Company's stockholders. In addition, no such change may alter or impair any rights or obligations under any awards previously granted, except with the written consent of the optionee.

     In April 1996 the Board of Directors amended the International Stock Option Plan to permit non-employee Directors of the Company to elect to receive all or a portion of their annual retainer fee in the form of options to acquire shares of Common Stock. In June 1996 the Board of Directors further amended the International Stock Option Plan to increase the number of shares reserved for issuance pursuant to the exercise of stock options by 500,000. Both amendments are subject to approval by the shareholders of the Company at the fiscal 1996 Annual General Meeting.

Option Exercise Table

     The following table sets forth the number of shares covered by both exercisable and unexercisable Existing Options granted to the Named Executive Officers under the Existing Option Plan as of
March 31, 1996. No options were granted to the Named Executive Officers under the International Stock Option Plan as of March 31, 1996.


          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                 AND FISCAL YEAR-END OPTION/SAR VALUES
                    Number of Securities
                   Underlying Unexercised    Value of Unexercised In-the-
                   Options/SARs at Fiscal       Money Options/SARs at
                          Year-End               Fiscal Year-End(1)
                          --------               ------------------

      Name       Exercisable  Unexercisable  Exercisable   Unexercisable
      ----       -----------  -------------  -----------   -------------
John E. Heine         238,356        158,905   $5,103,202     $3,402,156

James H. Cox           67,362         44,908    1,442,220        961,480

Colin M. Perrott       51,819         34,546    1,109,445        739,630

Ian S. Gillies         67,362         44,908    1,442,220        961,480

Bernard Freiwald       51,819         34,546    1,109,445        739,630

- -------------

(1) Values for "in-the-money" Existing Options represent the positive spread between $9.71, the exercise price of outstanding Existing Options, and the closing price of $31.12 per share of Common Stock of the Company at March 29, 1996, as reported on the New York Stock Exchange.

Employment Agreements

     The Company and each of the Messrs. Heine, Cox, Perrott and Gillies is party to an employment agreement, each dated as of February 26, 1993. Each agreement has an initial term of three years and is automatically extended for an indefinite term unless terminated upon prior notice by either party. If the Company elects not to extend the term of an agreement or to terminate an agreement subsequent to the initial term other than for Cause (i.e., a material breach by the officer of the terms of his employment agreement, failure to perform his duties as an officer of the Company or commission of fraud or willful misconduct), the Company is required to give 18 months' notice in the case of Mr. Heine, and 12 months' notice in the case of Messrs. Cox, Perrott and Gillies. Each agreement provides for an annual base salary at a rate not less than the rate in effect on the date of the agreement. Such salaries are subject to discretionary increases in accordance with the Company's normal review procedures and policies. The agreements also provide for participation in various other plans and programs provided by the Company. In the event of a transfer of all or substantially all of the stock or assets of the Company in a privately negotiated transaction, the Company will assign its obligations under the employment agreements to the transferee. For purposes of assignment and transfer provisions in the agreements, a sale of stock of the Company as part of a public offering will not be treated as pursuant to a privately negotiated transaction.

     Each of the agreements provides that the Company has no further obligations under such agreement (other than for salary through the officer's termination date) in the event of an officer's termination by the Company for Cause, by the officer for other than Good Reason (i.e., diminution of the officer's responsibilities within the Company) or as a result of the officer's death or disability. If an officer is terminated by the Company for reason other than Cause or if the officer terminates his employment for Good Reason, the Company is required to continue to pay the salary of such officer until the later of the expiration of (i) the original term of the agreement or
(ii) the 18-month period from the date of termination in the case of Mr. Heine and the 12-month period from the date of termination in the case of Messrs. Cox, Perrott and Gillies.

     The Company and Mr. Freiwald entered into a letter agreement (the "Agreement") as of June 7, 1994 with respect to the terms and conditions of Mr. Freiwald's appointment by the Company to the position of Vice President, Business Development, which appointment commenced June 1, 1994. The Agreement provides that Mr. Freiwald will be employed by the Company on a full-time basis with a provision to permit employment on a part-time basis at a reduced salary at a to be agreed upon date. On April 1, 1996 Mr. Freiwald moved to a part-time basis under the terms of this agreement. Pursuant to the Agreement, while employed by the Company on a full-time or part-time basis, Mr. Freiwald is eligible to continue to participate in various employee benefit plans and programs of the Company and is entitled to reimbursement of certain costs incurred in connection with his relocation to California.

     Under the Agreement, in the event the Company terminates Mr. Freiwald's employment for any reason other than cause while he is employed on a full-time or part-time basis, he will be paid his full-time salary at the rate in effect on the date of his termination, for a period of 18 months from his termination date.

Pension Plan

     Prior to the Acquisition, Mr. Cox and Mr. Freiwald were participants in the Pilkington Visioncare Pension Plan. In connection with the Acquisition, the Company implemented the Sola Optical Pension Plan, which is currently intended, together with the Pilkington Visioncare Pension Plan, to provide substantially the same benefit that would have been payable had Mr. Cox and Mr. Freiwald continued active participation under the Pilkington Visioncare Pension Plan, as it existed on December 1, 1993, until retirement. To that end, retirement benefits under the basic formula of the Sola Optical Pension Plan currently are substantially identical to the Pilkington Visioncare Pension Plan for a given level of compensation and service. Messrs. Heine and Perrott do not participate in the Sola Optical Pension Plan. In lieu of their participation in the Sola Optical Australia Superannuation Plan, Messrs. Heine and Perrott earn equivalent pensions under separate Expatriate Superannuation Agreements with the Company. Under those agreements, the Company will be required to make a lump sum payment for the benefit of each of Messrs. Heine and Perrott upon their termination of service or retirement from the Company based on the benefits they would have accrued under the Sola Optical Superannuation Plan had they continued their participation therein. Payments under the Sola Optical Australia plan generally are based on years of service and final average compensation. The estimated lump sum benefits for the benefit of Messrs. Heine and Perrott upon normal retirement from the Company at age 65 are Australian $2,328,000 and Australian $1,409,000, respectively (U.S.$1,822,000 and U.S.$1,103,000, based on a conversion rate of 1.278 Australian $ to the U.S. $). Mr. Gillies did not participate in the Pilkington Visioncare Pension Plan; however, he does participate in the Sola Optical Pension Plan.

     The following table shows estimated annual benefits payable upon retirement to Messrs. Cox, Gillies and Freiwald under the Sola Optical Pension Plan in combination (to the extent applicable) with the Pilkington Visioncare Pension Plan. The Sola Optical Pension Plan will provide the amount of the benefit in excess of a portion of the amount accrued under the Pilkington Visioncare Pension Plan as of December 1, 1993; assuming retirement at age 65, the amount of annual benefit payable by the Pilkington Visioncare Pension Plan to Mr. Cox and Mr. Freiwald which will be offset from the Sola Optical Pension Plan will be $16,929.48 and $33,787.08, respectively. Assets of the Pilkington Visioncare Pension Plan were not transferred to the Company from Pilkington in connection with the sale of the Company from Pilkington and the Company has no obligation under the Pilkington Visioncare Pension Plan.

                                PENSION PLAN TABLE
                                 YEARS OF SERVICE
               ---------------------------------------------------
REMUNERATION       15        20         25        30         35
- ------------       --        --         --        --         --
  $125,000      $26,850   $35,801    $44,751    $53,701    $62,651

   150,000       32,573    43,431     54,288     65,146     76,003

   175,000       32,573    43,431     54,288     65,146     76,003

   200,000       32,573    43,431     54,288     65,146     76,003

   225,000       32,573    43,431     54,288     65,146     76,003

   250,000       32,573    43,431     54,288     65,146     76,003

   300,000       32,573    43,431     54,288     65,146     76,003

   350,000       32,573    43,431     54,288     65,146     76,003

   400,000       32,573    43,431     54,288     65,146     76,003

   450,000       32,573    43,431     54,288     65,146     76,003

   500,000       32,573    43,431     54,288     65,146     76,003


     The years of credited service as of March 31, 1996 for Messrs. Cox, Gillies and Freiwald are 10.25, 2.33 and 18.25, respectively.

     Benefits under the Sola Optical Pension Plan are not offset by Social Security benefits. The amounts shown are based upon certain assumptions, including retirement of the employee at exact age 65 on March 31, 1996 and payment of the benefit under the basic form of the Sola Optical Pension Plan, a single life annuity for the life of the participant. The amounts will change if the payment is made under any other form permitted by the Sola Optical Pension Plan, or if an employee's retirement occurs after March 31, 1996, since the Social Security Wage Base of such an employee (one of the factors used in computing the annual retirement benefits) will reflect higher Social Security tax bases for years after 1996. The Sola Optical Pension Plan provides a higher level of benefits for the portion of compensation above the compensation levels on which Social Security benefits are based.

     The remuneration levels shown represent the five year average of annual compensation covered by the Sola Optical Pension Plan as of March 31, 1996. Compensation covered by the Sola Optical Pension Plan includes regular base salary, hourly wages, shift differentials, overtime, vacation and sick leave pay, commissions, sales bonus, amounts deferred under any tax qualified plan of the Company and amounts paid pursuant to management bonus plans or other formally adopted incentive compensation plans. The current compensation covered by the Sola Optical Pension Plan for Messrs. Cox, Gillies and Freiwald differs substantially (by more than 10%) from that set forth in the Summary Compensation Table under the aggregate of the "Salary" and "Bonus" columns because the amount of compensation which may be covered under a tax qualified pension plan is limited by the Internal Revenue Code.

     The pension amounts shown for remuneration in excess of the compensation cap ($150,000 for 1995) are based upon the compensation cap in each year, as required by law. The IRC Section 415 defined limit was $120,000 for 1995, but it did not provide any further limitation on the amounts calculated.

Director Compensation

     Directors who are full time employees of the Company receive no compensation for serving on the Board of Directors or its committees. During fiscal 1996, directors received an annual fee of $5,000, except for the Chairman who received an annual fee of $25,000, and $500 for each Board meeting attended. During fiscal
1997, directors will receive an annual fee of $20,000, except for the Chairman who will receive an annual fee of $40,000, and $500 for each Board meeting attended. In April 1996 the Board of Directors amended the International Stock Option Plan, subject to stockholder approval, to permit non-employee directors to receive all or a portion of their retainer fee in options to acquire shares of Common Stock. Directors are reimbursed for traveling costs and other out-of-pocket expenses incurred in attending such meetings. Directors who serve on the Audit Committee or the Compensation Committee receive no additional compensation for committee meetings held on the same date as a Board meeting and received $500 in fiscal 1996 (and will receive $500 in fiscal 1997) for each committee meeting held on a date on which there is or was no Board meeting.

Compensation Committee Interlocks and Insider Participation

     Decisions with respect to compensation are made by the Compensation Committee of the Company. The members of the Compensation Committee as of March 31, 1996 were Hamish Maxwell, Ruben
F. Mettler, Laurence Za Yu Moh and Irving S. Shapiro. Vincent A. Mai and Charles F. Baird, Jr. served as members of the Compensation
Committee during part of fiscal 1996 and resigned as directors of the Company during fiscal 1996.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by (a) each person who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock (based on a review by the Company of filings with the Securities and Exchange Commission), (b) each director of the Company, (c) each of the executive officers named in the Summary Compensation Table and (d) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, except to the extent such power may be shared with a spouse.



                                                 NUMBER OF SHARES      PERCENTAGE OF
NAME                                            BENEFICIALLY OWNED        CLASS(1)
- ----                                            ------------------        --------

5% STOCKHOLDERS:

Putnam Investment Management, Inc.
    Eleventh Floor, One Post Office Square
    Boston, MA 02109..........................           1,405,000          6.4

John W. Bristol & Co.
    41st Floor, 233 Broadway
    New York, N.Y. 10279......................           1,301,000          6.0

Fiduciary Trust International
    Suite 9400, 2 World Trade Center
    New York, N.Y. 10048......................           1,120,000          5.1

DIRECTORS:

Irving S. Shapiro(2)..........................              19,211           *

Douglas D. Danforth...........................              16,819           *

John E. Heine(3)..............................             311,731          1.4

Hamish Maxwell................................             126,751           *

Ruben F. Mettler..............................              14,522           *

Laurence Za Yu Moh(4).........................             128,853           *

Jackson L. Schultz............................               3,000           *

NAMED EXECUTIVE OFFICERS:

James H. Cox(5)...............................             100,549           *

Ian S. Gillies(6).............................              94,012           *

Colin M. Perrott(7)...........................              80,599           *

Bernard Freiwald(8)...........................              67,724           *

All directors and executive officers

    as a group (19 persons)(9)................           1,436,094          6.3

- --------------


     * The percentage of shares of Common Stock beneficially owned does not exceed one percent of the outstanding shares of Common Stock.

     (1) Based on 21,797,168 shares of Common Stock outstanding on May 31, 1996. Calculations of percentage of beneficial ownership assume the exercise by only the respective named stockholder of all options for the purchase of Common Stock held by such stockholder which are exercisable within 60 days of May 31, 1996.

     (2) Mr. Shapiro's shares are held by a trust of which Mr. Shapiro is both trustee and sole beneficiary. Excludes shares owned by the Howard Hughes Medical Institute, for which Mr. Shapiro serves as Chairman of the Board and for which shares Mr. Shapiro disclaims beneficial ownership.

     (3) Includes 238,356 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days from May 31, 1996 and 73,375 shares of Common Stock held by a trust for which Mr. Heine and members of his family are trustees and beneficiaries. Mr. Heine is also a Named Executive Officer.

     (4) All shares are held in the name of Zayucel Ltd., for which shares Mr. Moh claims beneficial ownership.

     (5) Includes 67,362 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days from May 31, 1996.

     (6) Includes 67,362 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days from May 31, 1996.

     (7) Includes 51,819 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days from May 31, 1996.

     (8) Includes 51,819 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days from May 31, 1996.

     (9) Excludes shares held by persons who served as a director of the Company during part of fiscal 1996, and subsequently resigned as a director.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has made loans to certain executive officers to facilitate their purchase of securities of the Company's former parent. The following executive officers' loans were in an amount in excess of $60,000 (the amounts listed are the largest aggregate amount outstanding at any time since the beginning of the Company's last fiscal year and the amount outstanding on March 31, 1996): Mark T. Mackenzie, Vice President, European Regional Director, $100,015 (as of April 1, 1995) and $41,015 (as of March 31, 1996); Ian S. Gillies,
Vice President, Finance, Chief Financial Officer, Secretary and Treasurer, $98,315 (as of April 1, 1995) and $0 (as of March 31,
1996); and Colin M. Perrott, Vice President, Technology and Development, $82,500 (as of April 1, 1995) and $0 (as of March 31, 1996). The rate of interest charged on such indebtedness was 7.5% annually.

     The Company has entered into agreements to provide indemnification for its directors and executive officers in addition to the indemnification provided for in the Company's Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws. The Company has also purchased directors and officers insurance for its directors and executive officers.

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a)  Documents Filed as Part of this Report:

     1. Financial Statements. See Index to Consolidated Financial Statements and Financial Statement Schedules included on page F-1.

     2. Financial Statement Schedules. See "Schedule II - Valuation and Qualifying Accounts" included on page S-1.

     3.   List of Exhibits.  See Index of Exhibits included on page E-1.

(b)  Reports on Form 8-K:

     During the quarter ended March 31, 1996, there were no reports on Form 8-K filed by the Company. On May 6, 1996 the Company filed a Form 8-K announcing the signing of a purchase agreement for the acquisition of the worldwide ophthalmic business of American Optical Corporation.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SOLA INTERNATIONAL INC.
                                (Registrant)


Date: June 17, 1996             By:  /s/ Ian S. Gillies
                                   -----------------------
                                     Ian S. Gillies
                                     Vice President, Chief Financial
                                     Officer, Secretary and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                  TITLE                DATE
        ---------                  -----                ----
  /s/ Irving S. Shapiro
- ------------------------  Chairman of the Board     June 17, 1996
    Irving S. Shapiro

    /s/ John E. Heine
- ------------------------  President and Chief       June 17, 1996
      John E. Heine       Executive Officer,
                          Director (Principal
                          Executive Officer)

   /s/ Ian S. Gillies
- ------------------------  Vice President, Chief     June 17, 1996
     Ian S. Gillies       Financial Officer,
                          Secretary and
                          Treasurer (Principal
                          Financial and
                          Accounting Officer)

 /s/ Douglas D. Danforth
- ------------------------  Director                  June 17, 1996
   Douglas D. Danforth


   /s/ Hamish Maxwell
- ------------------------  Director                  June 17, 1996
     Hamish Maxwell


  /s/ Ruben F. Mettler
- ------------------------  Director                  June 17, 1996
    Ruben F. Mettler


  /s/ Laurence Za Yu Moh
- ------------------------  Director                  June 17, 1996
   Laurence Za Yu Moh


 /s/ Jackson L. Schultz
- ------------------------  Director                  June 17, 1996
   Jackson L. Schultz

                        SOLA INTERNATIONAL INC.

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Page

Report of Ernst & Young LLP, Independent Auditors.............   F-2

Consolidated Balance Sheets as of March 31, 1996 and 1995.....   F-3

Consolidated Statements of Operations for the years ended
 March 31, 1996 and 1995 and for the four months ended March
 31, 1994......................................................  F-4

Combined Statement of Operations for the eight months ended
 November 30, 1993.............................................  F-4

Consolidated Statements of Shareholders' Equity for the years ended March 31, 1996 and 1995 and for the four months ended
 March 31, 1994................................................  F-5

Combined Statement of Parent Company Investment for the eight months ended November 30, 1993................................  F-6

Consolidated Statements of Cash Flows for the years ended
 March 31, 1996 and 1995  and for the four months ended
 March 31, 1994................................................  F-7

Combined Statement of Cash Flows for the eight months ended
 November 30, 1993.............................................  F-7

Notes to Consolidated Financial Statements....................   F-8

Quarterly Financial Data (unaudited)..........................  F-28

Financial Statement Schedule..................................   S-1

           REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors and Shareholders

Sola International Inc.

We have audited the accompanying consolidated balance sheets of Sola International Inc. as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended March 31, 1996 and 1995 and for the four months ended March 31, 1994. We have also audited the combined statements of operations, cash flows, and parent company investment of the Predecessor Business for the period from April 1, 1993 to November 30, 1993. Our audits also included the financial statement schedule listed in the index at item 14(a). These consolidated and combined financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sola International Inc. as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended March 31, 1996 and 1995 and for the four months ended
March 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the combined financial statements of the Predecessor Business referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period April 1, 1993 to November 30, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                   / s / ERNST & YOUNG LLP



Palo Alto, California

May 6, 1996

                        SOLA INTERNATIONAL INC.

                      CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              MARCH 31,
                                                       ----------------------
                       ASSETS                            1996         1995
                                                       ---------    ---------
Current assets:
 Cash and cash equivalents............................  $ 22,394    $  16,148
 Trade accounts receivable, less allowance for
  doubtful accounts of $5,424 and $2,854 at March 31,
  1996 and 1995, respectively.........................    74,845       69,672
 Inventories..........................................   100,707       85,676
 Deferred income taxes................................     7,491        7,548
 Prepaids and other current assets....................     1,861        2,019
                                                       ---------    ---------
   Total current assets...............................   207,298      181,063
Property, plant and equipment, at cost, less
   accumulated depreciation and amortization..........    79,582       71,432
Deferred income taxes.................................     6,800        4,763
Debt issuance costs, net..............................     1,907        2,613
Goodwill and other intangibles, net...................   120,352      122,356
Other assets..........................................       910        1,230
                                                       ---------    ---------
   Total assets.......................................  $416,849    $ 383,457
                                                       =========    =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Current liabilities:
 Notes payable to banks............................... $  13,722    $   7,291
 Current portion of long-term debt....................     3,681        3,787
 Accounts payable.....................................    39,415       28,190
 Accrued liabilities..................................    20,167       22,042
 Accrued reorganization and acquisition expenses......     9,746       13,856
 Accrued payroll and related compensation.............    22,560       26,157
 Income taxes payable.................................     1,090          855
 Deferred income taxes................................       461        2,290
                                                       ---------    ---------
   Total current liabilities..........................   110,842      104,468
Long-term debt, less current portion..................     3,360        3,741
Bank debt, less current portion.......................     6,000          -
Senior subordinated notes.............................    88,530      103,666
Deferred income taxes.................................     4,990          986
Other liabilities.....................................    10,886       11,153
                                                       ---------    ---------
   Total liabilities..................................   224,608      224,014
Commitments and contingencies
Shareholders' equity
Preferred stock, $0.01 par value; 5,000 shares
 authorized; no shares issued.........................       -          -
Common stock, $0.01 par value; 50,000 shares
 authorized; 21,797 shares (21,780 shares as of March
 31, 1995) issued and outstanding.....................       218          218
Additional paid-in capital............................   206,412      206,353
Equity participation loans............................      (421)      (1,095)
Accumulated deficit...................................   (17,993)     (51,669)
Cumulative foreign currency adjustments...............     4,025        5,636
                                                       ---------    ---------
   Total shareholders' equity.........................   192,241      159,443
                                                       ---------    ---------
   Total liabilities and shareholders' equity......... $ 416,849    $ 383,457
                                                       =========    =========


    The accompanying notes are an integral part of these financial statements.

                                SOLA INTERNATIONAL INC.


                       CONSOLIDATED STATEMENTS OF OPERATIONS
               PREDECESSOR BUSINESS COMBINED STATEMENT OF OPERATIONS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 PREDECESSOR
                                                SOLA INTERNATIONAL INC.           BUSINESS
                                                -----------------------          ----------

                                                                                   EIGHT
                                                                   FOUR MONTHS     MONTHS
                                          YEAR ENDED  YEAR ENDED     ENDED         ENDED
                                           MARCH 31,   MARCH 31,    MARCH 31,     NOVEMBER
                                             1996        1995         1994        30, 1993
                                          ---------   ---------    -----------  -----------
Net sales...............................  $ 387,709   $ 345,631    $   106,030  $   200,025
Cost of sales...........................    201,991     185,626         93,428      115,319
                                          ---------   ---------    -----------  -----------
 Gross profit...........................    185,718     160,005         12,602       84,706
                                          ---------   ---------    -----------  -----------
Research and development expenses.......     13,329      14,051          3,877        7,246
Selling and marketing expenses..........     66,345      61,143         19,146       33,483
General and administrative expenses.....     45,291      45,067         10,584       23,438
In-process research and development
 expense................................         -           -          40,000           -
                                          ---------   ---------    -----------  -----------
 Operating expenses.....................    124,965     120,261         73,607       64,167
                                          ---------   ---------    -----------  -----------
  Operating income (loss)...............     60,753      39,744        (61,005)      20,539
Interest income.........................        544         470             67          149
Interest expense........................    (12,685)    (18,992)        (6,227)      (3,220)
Foreign currency adjustments............         -           -            (167)        (478)
                                          ---------   ---------    -----------  -----------
  Income (loss) before provision
   (benefit) for income taxes, minority
   interest and extraordinary item......     48,612      21,222        (67,332)      16,990
Provision (benefit) for income taxes....     13,623       6,649         (6,194)       5,833
Minority interest.......................       (401)       (933)          (256)        (408)
                                          ---------   ---------    -----------  -----------
  Income (loss) before extraordinary
   item.................................     34,588      13,640        (61,394)      10,749
Extraordinary item, repurchase of senior
 subordinated notes (1995 - write-off of
 debt issuance costs), net of tax.......       (912)     (3,915)            -           -
                                          ---------   ---------    -----------  -----------
Net income (loss).......................  $  33,676   $   9,725    $   (61,394) $    10,749
                                          =========   =========    ===========  ===========
Earnings (loss) per share:
  Income (loss) before extraordinary
   item.................................      $1.51       $0.78         $(3.75)
  Extraordinary item....................      (0.04)      (0.22)         -
                                          ---------   ---------    -----------
  Net income (loss).....................      $1.47       $0.56         $(3.75)
                                          =========   =========    ===========
Weighted average number of shares
 outstanding............................     22,944      17,516       16,353
                                          =========   =========    ===========

    The accompanying notes are an integral part of these
                    financial statements.

                                                SOLA INTERNATIONAL INC.

                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                        CUMULATIVE
                                                COMMON                                                   FOREIGN
                                                 STOCK           ADDITIONAL     EQUITY                   CURRENCY        TOTAL
                                                ------            PAID-IN   PARTICIPATION ACCUMULATED  TRANSLATION  SHAREHOLDERS'
                                         (SHARES)     (VALUE)     CAPITAL       LOANS       DEFICIT    ADJUSTMENTS     EQUITY
                                        ----------  ----------  ----------  ------------  -----------  -----------  -------------
16,319 shares of $0.01 par value
 common stock issued on December 1,
 1993 for cash and equity
 participation loans (restated)........     16,319      $163      $124,779       $(1,304)                                $123,638
Cumulative translation  adjustments....                                                                     $1,251          1,251
Net loss...............................                                                      $(61,394)                    (61,394)
                                        ----------  ----------  ----------  ------------  -----------  -----------  -------------
Balances, March 31, 1994 (restated)....     16,319       163       124,779        (1,304)     (61,394)       1,251         63,495
58 shares of $0.01 par  value common
 stock issued  for cash and Equity
 participation loans...................         58         1           447           (86)                                     362
Repayment of Equity participation
 loans.................................                                              295                                      295
Initial Public Offering of  5,403
 shares of $0.01 par value common
 stock, net of offering expenses.......      5,403        54        81,127                                                 81,181
Cumulative translation adjustments.....                                                                      4,385          4,385
Net income.............................                                                         9,725                       9,725
                                        ----------  ----------  ----------  ------------  -----------  -----------  -------------
Balances, March 31, 1995...............     21,780       218       206,353        (1,095)     (51,669)       5,636        159,443
17 shares of $0.01 par value common
 stock issued under stock option plans.         17                      59                                                     59
Repayment of Equity participation
 loans.................................                                              674                                      674
Cumulative translation adjustments.....                                                                     (1,611)        (1,611)
Net income.............................                                                        33,676                      33,676
                                        ----------  ----------  ----------  ------------  -----------  -----------  -------------
Balances, March 31, 1996...............     21,797      $218      $206,412         $(421)    $(17,993)      $4,025       $192,241
                                        ==========  ==========  ==========  ============  ===========  ===========  =============

    The accompanying notes are an integral part of these financial statements.

                        SOLA INTERNATIONAL INC.

              PREDECESSOR BUSINESS COMBINED STATEMENT OF
                       PARENT COMPANY INVESTMENT
                            (IN THOUSANDS)
PARENT COMPANY INVESTMENT

Balances,  April 1, 1993.............................    $  117,129
  Net income.........................................        10,749
  Net change in cumulative translation adjustments...        (2,546)
  Dividends declared.................................        (1,046)
  Net change in parent company investment............         5,868
                                                         ----------
Balances, November 30, 1993..........................    $  130,154
                                                         ==========

    The accompanying notes are an integral part of these financial statements.

                                SOLA INTERNATIONAL INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                PREDECESSOR BUSINESS COMBINED STATEMENT OF CASH FLOW
                                    (IN THOUSANDS)

                                                                                   PREDECESSOR
                                                  SOLA INTERNATIONAL INC.           BUSINESS
                                            -----------------------------------    -----------
                                                                     FOUR MONTHS      EIGHT
                                                                        ENDED        MONTHS
                                            YEAR ENDED    YEAR ENDED  MARCH 31,       ENDED
                                             MARCH 31,     MARCH 31,    1994         NOVEMBER
                                               1996             1995 (RESTATED)      30, 1993
                                            -----------  ----------- -----------   -----------
Cash flows from operating activities:
Net income (loss).......................... $    33,676  $     9,725  $   (61,394)     $10,749
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
Depreciation and amortization..............      17,247       20,981        5,992        7,017
Inventory write-up.........................         -            -         32,905          -
In-process research and development........         -            -         40,000          -
Provision for excess and obsolete inventory       1,090        1,981          604        1,204
Provision for doubtful accounts............       2,846        2,442          412        1,223
Increase (decrease) in net deferred taxes..       1,657       (1,404)      (3,522)           6
(Gain) loss on disposal/sale of property,
 plant and equipment.......................         (73)          20                       (22)
Changes in assets and liabilities:
 Trade accounts receivable.................     (10,883)      (8,941)      (5,265)      (2,994)
 Inventories...............................     (16,222)      (4,405)       6,254      (11,441)
 Prepaids and other current assets.........         127         (318)         545         (912)
 Other assets..............................         394         (151)         800          276
 Accounts payable-trade....................      10,010       (3,183)       6,150       (9,207)
 Accounts payable-Pilkington and affiliates          -            -        (1,705)         294
 Accrued and other current liabilities.....      (9,750)       2,657          298        1,417
 Other long-term liabilities...............         643         (950)           8        1,005
                                            -----------  -----------  -----------  -----------
  Net cash provided by (used in) operating
   activities..............................      30,762       18,454       22,082       (1,385)
                                            -----------  -----------  -----------  -----------
Cash flows from investing activities:
Acquisition of Sola Group, less cash and
 cash equivalents of $7,117................         -            -       (304,316)         -
Additional investment in Venezuela
 subsidiary................................      (3,561)         -           -             -
Capital expenditures.......................     (17,580)     (11,588)      (4,309)      (6,271)
Payments received on notes receivable from
 Pilkington and affiliates.................       1,585        1,200          -            -
Proceeds from sale of fixed assets.........         585          550          210          161
                                            -----------  -----------  -----------  -----------
  Net cash used in investing activities....     (18,971)      (9,838)    (308,415)      (6,110)
                                            -----------  -----------  -----------  -----------
Cash flows from financing activities:
Proceeds from acquisition debt.............         -            -        187,737          -
Sale of common stock.......................         -         81,838      123,638          -
Payments on equity participation
 loans/exercise of stock options...........         733          -           -             -
Net receipts (payments) under notes payable       6,785          396      (4,290)          421
 to banks..................................
Decrease in notes payable to Pilkington and
 affiliates................................         -            -           -           4,340
Borrowings on long-term debt...............       1,297        7,382        2,495        2,966
Payments on long-term debt.................      (1,735)     (11,487)      (5,973)      (3,907)
Net receipts (payments) under Bank debt....       6,000      (82,195)      (6,742)          -
Repurchase of senior subordinated notes....     (17,766)
Dividends paid to parent...................         -            -           -          (4,562)
Net change in parent company investment             -            -           -           6,286
  Net cash provided by (used in) financing
   activities..............................      (4,686)      (4,066)     296,865        5,544
                                            -----------  -----------  -----------  -----------
Effect of exchange rate changes on cash and
 cash equivalents..........................        (859)         913          153         (197)
                                            -----------  -----------  -----------  -----------
Net increase (decrease) in cash and cash
 equivalents...............................       6,246        5,463       10,685       (2,148)
Cash and cash equivalents at beginning of
 period....................................      16,148       10,685         -           9,265
                                            -----------  -----------  -----------  -----------
Cash and cash equivalents at end of period. $    22,394  $    16,148     $ 10,685  $     7,117
                                            ===========  ===========  ===========  ===========


    The accompanying notes are an integral part of these financial statements.

                        SOLA INTERNATIONAL INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS AND BASIS OF PRESENTATION

  Sola International Inc. ("Company" or "SII") designs, manufactures and distributes a broad range of eyeglass lenses, primarily focusing on the fast growing plastic lens segment of the global market. All significant intercompany transactions have been eliminated in the accompanying consolidated and combined financial statements. The Company operates in one business segment.

  On October 5, 1995 the Company increased its investment in its Venezuela joint venture, Sola de Venezuela Industria Optica, C.A. ("Sola Venezuela"), from 45% to 80%, which was effective from March 31, 1995. In addition, in March 1996, the Company exercised its option to acquire the remaining 20% of the shares in Sola Venezuela. The purchase price for all the shares, including the 20% option, and acquisition expenses, amounted to approximately $3.6 million and was paid in cash, $2.0 million in October 1995, and $1.6 million in March 1996. In addition to the $1.6 million cash purchase price of the final 20% of Sola Venezuela, there will be a contingent payment, if any, based on the growth in the net income of Sola Venezuela in fiscal 1998 over the net income of Sola Venezuela in fiscal 1995. Under certain circumstances the contingent payment could be based on an earlier 12 month period. The acquisition has been accounted for under the purchase method of accounting.

  On February 23, 1995, Sola Holdings Inc.("SHI"), SII's sole shareholder, was merged with and into Sola Investors Inc., SHI's parent, with Sola Investors Inc. being the surviving corporation. On the same day, Sola Investors Inc. merged with its then wholly owned subsidiary, Sola International Inc. with Sola International Inc. being the surviving corporation ("Merger" or "Mergers"). The simplified corporate structure was adopted to cause the Company's common stock to be more amenable to sale and trading in public equity markets. The Mergers have been treated as a reorganization of companies under common control and are accounted for similar to a pooling of interests for accounting and financial reporting purposes. The accompanying statements of shareholders' equity and cash flows for the four months ended March 31, 1994 have been restated for the effects of the Mergers. Sola Investors Inc. and Sola Holdings Inc. had no net income
(loss) prior to the Mergers, thus the Mergers did not change previously reported consolidated net income (loss) of the Company.

  On December 1, 1993, the Company acquired the Sola business unit (the "Predecessor Business" or "Sola Group") of Pilkington plc ("Pilkington") pursuant to the terms of the Purchase Agreement (the "Purchase Agreement") dated September 1, 1993 between Sola Holdings Inc., and Pilkington (the "Acquisition"). The Acquisition has been accounted for under the purchase method of accounting as of the closing date.

  The accompanying consolidated and combined financial statements of the Company and the Predecessor Business have been prepared in accordance with U.S. generally accepted accounting principles. The Predecessor Business's financial statements presented herein include the results of operations and cash flows for the eight months ended November 30, 1993 as if the eyeglass operations existed as a corporation separate from Pilkington during the periods presented on a historical basis. The Company's financial statements presented herein include the results of operations and cash flows for fiscal 1996 and 1995 and for the four months ended March 31, 1994, and the balance sheets as of March 31, 1996 and 1995. The results of operations for the Company reflect the impact of interest expense on indebtedness related to the Acquisition and amortization and other expenses (inclusive of certain non-recurring charges) arising from purchase accounting adjustments and, therefore, the financial statements of the Company are not directly comparable to those of the Predecessor Business.

  The combined financial statements of the Predecessor Business include transactions with Pilkington for treasury functions, tax services, internal audit services and insurance costs. The
Predecessor Business also had an agreement with Pilkington for use of technology and the Pilkington logo in which

                        SOLA INTERNATIONAL INC.

1.   BUSINESS AND BASIS OF PRESENTATION - (CONTINUED)

amounts totaling $1.0 million for the eight months ended November 30, 1993 have been treated as a dividend to Pilkington in the accompanying financial statements.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Combination:

  The consolidated or combined financial statements include the accounts of the Company and its wholly-owned and controlled foreign subsidiaries. All significant transactions between the entities have been eliminated.

  Cash and Cash Equivalents:

  Cash equivalents consist primarily of short-term investments with an original maturity of three months or less, carried at cost which approximates market.

  Inventories:

  Inventories are stated at the lower of cost (first-in, first-out) or market.

  Property, Plant and Equipment:

  Property, plant and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets (buildings--10 to 50 years; plant and office equipment--2 to 10 years). Leasehold improvements and leased equipment are amortized over the lesser of their useful lives or the remaining term of the related leases.

  Impact of recently issued accounting standards:

  In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and based on current circumstances does not believe the effect of adoption will be material.

  Intangible Assets:

  Intangible assets, including trademarks, patents and licenses, are stated at cost and amortized on a straight-line basis over their estimated useful lives of 2 to 17 years. Legal costs incurred by the Company in defending its patents are capitalized to patent costs and amortized over the remaining life of the patent. Goodwill is amortized over 40 years. As of March 31, 1996 and 1995 accumulated amortization was $7.3 million and $4.1 million, respectively.

Debt issuance costs are being amortized to interest expense over the respective lives of the debt instruments which range from six to ten years. As of March 31, 1996 and 1995, accumulated amortization was $1.1 million and $1.3 million, respectively. As a result of repurchasing $19.9 million of the Company's 9 5/8% Senior Subordinated Notes in fiscal 1996 (see Note 8), the Company wrote off $0.4 million of debt issuance costs reflected on the statement of operations, together with the premium

                        SOLA INTERNATIONAL INC.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

over accreted value, as an extraordinary item, net of tax. In fiscal 1995, associated with the Company's initial public offering ("IPO") (Note 9) and renegotiation of the Bank Credit Agreement (Note 7) the Company wrote off $3.9 million of debt issuance costs, net of related income tax benefit of zero, reflected on the statement of operations as an extraordinary item.

  Foreign Currency Translation:

  The assets and liabilities and revenue and expense accounts of the Company's foreign subsidiaries operating in non-highly inflationary economies have been translated using the exchange rate at the balance sheet date and the weighted average exchange rate for the period, respectively.

  The net effect of the translation of the accounts of the Company's subsidiaries has been included in equity as cumulative foreign currency translation adjustments. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in income as incurred and are not material.

  The Company has operations in Brazil, a hyper-inflationary country until recently, for which the functional currency is the U.S. dollar. All translation and transaction adjustments are included in determining net income (loss). For fiscal 1996 and fiscal 1995 no translation adjustments were necessary. For the four months ended March 31, 1994 and the eight months ended November 30, 1993, foreign currency adjustments attributable to the Brazilian operation totaled $0.2 million and $0.5 million, respectively.

  Revenue Recognition:

  Sales and related cost of sales are recognized upon shipment of product. The Company's principal customers are wholesale distributors and processing laboratories, retail chains, superoptical retail stores, independent eyecare practitioners and sunglass manufacturers. No individual customer accounts for more than 10% of net sales. The Company generally does not require collateral from its customers, but performs on-going credit evaluations of its customers.

  Advertising and Promotion Costs:

  The Company's policy is to expense advertising and promotion costs as they are incurred. The Company's advertising and promotion expenses were approximately $9.4 million, $9.1 million, $2.1 million and $2.4 million for fiscal 1996, fiscal 1995, the four months ended March 31, 1994 and the eight months ended November 31, 1993, respectively.

  Income Taxes:

  The accompanying financial statements of the Company and the Predecessor Business reflect the provisions of FASB 109.

  Income taxes have been provided in the Predecessor Business statements of operations as if the Predecessor Business was a separate taxable entity. Since the United States ("U.S.") and United Kingdom ("U.K.") operations within the Sola group were not separate taxable entities but were included in

                        SOLA INTERNATIONAL INC.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

the consolidated income tax returns of other Pilkington group companies, the current provision for U.S. federal and state income taxes and for U.K. income taxes was assumed to be payable to Pilkington in the period presented. However, in accordance with the Pilkington tax allocation agreement with its U.S. and U.K. subsidiaries, the benefit of a reduction in taxes payable due to the utilization of net operating losses on a consolidated federal tax return and U.K. tax filing could reduce the payable to Pilkington. Such benefits were reflected as a capital contribution as of each fiscal year end. The current provision for all other combined foreign entities was assumed to be payable to the applicable taxing authority.

  Appropriate U.S. and foreign income taxes have been provided on the portion of the accumulated earnings of the Predecessor Business' foreign subsidiaries which were intended to be remitted to Pilkington within the foreseeable future.

  Investment tax credits and research and development credits are accounted for by the flow-through method.

  Use of Estimates:

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Concentration of Credit Risks:

  Cash and cash equivalents are invested in deposits with major banks in the United States and in countries where subsidiaries operate. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

  Financial Instruments With Off-Balance-Sheet Risk:

  The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to market and interest rate risk. Gains and losses due to rate fluctuations on such transactions are recognized currently. Cash flows related to these gains and losses are reported as operating activities in the accompanying consolidated statements of cash flows. As of March 31, 1996, certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments in amounts other than their home currency. The carrying amount of the foreign exchange contracts approximates fair value, which has been estimated based on current exchange rates. The forward exchange contracts generally have varying maturities up to 9 months. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

  Earnings (Loss) Per Share:

Earnings (loss) per share have been computed based upon the weighted average number of common and common equivalent shares outstanding, when dilutive. Common equivalent shares result from dilutive stock options, using the treasury stock method. Pursuant to Securities and Exchange Commission (SEC) rules, common and common equivalent shares issued by the Company at prices below the public offering price during the twelve months immediately preceding the Company's initial public offering (IPO) in March 1995 are included in the calculation (using the treasury stock method and the initial public offering price) as if they were outstanding for all periods prior to the offering date.

                        SOLA INTERNATIONAL INC.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

  Supplemental pro forma earnings per share (unaudited), calculated as if the Acquisition, Mergers and IPO, had taken place at the beginning of fiscal 1995, and excluding Acquisition and IPO related non-recurring charges from net income, was $1.05 for fiscal 1995, calculated as follows:

                                                      YEAR ENDED MARCH 31,
                                                            1995
                                                      --------------------
                                                        (IN THOUSANDS,
                                                       EXCEPT PER SHARE
                                                             DATA)
                                                         (UNAUDITED)
Net income, as reported.............................            $  9,725

Pro forma adjustments, primarily interest and AEA
  fees, assuming that the IPO occurred at the
  beginning of the period...........................              13,920
                                                            ------------

Net Income used for supplemental pro forma
  earnings per share calculation....................            $ 23,645
                                                            ============
Weighted average number of shares outstanding, as
  reported..........................................              17,516

Adjustment necessary assuming shares issued in the
  IPO were outstanding for the full period..........               5,012
                                                            ------------

Shares used in supplemental pro forma earnings per
  share calculation.................................              22,528
                                                            ============
Supplemental pro forma earnings per share...........             $  1.05
                                                            ============

  Stock-Based Compensation:

  The Company accounts for its stock option plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 provides an alternative method of accounting for stock-based compensation to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its stock-based compensation in accordance with the provision of APB 25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.

                        SOLA INTERNATIONAL INC.

3.   INVENTORIES

                                                       MARCH 31,
                                             ----------------------------
                                                  1996           1995
                                             -------------  -------------
                                                    (IN THOUSANDS)
     Raw materials.........................         $10,595        $10,208
     Work in progress......................           4,782          4,882
     Finished goods........................          59,595         50,767
     Molds.................................          25,735         19,819
                                              -------------  -------------
                                                   $100,707        $85,676
                                              =============  =============


  Molds comprise mainly finished goods for use by manufacturing affiliates in the manufacture of spectacle lenses.

4.   PROPERTY, PLANT AND EQUIPMENT

                                                           MARCH 31,
                                                  ----------------------------
                                                      1996           1995
                                                  -------------  -------------
                                                         (IN THOUSANDS)
     Land, buildings and leasehold improvements..       $26,599          $21,720
     Machinery and office equipment..............        78,882           63,782
     Equipment under capital leases..............           874              910
                                                  -------------    -------------
                                                        106,355           86,412
     Less accumulated depreciation and
      amortization...............................        26,773           14,980
                                                  -------------    -------------
                                                        $79,582          $71,432
                                                  =============    =============


  At March 31, 1996 and 1995, equipment acquired under capital leases had related accumulated amortization of approximately $176,000 and $169,000, respectively.

5.   NOTES PAYABLE TO BANKS

  Notes payable to banks at March 31, 1996 represent borrowings generally denominated in foreign currencies under several foreign credit agreements with lenders at interest rates ranging from 1.63% to 11.50%, and 54.00% for Brazilian Real based borrowings. The Brazilian Real based borrowings were $124,000 at March 31, 1996. The weighted average interest rates as of March 31, 1996 and 1995 were 8.47% and 8.07%, respectively. As of March 31, 1996, the Company had total unused lines of credit amounting to $23.3 million. As of March 31, 1996, the Company was in compliance with minimum net worth requirements of agreements with certain foreign banks.

                        SOLA INTERNATIONAL INC.

6.   LONG-TERM DEBT

                                                              MARCH 31,
                                                                1996
                                                         ------------------
                                                           (in thousands)
Uncollateralized term loans, interest rates varying
 from 5.70% to 6.35% at March 31, 1996, principal and
 interest payable through December 2002..................      $3,547
Uncollateralized term loans, interest rates varying
 from PIBOR plus .50% to plus .75%, (PIBOR was 4.23% at
 March 31,1996) principal and interest payable through
 January 1998............................................       2,185
Loans collateralized by equipment and other assets,
 interest rates varying from 8.0% to 16.6% at March 31,
 1996, principal and interest payable through March
 1998....................................................         590
Loans collateralized by equipment and other assets in
 Brazil, interest rates varying from 29.0% to 52.94% at
 March 31, 1996, principal and interest payable through
 April 1998..............................................         188
Loan collateralized by guarantees over Company assets,
 interest 13.27% at  March 31, 1996, principal and
 interest payable through June 1996......................         359
Other....................................................         172
                                                           ----------
                                                                7,041
Less current portion.....................................       3,681
                                                           ----------
                                                               $3,360
                                                           ==========

  Aggregate annual maturities of long-term debt over the next five years and thereafter are as follows:

PERIOD ENDING MARCH 31,                                 (in thousands)
- -----------------------

1997.................................................          $3,681
1998.................................................           1,437
1999.................................................             791
2000.................................................             401
2001.................................................             341
Thereafter                                                        390

  The Company believes that as of March 31, 1996, the fair value of its long-term debt approximates the carrying value of those obligations. The fair value of the Company's long-term debt is estimated based on quoted market prices for similar issues with the same interest rates that would be available to the Company for similar debt obligations.

7.   BANK CREDIT AGREEMENT

On March 2, 1995 the Company entered into an Amended and Restated Bank Credit Agreement with The Bank of Nova Scotia, for itself and as agent for a syndicate of other financial institutions, covering an aggregate amount of $85 million (the "Revised Bank Facility"). The Revised Bank Facility consists of a revolving credit facility (the "Revised Revolver") with the amount thereunder equal to the lesser of (i) $85 million or (ii) 75% of eligible accounts receivable and 45% of eligible inventory of the Company and its subsidiaries, as defined. Up to $20 million of capacity under the Revised Revolver is available for the issuance of letters of credit and up to $15 million of capacity is available for swing line advances. The

                        SOLA INTERNATIONAL INC.

7.   BANK CREDIT AGREEMENT - (CONTINUED)

Revised Revolver terminates on December 1, 1999. As of March 31, 1996 total availability under the Revised Revolver was $85 million, of which $6.0 million had been utilized and a further $1.4 million had been used for letters of credit issued with varying maturities.

  Borrowings under the Amended and Restated Bank Credit Agreement's Revised Revolver (other than swing line loans, which may only be Base Rate loans) can be made in both Base Rate and LIBO Rate Loans. Base Rate Loans bear interest at rates per annum equal to the sum of the Scotiabank Alternate Base Rate and a margin varying from nil to 1/4%, based on the Company's consolidated debt to EBITDA Ratio, as defined. LIBO Rate Loans bear interest at a rate per annum equal to the sum of the LIBO Rate and a margin varying from 3/4% to 1 1/2%, based on the Company's consolidated debt to EBITDA Ratio. In addition a commitment fee on the unused portion of the Revolver is payable quarterly in arrears at a rate varying from 0.25% to 0.5% per annum based on the Company's consolidated debt to EBITDA Ratio.

  The Amended and Restated Bank Credit Agreement contains a number of covenants, including among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness (including contingent obligations), declare, make or pay dividends or other distributions in excess of prescribed levels, the creation of liens, the making of certain investments and loans, engaging in unrelated business, transactions with affiliates, the consummation of certain transactions such as sales of substantial assets, mergers or consolidations and other transactions. The Company and its subsidiaries are also required to comply with certain financial tests and maintain certain financial ratios. The Company has pledged the shares in its domestic subsidiaries and has pledged 65% of the shares of certain significant foreign subsidiaries, as defined in the Amended and Restated Bank Credit Agreement as collateral for the Revised Facility.

8.   SENIOR SUBORDINATED NOTES

  The Company's 9 5/8% Senior Subordinated Notes ("Notes") were issued under an indenture dated December 1, 1993, among the Company and Bank of New York, as Trustee (the "Indenture"). The Notes are unsecured senior subordinated obligations of the Company, limited to $116.6 million aggregate principal amount at maturity, and will mature on December 15, 2003. Prior to December 15, 1998, interest will accrue on the Notes and is payable in cash semiannually at the rate of 6% per annum of the principal amount at maturity of the Notes on June 15 and December 15 of each year. In addition, prior to December 15, 1998, original issue discount will accrete on the Notes such that the yield to maturity will be 9 5/8% per annum, compounded on the basis of semiannual compounding. From and after December 15, 1998, interest on the Notes will accrue and be payable in cash semiannually at the rate of 9 5/8% per annum of the principal amount at maturity of the Notes on June 15 and December 15 of each year, commencing June 15, 1999.

  The Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after December 15, 1998, initially at 104.813% of their principal amount at maturity and declining to 100% of such principal amount at maturity on or after December 15, 2000, in each case plus accrued interest. In addition, at the option of the Company at any time prior to December 15, 1996, the Company may redeem up to $40.75 million aggregate principal amount at maturity of the Notes from the proceeds of one or more Public Equity Offerings following which there is a Public Market, at a redemption price of 109.625% of the Accreted Value of the Notes, plus accrued interest.

                        SOLA INTERNATIONAL INC.

8.   SENIOR SUBORDINATED NOTES (CONTINUED)

  The Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to incur indebtedness, pay dividends, redeem capital stock and make other restricted payments, issue capital stock of subsidiaries, create liens, permit dividend restrictions affecting subsidiaries, engage in transactions with stockholders and affiliates, sell assets and engage in mergers and consolidations.

  The Notes are subordinated to all Senior Indebtedness, as defined in the Indenture, of the Company and effectively subordinated to all liabilities of the Company's subsidiaries. The Company believes that as of March 31, 1996, the fair value of its Senior Subordinated Notes approximates the carrying value of those obligations.

  During fiscal 1996 the Company repurchased approximately $19.9 million principal amount at maturity of the Notes. As a result of the repurchases the Company recorded an extraordinary charge of $0.9 million for fiscal 1996 resulting from the write-off of unamortized debt issuance costs and premium over accreted value, net of tax. The repurchase was partly funded by borrowings under the Bank Credit Agreement and partly from excess cash arising from the IPO. The Company may from time to time purchase additional Notes in the market or otherwise subject to market conditions.

9.   COMMON STOCK

  The Company's common stock comprises 50 million authorized shares at a par value of $0.01 each.

  During February and March 1995, the Company sold 5,403,305 shares of common stock at $16.50 per share through its initial public offering (IPO). The net proceeds (after underwriter's discounts and commissions and other costs associated with the IPO) totaled $81.2 million.

  The Company has entered into loan agreements with certain members of the Company's management to enable them to invest in the Company's common stock. As of March 31, 1996 and 1995, loans amounting to $0.4 million and $1.1 million, respectively, which bear interest at 7.5% per annum, payable quarterly, and mature on December 1, 1998, were outstanding under this plan. These loans are secured by the common stock and have been reflected as a reduction in shareholders' equity on the consolidated balance sheet.

  Sola Investors Inc. adopted the Sola Investors Inc. Stock Option Plan (the "Existing Option Plan"), pursuant to which certain key employees and/or directors of the Company and its subsidiaries and affiliates (each an "Optionee") were eligible to receive non-qualified stock options (the "Existing Options") to acquire shares of the non-voting common stock of Sola Investors Inc. Existing Options granted to an Optionee are evidenced by an agreement between the Optionee and Sola Investors Inc. which contains terms not inconsistent with the Existing Option Plan which the committee appointed to administer the Existing Option Plan deemed necessary or desirable (the "Existing Option Agreement").

  Upon consummation of the Mergers, the Existing Option Plan and the Existing Option Agreements were assumed by the Company and all Existing Options which were outstanding at such time were converted into options to acquire shares of the Company's Common Stock, with the number of shares subject to such option and the exercise price thereof adjusted appropriately. The Existing Option Plan has been amended to provide that effective upon the consummation of the Mergers, no new options will be granted thereunder.

                        SOLA INTERNATIONAL INC.

9.   COMMON STOCK - (CONTINUED)

  The Company adopted the Sola International Inc. Stock Option Plan ("International Plan"), effective February 15, 1995. The maximum number of shares of Common Stock with respect to which options may be granted under the International Plan is 855,868 shares plus, subject to the requirement of rule 16b-3 of the Securities Exchange Act of 1934, if applicable, the number of shares of Common Stock subject to existing options under the Existing Stock Option Plan, which expire or terminate without exercise for any reason, which number of shares underlying Existing Options shall not exceed 1,645,219. Under the International Plan certain key employees and/or creditors of the Company and its subsidiaries and affiliates (each an "Optionee") were eligible to receive non-qualified stock options (the "International Options") to acquire shares of common stock of the Company. International Options granted to an Optionee are evidenced by an agreement between the Optionee and the Company which contains terms not inconsistent with the International Plan which the committee appointed to administer the International Plan deemed necessary or desirable (the "International Option Agreement").

  Pursuant to the Existing Option Plan and the International Plan ("Plans"), unless otherwise set forth in an Existing Option Agreement or an International Option Agreement, 20% of the Options granted to an Optionee vest on the date of grant, with an additional 20% vesting on each successive one-year anniversary of the date of grant. Options not previously vested become fully vested in the event of a sale or other disposition of 80% or more of the outstanding capital stock or substantially all of the assets of the Company, or upon a Merger or consolidation of the Company and its subsidiaries and affiliates unless the merger or consolidation is one in which the Company is the surviving corporation or one in which control of the Company and its subsidiaries and affiliates does not change (a "Termination Event"). However, Existing Options which are not exercised on or prior to a Termination Event lapse upon the closing of a Termination Event. All non-vested Options of an Optionee lapse upon such Optionee's termination of employment for any reason. An Optionee's vested Options lapse 45 days after termination of such Optionee's employment with the Company and its subsidiaries and affiliates for any reason other than death or disability, in which case such options terminate 180 days after such termination; provided, however, that such options lapse immediately in the event an Optionee's employment with the Company and its subsidiaries and affiliates is terminated for cause.

  The following table contains information concerning the options under the Plans after giving effect to the Merger:

                                                             NUMBER OF
                                                             SECURITIES
                                                             UNDERLYING        EXERCISE PRICE
                                                              OPTIONS            ($/SHARE)
                                                           --------------   --------------------
                                                           (in thousands, except per share data)

  Options granted during fiscal 1995.....................            905    $  9.71 - $16.50
  Options outstanding as of March 31, 1995...............          2,166    $  9.71 - $16.50
  Options exercisable as of March 31, 1995...............            685    $  9.71 - $16.50
  Options available for grant as of March 31, 1995.......            335           -
  Options granted during fiscal 1996.....................            113    $ 21.13 - $25.25
  Options outstanding as of March 31, 1996...............          2,227    $  9.71 - $25.25
  Options exercised in fiscal 1996.......................             17    $  9.71 - $16.50
  Options cancelled in fiscal 1996.......................             35    $  9.71 - $16.50
  Options exercisable as of March 31, 1996...............          1,119    $  9.71 - $25.25
  Options available for grant as of March 31, 1996.......            257           -

                        SOLA INTERNATIONAL INC.

10.  DEFINED CONTRIBUTION PLANS

  The Company sponsors several defined contribution plans covering substantially all U.S. and U.K. employees. The plans provide for limited Company matching of participants' contributions.
Contributions to all defined contribution plans charged to operations were $0.9 million and $0.8 million for fiscal 1996, $0.3 million and $0.5 million fiscal 1995, the four months ended March 31, 1994 and the eight months ended November 30, 1993, respectively.

11.  DEFINED BENEFIT RETIREMENT PLANS

  Prior to the sale by Pilkington, the Predecessor Business participated in a non-contributory Pilkington defined benefit pension plan covering substantially all full-time domestic employees. As of the Acquisition, Pilkington retained responsibility for all assets and liabilities of this plan. The domestic employees participation in the plan was curtailed as of the closing date and all employees were fully vested as of that date.

  Costs incurred and charged to the Predecessor Business's operations for its portion of the Domestic Pension Plan were $1.1 million for the eight months ended November 30, 1993.

  The Company implemented a new Sola Optical defined benefit pension plan ("Domestic Pension Plan") with substantially the same pension benefits as the Pilkington plan. The new plan offers pension benefits from December 1, 1993. The plan provides prior service benefits to employees for years of service completed under Pilkington ownership, and a liability reflecting the difference between Projected Benefit Obligation and Accumulated Benefit Obligation as of December 1, 1993 has been provided in the financial statements as of the Acquisition date.

  Benefit payments under the new plan are based principally on earnings during the last five- or ten-year period prior to retirement and/or length of service. New employees are eligible to participate in the plan within one year of employment and are vested after five years of service. The Company's policy is to fund such amounts as are necessary, on an actuarial basis, to provide for the plan's current service costs and the plan's prior service costs over their amortization periods.

  The Company also participates in a contributory defined benefit pension plan covering certain Australian employees ("International Pension Plan"). Benefits are generally based on length of service and on compensation during the last three years of service prior to retirement. The Company's policy is to fund such amounts as are necessary, on an actuarial basis, to provide for the plan's current service costs and the plan's prior service costs over their amortization periods.

                        SOLA INTERNATIONAL INC.

11.  DEFINED BENEFIT RETIREMENT PLANS - (CONTINUED)

  The following table provides information on the status of the Domestic Pension Plan and the International Pension Plan.

  Net periodic pension cost included the following:

                                                               FOUR      EIGHT
                                         YEAR       YEAR      MONTHS     MONTHS
                                        ENDED      ENDED      ENDED      ENDED
                                      MARCH 31,  MARCH 31,  MARCH 31,   NOVEMBER
                                         1996       1995       1994     30, 1993
                                      ---------  ---------  ---------  ---------
                                                    (IN THOUSANDS)

 Domestic Pension Plan:
 Service cost-benefits earned during
  the period.........................    $1,370     $1,252       $469
 Interest cost on projected benefit
  obligation.........................       509        377        127
 Actual return on plan assets........      (180)         1         -
 Net amortization and deferral.......        25         (1)        -
                                      ---------  ---------  ---------
 Total net periodic pension costs....    $1,724     $1,629       $596
                                      =========  =========  =========
 International Pension Plan:
 Service cost-benefits earned during
  the period.........................    $1,539     $1,299       $428       $856
 Interest cost on projected benefit
  obligation.........................       684        579        187        375
 Actual return on plan assets........    (1,454)       134       (533)    (1,067)
 Net amortization and deferral.......       583       (938)       231        461
                                      ---------  ---------  ---------  ---------
 Total net periodic pension costs....    $1,352     $1,074       $313       $625
                                      =========  =========  =========  =========

  The significant actuarial assumptions for the following tables, as of the period-end measurement dates, are as follows:

                                              YEARS ENDED MARCH 31,
                                             -----------------------
                                               1996     1995    1994
                                             -------   ------  ------
 Domestic Pension Plan:
  Discount rate............................     7.0%     7.5%
  Expected long-term rate of return on
    plan assets............................     8.0%     8.0%
  Rate of increase in future compensation
    levels...  ............................     5.0%     5.0%
 International Pension Plan:
  Discount rate............................     8.0%     7.5%   7.5%
  Expected long-term rate of return on
    plan assets............................     8.5%     8.0%   8.0%
  Rate of increase in future compensation
    levels.................................     5.5%     5.5%   5.5%

  The change in the actuarial assumptions for fiscal 1996 and 1995 have not had a significant effect on the funded status of the Domestic or International Pension Plans.

                        SOLA INTERNATIONAL INC.

11.  DEFINED BENEFIT RETIREMENT PLANS - (CONTINUED)

  At March 31, 1996, the Domestic Pension Plan and International
Pension Plan assets include cash equivalents, fixed income securities and common stock.

  The funded status as of the year-end measurement dates was as follows:

                                                       YEARS ENDED MARCH 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                          (in thousands)

Domestic Pension Plan:
 Actuarial present value of benefit obligations:
  Vested benefit obligation......................    $2,776      $968      $313
                                                   ========  ========  ========
  Accumulated benefit obligation.................    $3,091    $1,262      $408
                                                   ========  ========  ========
  Projected benefit obligation...................    $9,603    $6,566    $5,023
  Plan assets at fair value......................     3,733        58         -
                                                   --------  --------  --------
  Projected benefit obligation in excess of plan
   assets........................................     5,870     6,508     5,023
  Unrecognized net loss..........................    (1,179)      (13)      (18)
  Unrecognized prior service cost................       -         -         -
  Unrecognized transition asset, net.............       -         -         -
                                                   --------  --------  --------
  Accrued pension cost...........................    $4,691    $6,495    $5,005
                                                   ========  ========  ========
International Pension Plan:
 Actuarial present value of benefit
  obligations:
  Vested benefit obligation......................   $10,480    $3,518    $7,439
                                                   ========  ========  ========
  Accumulated benefit obligation.................   $10,486    $8,524    $7,442
                                                   ========  ========  ========
  Projected benefit obligation...................   $10,827    $9,069    $7,857
  Plan assets at fair value......................    12,032     9,546     8,966
                                                   --------  --------  --------
  Projected benefit obligation less than plan
   assets........................................    (1,205)     (477)   (1,109)
  Unrecognized net gain..........................       947       208       828
  Unrecognized transition asset, net.............       258       269       281
                                                   --------  --------  --------
  Accrued pension cost...........................    $  -      $  -      $  -
                                                   ========  ========  ========

  Employees in the U.K. participated in the Pilkington Superannuation Scheme which is a defined benefit pension plan with employee and employer contributions. The employees remained covered under this plan through March 31, 1994 and the Company contributed $0.1 million to the plan for the four months ended March 31, 1994. Subsequent to March 31, 1994, employees in the UK ceased to participate in the Pilkington Superannuation Scheme and are eligible to participate in a new, defined contribution pension plan (see Note 10).

                        SOLA INTERNATIONAL INC.

12.  INCOME TAXES

  The domestic and foreign components of income (loss) before taxes are as follows:

                                                                EIGHT
                                                    FOUR       MONTHS
                                                   MONTHS       ENDED
                         YEAR ENDED  YEAR ENDED     ENDED     NOVEMBER
                          MARCH 31,   MARCH 31,   MARCH 31,      30,
                            1996        1995        1994        1993
                         ----------  ----------  ----------  ----------
                                         (in thousands)
Domestic...............     $27,158      $9,746    $(44,930)     $5,683
Foreign................      21,454      11,476     (22,402)     11,307
                         ----------  ----------  ----------  ----------
                            $48,612     $21,222    $(67,332)    $16,990
                         ==========  ==========  ==========  ==========

  The components of the provision (benefit) for income taxes are as follows:

                                                           FOUR      EIGHT
                                       YEAR      YEAR     MONTHS    MONTHS
                                       ENDED     ENDED     ENDED     ENDED
                                       MARCH     MARCH     MARCH   NOVEMBER
                                        31,       31,       31,       30,
                                       1996      1995      1994      1993
                                     --------  --------  --------  --------
                                      (in thousands)

Current:
    Federal........................    $2,912       $28  $   -       $2,907
    State..........................       844       129      -          322
    Foreign........................     8,210     7,896    (1,377)    3,555
Deferred:
    Federal........................     7,020     5,695      (573)     (957)
    State..........................     2,161     1,675      -         -
    Foreign........................     1,134    (4,795)   (4,244)        6
Valuation allowance adjustment.....    (8,658)   (3,979)     -         -
                                     --------  --------  --------  --------
                                      $13,623    $6,649   $(6,194)   $5,833
                                     ========  ========  ========  ========

                        SOLA INTERNATIONAL INC.

12.  INCOME TAXES - (CONTINUED)

  A reconciliation between income tax provisions computed at the U.S. federal statutory rate and the effective rate reflected in the statements of operations is as follows:

                                                                FOUR       EIGHT
                                            YEAR      YEAR     MONTHS     MONTHS
                                            ENDED     ENDED     ENDED      ENDED
                                            MARCH     MARCH     MARCH     NOVEMBER
                                             31,       31,       31,        30,
                                            1996      1995      1994       1993
                                           --------  --------  --------   --------
Provision (benefit) at statutory rate....      35.0%     34.0%    (34.0)%     34.0%
State tax provision......................       3.6       2.7        -          .6
Valuation allowance......................     (12.7)      4.5      28.6         -
Income (loss) of foreign subsidiaries
 tax provision or benefit at differing
 statutory rates.........................       9.3      (4.6)     (3.8)       (.3)
Tax benefit from NOL utilization.........      (5.1)       -        -           -
Other....................................      (1.5)      1.8       -           -
                                           --------  --------  --------   --------
                                               28.6%     38.4%     (9.2)%     34.3%
                                           ========  ========  ========   ========

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                           MARCH 31,
                                                    -----------------------
                                                       1996        1995
                                                    ----------- -----------
                                                        (IN THOUSANDS)

Deferred tax assets:
 Accounts receivable, principally due to
  allowances for doubtful accounts.................      $3,008        $3,264
 Inventories, principally due to reserves..........       8,626         3,819
 Property, plant and equipment, principally due to
  differences in depreciation......................       2,687           765
 Accruals for employee benefits....................       8,788        11,398
 In-process research and development...............      10,809        11,477
 Other assets......................................       4,554         8,755
 Net operating losses..............................       3,685         4,507
                                                    -----------   -----------
 Total gross deferred tax assets...................      42,157        43,985
 Less valuation allowance..........................     (15,294)      (25,155)
                                                    -----------   -----------
 Net deferred tax assets...........................     $26,863       $18,830
                                                    ===========   ===========
Deferred tax liabilities:
 Property, plant and equipment, principally due to
  differences in depreciation......................      $9,264        $6,735
 Inventories.......................................       2,252         1,818
 Unremitted income of foreign subsidiaries.........       2,400            -
 Other.............................................       4,107         1,242
                                                    -----------   -----------
                                                        $18,023        $9,795
                                                    ===========   ===========

                        SOLA INTERNATIONAL INC.

12.  INCOME TAXES - (CONTINUED)

  For balance sheet presentation, deferred tax assets and liabilities have been netted for each separate tax jurisdiction.

  The net changes in the total valuation allowance for fiscal 1996, 1995 and 1994 were $(9.9) million, $(6.8) million and $30.9 million, respectively, and relate primarily to movements in certain foreign and U.S. net operating losses.

  For tax purposes, the Company, at March 31, 1996, utilized net operating loss ("NOL") carryforwards for U.S. Federal income tax purposes of approximately $7.0 million. The Company's Australian subsidiary had available, as of March 31, 1996, NOL carryforwards for Australian tax purposes of approximately $9.8 million which do not expire. The deferred tax assets reflected in the Company's accounts as of March 31, 1996 before valuation allowances reflect these NOLs.

  A valuation allowance of approximately $15.3 million, comprising $9.2 million against U.S. and $6.1 million against Australian deferred tax assets has been established for those tax assets which may not be realized. Of the $7.0 million of valuation allowances provided in fiscal 1994 against deferred tax assets arising from the Acquisition, $1.2 million was applied to reduce goodwill, in fiscal 1996 and $2.8 million in fiscal 1995. The remaining valuation allowances of $3.0 million will be applied first to reduce remaining goodwill, and if no goodwill remains, then will reduce income tax expense.

  The Company has not provided for U.S. federal income and foreign withholding taxes on $5 million of non-U.S. subsidiaries' undistributed earnings as of March 31, 1996 because such earnings are intended to be reinvested indefinitely. If these earnings were distributed, foreign tax credits should become available under current law to reduce or eliminate the resulting U.S. income tax liability. Where excess cash has accumulated in the company's non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

13.  COMMITMENTS

  The Company leases certain warehouse and office facilities, office equipment and automobiles under non cancelable operating leases which expire in 1996 through 2006. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the terms of certain lease agreements, the leases may be extended, at the Company's option, and certain of the leases provide for adjustments of the minimum monthly rent.

  Future minimum annual lease payments under the leases are as follows (in thousands):

  PERIOD ENDING MARCH 31,
  -----------------------

  1997................................................   $4,185
  1998................................................    3,391
  1999................................................    2,461
  2000................................................    1,359
  2001................................................      439
  Thereafter..........................................    3,264

  Rent expense for fiscal 1996, fiscal 1995, the four months ended March 31, 1994, and the eight months ended November 30, 1993 was $5.4 million, $5.1 million, $1.0 million and $3.6 million, respectively.

                        SOLA INTERNATIONAL INC.

14.  CONTINGENCIES

  The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials.

  The Company is currently participating in a remediation program of one of its manufacturing facilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Superfund Amendments and Reauthorization Act of 1986. The Company estimates that, based on an independent feasibility report prepared in accordance with an EPA 1991 Consent Order, additional clean-up costs of approximately $100,000 per annum for up to 17 years may be incurred. Under the current remediation program, the EPA has established that re-evaluation of the program be performed every five years, with the next scheduled review by the EPA being in fiscal 1998.

  The Company is also involved in other investigations of environmental contamination at several U.S. sites. Some clean-up activities have been conducted and investigations are continuing to determine future remedial requirements, if any.

  Under the terms of the sale agreement with Pilkington, Pilkington has indemnified the Company with regard to expenditures subsequent to the Acquisition for certain environmental matters relating to circumstances existing at the time of the Acquisition. Under the terms of the indemnification, the Company is responsible for the first $1 million spent on such environmental matters, Pilkington and the Company share equally the cost of any further expenditures between $1 million and $5 million, and Pilkington retains full liability for any expenditures in excess of $5 million.

  As of March 31, 1996 and March 31, 1995, the Company has provided for environmental remediation costs in the amount of $2.5 million and $2.7 million, respectively, which is included in the balance sheet under other long-term liabilities.

  In the ordinary course of business, various legal actions and claims pending have been filed against the Company. While it is reasonably possible that such contingencies may result in a cost greater than that provided for in the financial statements, it is the opinion of management that the ultimate liability, if any, with respect to these matters, will not materially affect the consolidated operations or financial position of the Company.

15.  SIGNIFICANT RELATED PARTY TRANSACTIONS

  Notes Payable to Pilkington and Affiliates:

  Interest expense on notes payable to Pilkington for the eight months ended November 30, 1993, was $1.5 million.

  Payables to Affiliated Companies and other Activities:

  Pilkington charged the Predecessor Business for services and shared costs relating to treasury functions, tax return preparations, internal audit service and risk management services. For the eight months ended November 30, 1993 the Predecessor Business expensed $0.4 million relating to Pilkington services and shared costs. In addition, Pilkington facilitated the Predecessor Business purchases of certain outside services, such as legal, worker's compensation and other insurance premiums.

                        SOLA INTERNATIONAL INC.

15.  SIGNIFICANT RELATED PARTY TRANSACTIONS - (CONTINUED)

  Arrangements with AEA Investors Inc.:

  In connection with the Acquisition and in consideration of services performed by AEA Investors Inc. ("AEA"), in arranging, structuring, and negotiating the terms of the Acquisition and the related financing transactions, the Company paid AEA a transaction fee of $5 million.

  Prior to the IPO, AEA and the Company were parties to an agreement pursuant to which AEA provided management, consulting and financial services to the Company. In consideration for such services, the Company paid AEA a management fee for the first nine months of fiscal 1995 and the four months ended March 31, 1994 of $750,000 and $250,000, respectively. Subsequent to the IPO the agreement was terminated and the Company paid AEA a fee of $3.0 million in connection therewith.

16.  WORLDWIDE OPERATIONS

  The Company operates in the ophthalmic industry in the design and manufacture of eyeglass lenses.

  A summary of information about the Company's geographic areas is as follows (in thousands):




                                  NORTH                    REST OF      ELIMINA-
                                 AMERICA      EUROPE        WORLD       TIONS        TOTAL
                                 -----------  -----------  -----------  -----------  -----------

SOLA INTERNATIONAL INC.
YEAR ENDED MARCH 31, 1996
Revenue:
  External.....................     $190,785    $106,726      $90,198    $   -        $387,709
  Internal.....................       12,414      57,300       38,950    (108,664)        -
Operating income (loss)........       35,318      16,645        9,612        (822)      60,753
Identifiable assets............      204,733     115,205      105,096      (8,185)     416,849
YEAR ENDED MARCH 31, 1995
Revenue:
  External.....................     $169,316    $100,045      $76,270    $   -        $345,631
  Internal.....................       13,357      52,524       37,180    (103,061)        -
Operating income (loss)........       18,391      12,443        9,010        (100)      39,744
Identifiable assets............      192,425     106,916       90,281      (6,165)     383,457
FOUR MONTHS ENDED
MARCH 31, 1994
Revenue:
  External.....................     $ 54,880     $27,643      $23,507     $   -       $106,030
  Internal.....................        2,759      14,889        9,226     (26,874)        -
Operating income (loss)........      (41,033)     (5,774)     (11,778)     (2,420)     (61,005)
Identifiable assets............      187,083      96,624       80,897      (4,155)     360,449
PREDECESSOR BUSINESS
EIGHT MONTHS ENDED
  NOVEMBER 30,1993
Revenue:
  External.....................     $100,230     $56,095      $43,700    $   -        $200,025
  Internal.....................        5,265      28,874       24,044    (58,183)         -
Operating income...............       10,222       3,554        6,070        693        20,539

  Internal sales represent intercompany sales between regions at a mark-up from cost, the elimination of any profit arising from such sales is reflected in eliminations in determining operating income
(loss).

                        SOLA INTERNATIONAL INC.

16.  WORLDWIDE OPERATIONS - (CONTINUED)

  Included in the operating loss for the four months ended March 31, 1994 for North America, Europe, and Rest of World were charges of $15.1 million, $8.6 million and $6.3 million, respectively, representing the reversal of write-up of inventories to fair value at the Acquisition date, and amortization of goodwill. In addition, write-off of in-process research and development expenses in North America and Australia (included in Rest of World) amounted to $32 million and $8 million, respectively.

  For fiscal 1996 and 1995, the four months ended March 31, 1994 and the eight months ended November 30, 1993 the corporate headquarters costs of $7.7 million, $11.7 million, $0.8 million and $4.2 million, respectively, are included in the North American geographic area. Included in fiscal 1995 corporate headquarters costs are the AEA management fees and management agreement termination fee totaling $3.9 million.

17.  SUPPLEMENTARY CASH FLOW DATA (IN THOUSANDS)

                                                                                       PREDECESSOR
                                                        SOLA INTERNATIONAL INC.         BUSINESS
                                                  -----------------------------------  -----------
                                                                                          EIGHT
                                                                           FOUR MONTHS   MONTHS
                                                  YEAR ENDED  YEAR ENDED      ENDED       ENDED
                                                   MARCH 31,    MARCH 31,   MARCH 31,   NOVEMBER
                                                     1996            1995     1994      30, 1993
                                                  ----------- -----------  ----------- -----------

Supplemental disclosures of cash flow
information:
 Interest paid..................................      $11,220     $19,264       $2,389      $3,211
                                                  =========== ===========  =========== ===========
 Taxes paid.....................................      $11,486     $ 6,233       $  439      $4,223
                                                  =========== ===========  =========== ===========

Supplemental disclosures of noncash investing
and financing activities:
 Capital expenditures accrued but not paid......       $1,646      $2,541       $2,236      $  930
                                                  =========== ===========  =========== ===========
 Dividends previously declared subsequently
  cancelled.....................................       $  -        $  -         $  -        $3,304
                                                  =========== ===========  =========== ===========

18.  SUBSEQUENT EVENTS (unaudited)

  In May 1996 the Company signed a purchase agreement ("AO Purchase") with American Optical Corporation ("AOC"), whereby the Company would purchase AOC's worldwide ophthalmic business. The purchase price will be approximately $107.0 million, excluding acquisition costs, and assumption of certain debt and liabilities, subject to adjustment for certain financial conditions as of closing. Closing of the AO
Purchase is subject to a number of conditions including regulatory approval in the United States and certain foreign jurisdictions. The
AO Purchase if and when consummated will be accounted for under the purchase method of accounting. AO's worldwide ophthalmic business recorded net sales and operating income, after allocated corporate expenses, of approximately $85.7 million and $11.9 million, respectively, for its fiscal year ended March 31, 1996.

  Simultaneous with the closing of the AO Acquisition, the Company expects to enter into a new bank credit agreement (the "New
Credit Agreement"), replacing its existing credit agreement. The New Credit Agreement is divided into three tranches which consist of: a five-year term loan of $30 million, a renewable three-year foreign currency revolving facility of $30 million, and a further five-year U.S. dollar revolver of $120 million. The New Credit Agreement is unsecured. The Company believes that the New

                        SOLA INTERNATIONAL INC.

18.  SUBSEQUENT EVENTS (unaudited) - (CONTINUED)

Credit Agreement will lower the effective interest rate on its borrowings and provide it with greater operating flexibility.

  In May 1996 the Company announced that it had entered into a definitive merger agreement which provides for the acquisition by the Company of Neolens, Inc. ("Neolens"), a Florida corporation that manufactures polycarbonate eyeglass lenses and has been a supplier to the Company. Pursuant to the merger agreement the Company will commence a cash tender offer for all outstanding shares of Neolens Common Stock, Series A Preferred Stock and Series B Preferred Stock. The aggregate purchase price will be approximately $16.0 million, including the assumption of Neolens debt. Although there can be no assurance of consummation, the Company expects to consummate the tender offer by August 1996.

                                SOLA INTERNATIONAL INC.

                               QUARTERLY FINANCIAL DATA
                         (in thousands, except per share data)
                                      (unaudited)
                                 QUARTER      QUARTER       QUARTER
                                  ENDED        ENDED         ENDED      QUARTER
                                JUNE 30,     SEPT. 30,      DEC. 31,  ENDED MARCH
                                  1995         1995          1995       31, 1996
                               -----------  -----------  -----------  -----------
Net sales....................      $95,922      $95,866      $91,329     $104,592
Gross profit.................       45,740       45,404       43,557       51,017
Operating income.............       13,668       15,565       11,461       20,059
Income before extraordinary
 item........................        7,355        9,000        5,958       12,275
Net income...................        6,443        9,000        5,958       12,275
Earnings per share:
 Income before extraordinary
  item.......................         0.32         0.39         0.26         0.53
 Extraordinary item..........        (0.04)          -            -            -
Net income per share.........         0.28         0.39         0.26         0.53

                                 QUARTER      QUARTER       QUARTER
                                  ENDED        ENDED         ENDED      QUARTER
                                JUNE 30,     SEPT. 30,      DEC. 31,  ENDED MARCH
                                  1994        1994           1994        1995
                               -----------  -----------  -----------  -----------
Net sales....................      $83,741      $84,420      $82,854      $94,616
Gross profit.................       35,900       38,931       39,374       45,800
Operating income.............        8,149       10,511        7,631       13,453
Income before extraordinary
 item........................        2,373        4,347        1,332        5,588
Net income(1)................        2,373        4,347        1,332        1,673
Earnings per share:
 Income before extraordinary
  item.......................         0.14         0.25         0.08         0.32
 Extraordinary item..........          -            -            -          (0.22)
Net income per share.........         0.14         0.25         0.08         0.10


(1) The quarter ended March 31, 1995 net income reflects an effective tax rate of 36% compared to the previous three quarters reflecting an effective tax rate of 28%. The increase in effective tax rate for the quarter ended March 31, 1995 is caused by non-recurring charges associated with the IPO.

                                                      SCHEDULE II

                                     SOLA INTERNATIONAL INC.
                                VALUATION AND QUALIFYING ACCOUNTS
                                        (IN THOUSANDS)
                                        BALANCE,     CHARGED                              BALANCE,
                                       BEGINNING       TO                                  END OF
                                       OF PERIOD    EXPENSES    DEDUCTIONS    OTHER(1)      PERIOD
- ----------------------------------------------------------------------------------------------------
SOLA INTERNATIONAL INC.
YEAR ENDED MARCH 31, 1996
  Allowance for doubtful accounts....       $2,854       $2,846      $  (230)      $  (46)     $5,424
                                       ===========  ===========  ===========   ===========   ==========
  Allowance for excess and obsolete
   inventory.........................       $2,534       $1,090      $  (201)      $  11       $3,434
                                       ===========  ===========  ===========   ===========   ==========
YEAR ENDED MARCH 31, 1995
  Allowance for doubtful accounts....       $  412       $2,442      $  (129)      $  129      $2,854
                                       ===========  ===========  ===========   ===========   ==========
  Allowance for excess and obsolete
   inventory.........................       $  604       $1,981      $   (65)      $  14       $2,534
                                       ===========  ===========  ===========   ===========   ==========
FOUR MONTHS ENDED MARCH 31, 1994
  Allowance for doubtful accounts....       $  -         $  412      $  -          $  -        $  412
                                       ===========  ===========  ===========   ===========   ==========
  Allowance for excess and obsolete
   inventory.........................       $  -         $  604      $  -          $  -        $  604
                                       ===========  ===========  ===========   ===========   ==========
PREDECESSOR BUSINESS
EIGHT MONTHS ENDED NOVEMBER 30, 1993
  Allowance for doubtful accounts....       $2,359       $1,223      $(1,287)      $  (89)     $2,206
                                       ===========  ===========  ===========   ===========   ==========
  Allowance for excess and obsolete
   inventory.........................       $2,335       $1,204      $   342       $  (116)    $3,765
                                       ===========  ===========  ===========   ===========   ==========

- -----------------

(1) Other relates primarily to foreign currency translation adjustments.
(2) Represents write-off and disposition of excess and obsolete inventories.


                        INDEX OF EXHIBITS

                                                      Page Number or
Exhibit No.            Description            Incorporation by Reference to
- -----------            -----------            -----------------------------
2.1          Purchase agreement between       Filed as Exhibit 2 to the
             Sola International Inc. and      Form 8-K of the Company,
             American Optical Corporation,    dated May 6, 1996, and
             dated as of May 6, 1996          incorporated herein by
                                              reference

3.1          Amended and Restated             Filed as Exhibit 3.1 to the
             Certificate of Incorporation     Annual Report on Form 10-K of
             of the Company                   the Company for the fiscal
                                              year ending March 31, 1995,
                                              dated June 7, 1995, and
                                              incorporated herein by
                                              reference

3.2          Amended and Restated By-Laws     Filed as Exhibit 3.1 to the
             of the Company                   Company's Quarterly Report on
                                              Form 10-Q for the period
                                              ending September 30, 1995,
                                              and incorporated herein by
                                              reference

10.1         Purchase Agreement, dated as     Filed as Exhibit 10.1 to the
             of September 1, 1993 by and      Registration Statement, as
             between Sola Holdings Inc.,      amended, on Form S-1 of the
             Pilkington plc and certain of    Company (File No. 33-68824)
             Pilkington plc's subsidiaries    and incorporated herein by
                                              reference

10.2*        Employment Agreement between     Filed as Exhibit 10.2 to the
             Sola Optical USA, Inc. and       Registration Statement, as
             John E. Heine, dated as of       amended, on Form S-1 of the
             February 26, 1993                Company (File No. 33-68824)
                                              and incorporated herein by
                                              reference

10.3*        Assignment and Amendment of      Filed as Exhibit 10.3 to the
             Employment Agreement, dated as   Registration Statement, as
             of December 1, 1993, among       amended, on Form S-1 of the
             Sola Optical USA, Inc., Sola     Company (File No. 33-87892)
             Group Ltd. and John E. Heine     and incorporated herein by
                                              reference

10.4*        Employment Agreement between     Filed as Exhibit 10.4 to the
             Sola Optical USA, Inc. and       Registration Statement, as
             James H. Cox, dated as of        amended, on Form S-1 of the
             February 26, 1993                Company (File No. 33-68824)
                                              and incorporated herein by
                                              reference

10.5*        Assignment and Amendment of      Filed as Exhibit 10.7 to the
             Employment Agreement, dated as   Registration Statement, as
             of December 1, 1993, among       amended, on Form S-1 of the
             Sola Optical USA, Inc., Sola     Company (File No. 33-87892)
             Group Ltd. and James H. Cox      and incorporated herein by
                                              reference

10.6*        Employment Agreement between     Filed as Exhibit 10.5 to the
             Sola Optical USA, Inc. and       Registration Statement, as
             Colin M. Perrott, dated as of    amended, on Form S-1 of the
             February 26, 1993                Company (File No. 33-68824)
                                              and incorporated herein by
                                              reference

10.7*        Assignment and Amendment of      Filed as Exhibit 10.9 to the
             Employment Agreement, dated as   Registration Statement, as
             of December 1, 1993, among       amended, on Form S-1 of the
             Sola Optical USA, Inc., Sola     Company (File No. 33-87892)
             Group Ltd. and Colin M.          and incorporated herein by
             Perrott                          reference

10.8*        Employment Agreement between     Filed as Exhibit 10.6 to the
             Sola Optical USA, Inc., and      Registration Statement, as
             Ian S. Gillies, dated as of      amended, on Form S-1 of the
             February 26, 1993                Company (File No. 33-68824)
                                              and incorporated herein by
                                              reference

10.9*        Assignment and Amendment of      Filed as Exhibit 10.11 to the
             Employment Agreement, dated as   Registration Statement, as
             of December 1, 1993, among       amended, on Form S-1 of the
             Sola Optical USA, Inc., Sola     Company (File No. 33-87892)
             Group Ltd. and Ian S. Gillies    and incorporated herein by
                                              reference

                        INDEX OF EXHIBITS
                           (continued)

                                                      Page Number or
Exhibit No.            Description            Incorporation by Reference to
- -----------            -----------            -----------------------------

10.10*       Employment Agreement between     Filed as Exhibit 10.10 to the
             Bernard Freiwald and Sola        Annual Report on Form 10-K of
             Group Ltd., dated as of May      the Company for the fiscal
             31, 1994                         year ending March 31, 1995,
                                              dated June 7, 1995, and
                                              incorporated herein by
                                              reference

10.11        Amended and Restated Credit      Filed as Exhibit 10.11 to the
             Agreement, dated as of March     Annual Report on Form 10-K of
             2, 1995, among the Company,      the Company for the fiscal
             the lenders (the "Lenders")      year ending March 31, 1995,
             named therein and The Bank of    dated June 7, 1995, and
             Nova Scotia, as agent for the    incorporated herein by
             Lenders (the "Agent")            reference

10.12        Lease Agreement, dated May 10,   Filed as Exhibit 10.9 to the
             1993, between Sola Optical       Registration Statement, as
             Taiwan Ltd. and Chang Jin Co.,   amended, on Form S-1 of the
             Ltd. (including English          Company (File No. 33-68824)
             summary of principal terms)      and incorporated herein by
                                              reference

10.13        Lease Agreement between          Filed as Exhibit 10.10 to the
             Optical Sola de Mexico and       Registration Statement, as
             Messrs.  Salvadore Luttenroth-   amended, on Form S-1 of the
             Camou and Carlos Lutteroth-      Company (File No. 33-68824)
             Lomeli (including English        and incorporated herein by
             summary of principal terms)      reference

10.14*       Sola Investors Inc. Stock        Filed as Exhibit 10.11 to the
             Option Plan                      Annual Report on Form 10-K of
                                              the Company, dated March 31,
                                              1994, and incorporated herein
                                              by reference

10.15*       Amendment Number One to Sola     Filed as Exhibit 10.21 to the
             Investors Inc. Stock Option      Registration Statement, as
             Plan                             amended, on Form S-1 of the
                                              Company (File No. 33-87892)
                                              and incorporated herein by
                                              reference

10.16*       Sola International Inc. Stock    Filed as Exhibit 10.22 to the
             Option Plan                      Registration Statement, as
                                              amended, on Form S-1 of the
                                              Company (File No. 33-87892)
                                              and incorporated herein by
                                              reference

10.17        Indenture by and between the     Filed as Exhibit 10.23 to the
             Company and NationsBank of       Registration Statement, as
             Georgia, National Association,   amended, on Form S-1 of the
             as Trustee, with respect to      Company (File No. 33-87892)
             the 9 5/8% Senior Subordinated   and incorporated herein by
             Notes due 2003 (including the    reference
             form of Note)

10.18*       Form of Indemnification          Filed as Exhibit 10.24 to the
             Agreement between the            Registration Statement, as
             executive officers and           amended, on Form S-1 of the
             directors of the Company and     Company (File No. 33-87892)
             the Company                      and incorporated herein by
                                              reference

10.19*       Sola International Inc.          Filed as Exhibit 10.25 to the
             Management Incentive Plan        Registration Statement, as
                                              amended, on Form S-1 of the
                                              Company (File No. 33-87892)
                                              and incorporated herein by
                                              reference

10.20        Sola Optical 401(k) Savings      Filed as Exhibit 4.4 to the
             Plan                             Registration Statement on
                                              Form S-8 of the Company (File
                                              No. 333-4489), filed with the
                                              Commission on May 23, 1996,
                                              and incorporated herein by
                                              reference

                        INDEX OF EXHIBITS
                           (continued)

                                                      Page Number or
Exhibit No.            Description            Incorporation by Reference to
- -----------            -----------            -----------------------------

10.21        Trust Agreement entered into     Filed as Exhibit 4.5 to the
             as of May 15, 1996 between       Registration Statement on
             Sola Optical USA, Inc. and       Form S-8 of the Company (File
             Chase Manhattan Bank, N.A.       No. 333-4489)  filed with the
					      Commission on May 23, 1996, and
                                              incorporated herein by
					      reference

11.1         Statement regarding
             computation of per share
             earnings

12.1         Statement regarding ratio of
             earnings to fixed charges

21.1         List of subsidiaries of the
             Company

23.1         Consent of Ernst & Young LLP
             Independent Auditors

27.1         Financial Data schedule

99.1         Factors Affecting Future
             Operating Results

- -------------------------
*Compensatory plan or management agreement