Form 10-Q
period 1996-06-30
SOLA INTERNATIONAL INC
filed 1996-08-09
CIK 912088

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC  20549

                               FORM 10-Q


        (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996
                                  or
       (   )  TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number  1-13606


                        SOLA INTERNATIONAL INC.

        (Exact name of registrant as specified in its charter)


                    DELAWARE                             94-3189941
               (State or other jurisdiction of
(I.R.S. employer identification no.)
              incorporation or organization)

         2420 SAND HILL ROAD, SUITE 200, MENLO PARK, CA  94025
               (Address of principal executive offices)
                              (zip code)


                            (415) 324-6868
         (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such
reports), and (2) has been subject to        such filing requirements
for the past 90 days.  Yes     X            No

     As of July 30, 1996, 21,809,528 shares of the registrant's common
stock, par value $0.01 per share,    which is the only class of common
stock of the registrant, were outstanding.


                        SOLA INTERNATIONAL INC.


                           Table of Contents
                  Form 10-Q for the Quarterly Period
                          Ended June 30, 1996


PART I     FINANCIAL INFORMATION                                                  PAGE

Item 1.    Financial Statements

            Consolidated Condensed Balance Sheet as of June 30, 1996                3

            Consolidated Condensed Balance Sheet as of March 31, 1996
            (derived from audited financial statements)                             3

            Consolidated Condensed Statements of Income for the three month
           periods ended June 30, 1996 and June 30, 1995                            4

            Consolidated Condensed Statements of Cash Flows for the three
           month periods ended June 30, 1996 and June 30, 1995                      5

            Notes to Consolidated Condensed Financial Statements                    6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                   11

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                       17

Item 2.    Changes in Securities                                                   17

Item 3.    Defaults upon Senior Securities                                         17

Item 4.    Submission of Matters to a Vote of Security Holders                     17

Item 5.    Other Information                                                       17

Item 6.    Exhibits and Reports on Form 8-K                                        17


PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements

                        SOLA INTERNATIONAL INC.

                 Consolidated Condensed Balance Sheets
                            (in thousands)

                                                                       March 31, 1996
                                                                       (derived from
                                                   June 30, 1996     audited financial
ASSETS                                              (unaudited)         statements)

Current Assets:
  Cash and cash equivalents                          $  27,097           $  22,394
  Trade accounts receivable, net                        95,183              74,845
  Inventories                                          133,522             100,707
  Deferred income taxes                                  7,491               7,491
  Prepaids and other current assets                      6,086               1,861
                                                       -------             -------
     Total current assets                              269,379             207,298

Property, plant and equipment, net                      90,385              79,582
Deferred income taxes                                   10,125               6,800
Debt issuance costs                                      2,588               1,907
Goodwill and other intangibles, net                    184,577             120,352
Other assets                                             1,045                 910
                                                      --------            --------
     Total assets                                     $558,099            $416,849
                                                      --------            --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks and current portion of
     long-term and bank debt                         $  24,303           $  17,403
  Accounts payable, accrued liabilities and             95,973              82,142
payroll
  Accrued reorganization and acquisition                13,032               9,746
expenses
  Income taxes payable                                   2,180               1,090
  Deferred income taxes                                  1,790                 461
                                                       -------             -------
     Total current liabilities                         137,278             110,842

Long-term debt, less current portion                     5,110               3,360
Bank debt, less current portion                        114,750               6,000
Senior subordinated notes                               89,188              88,530
Deferred income taxes                                    6,001               4,990
Other liabilities                                       11,232              10,886
                                                       -------             -------
     Total liabilities                                 363,559             224,608
                                                       -------             -------
Contingencies

Shareholders' Equity:
  Preferred stock, $0.01 par value; 5,000
shares authorized;                                           _                   _
     no shares issued
  Common stock, $0.01 par value; 50,000 shares
authorized;
21,809 shares (21,797 shares as of March 31,               218                 218
1996)
     issued and outstanding
  Additional paid-in capital                           206,480             206,412
  Equity participation loans                             (320)               (421)
  Accumulated deficit                                 (15,833)            (17,993)
  Cumulative foreign currency adjustment                 3,995               4,025
                                                       -------             -------
     Total shareholders' equity                        194,540             192,241
                                                       -------             -------
     Total liabilities and shareholders' equity       $558,099            $416,849
                                                       -------             -------

    The accompanying notes are an integral part of these condensed financial statements

                        SOLA INTERNATIONAL INC.

         Unaudited Consolidated Condensed Statements of Income
                 (in thousands, except per share data)

                                                   Three Months      Three Months Ended
                                                  Ended June 30,       June 30, 1995
                                                       1996

Net sales                                            $109,536             $95,922
Cost of sales                                          58,049              50,182
                                                      -------              ------
  Gross profit                                         51,487              45,740
                                                      -------              ------
Research and development expenses                       4,207               3,390
Selling and marketing expenses                         19,275              16,598
General and administrative expenses                    12,423              12,084
In-process research and development expense             9,500                   _
                                                      -------             -------
  Operating expenses                                   45,405              32,072
                                                      -------             -------
     Operating income                                   6,082              13,668
Interest expense, net                                 (3,250)             (3,077)
                                                      -------             -------
  Income before provision for income taxes,
      minority interest and extraordinary item          2,832              10,591
Provision for income taxes                              (578)             (2,965)
Minority interest                                        (92)               (271)
                                                      -------             -------
  Income before extraordinary item                      2,162               7,355
Extraordinary item, loss due to repurchase of
senior  subordinated notes, net of tax                      _               (912)
                                                      -------             -------
  Net income                                           $2,162              $6,443
                                                      -------             -------

Earnings (loss) per share:
  Income before extraordinary item                      $0.09               $0.32
  Extraordinary item                                        _              (0.04)
                                                      -------             -------
  Net income                                            $0.09               $0.28
                                                      -------             -------
Weighted average number of shares outstanding          23,159              22,866
                                                      -------             -------















    The accompanying notes are an integral part of these condensed financial statements

                        SOLA INTERNATIONAL INC.

       Unaudited Consolidated Condensed Statements of Cash Flows
                            (in thousands)
[CAPTION]

                                                   Three Months      Three Months Ended
                                                  Ended June 30,       June 30, 1995
                                                       1996


Net cash provided by (used in) operating
activities                                          $ (2,025)             $ 4,140
                                                      -------             -------
Cash flows from investing activities:

  Acquisition of worldwide ophthalmic business
  of American Optical Corporation,
  less cash and cash equivalents of $3,186          (107,512)                   _

  Acquisition expenses payable                          3,183                   _
  Capital expenditures                                (2,791)             (3,955)
  Proceeds from sale of fixed assets                       21                  45
                                                     --------             -------


Net cash used in investing activities               (107,099)             (3,910)
                                                     --------             -------

Cash flows from financing activities:
  Payments on equity participation loans                  169                 387
  Net receipts under notes payable to banks,
  and long term debt                                    1,785                 345
  Borrowings on long term debt                            515                 258
  Payments on long term debt                            (653)                   _
  Proceeds from bank debt                             112,500              15,000
  Repurchase of senior subordinated notes                   _            (17,766)
                                                      -------             -------

Net cash provided by (used in) financing
activities                                            114,316             (1,776)
                                                      -------             -------

Effect of exchange rate changes on cash and
cash equivalents                                        (489)                  62
                                                      -------             -------

Net increase (decrease) in cash and cash
equivalents                                             4,703             (1,484)
Cash and cash equivalents at beginning of
period                                                 22,394              16,148
                                                      -------             -------

Cash and cash equivalents at end of period            $27,097             $14,664
                                                      -------             -------


















    The accompanying notes are an integral part of these condensed financial statements

                        SOLA INTERNATIONAL INC.

         Notes to Consolidated Condensed Financial Statements
                              (unaudited)

1. Basis of  Presentation

    On June 19, 1996, the Company acquired substantially all of the worldwide ophthalmic business ("AO") of American Optical Corporation ("AOC") pursuant to the terms of the Purchase Agreement (the "Purchase Agreement") dated as of May 6, 1996 between the Company and AOC. The Company acquired AO for cash consideration of $107 million (together with the assumption of certain liabilities), subject to post-closing adjustments (the "AO Acquisition"). The AO Acquisition was funded primarily through borrowings under the Company's New Credit Agreement (see Note 4), which borrowings were subsequently repaid in part with the proceeds of the Stock Offering during July 1996 (see Note 7).

   The accompanying consolidated condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company's financial statements presented herein include the results of operations and cash flows of the AO business for the ten days ended June 30, 1996 subsequent to the AO Acquisition. The consolidated condensed balance sheet as of March 31, 1996 was derived from audited financial statements. The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

    The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

   The AO Acquisition has been accounted for under the purchase method of accounting as of the closing date. Accordingly, the Company's consolidated financial statements reflect the allocation of the purchase price to the assets and liabilities of the AO business unit based upon their respective estimated fair values. The current allocation of the purchase price is preliminary, pending completion of valuation studies and other determinations of fair value presently in process, and, therefore, the allocation to inventories, property, plant and equipment, in-process research and development and
reorganization   provisions  may  change  once  such  valuations   are
finalized.

     The preliminary allocation of purchase price, subject to finalization of valuation studies and other fair value determinations and subject to the purchase price adjustment mechanism included in the Purchase Agreement, has been calculated as follows:

                                                 (in thousands)
Purchase price                                      $107,000
Estimated acquisition expenses                         3,698
                                                     -------
Total estimated acquisition cost                    $110,698
                                                     -------

Estimated historical net assets at acquisition
date                                                $ 31,750
Estimated write-up of inventories                      7,215
Estimated write-up of property, plant and
equipment                                                302
Estimated goodwill and other intangible assets        63,367
Non-compete agreement                                  1,500
Estimated in-process research and development          9,500
Estimated relocation and exit costs                     (687)
Net deferred tax effects of certain of the above
purchase accounting adjustments                      ( 2,249)
                                                      -------
                                                     $110,698
                                                      -------

2. Inventories
                                        June 30, 1996       March 31, 1996
                                        (in thousands)      (in thousands)
   Raw Materials                          $  11,999          $  10,595
   Work In Progress                           5,537              4,782
   Finished Goods                            85,124             59,595
   Molds                                     30,862             25,735
                                            -------            -------
                                           $133,522           $100,707
                                            -------            -------

    Molds comprise mainly finished goods for use by manufacturing affiliates in the manufacture of spectacle lenses.

3. Contingencies

    The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials.

    The Company is currently participating in a remediation program of one of its manufacturing facilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Superfund Amendments and Reauthorization Act of 1986. The Company estimates that, based on an independent feasibility report prepared in accordance with an EPA 1991 Consent Order, additional clean-up costs of approximately $150,000 for the current fiscal year and $100,000 per annum thereafter for up to 16 years may be incurred. Under the current remediation program, the EPA has established that re-evaluation of the program be performed every five years, with the next scheduled review by the EPA being in the fiscal year ending March 31, 1998.

     The Company is also involved in other investigations of environmental contamination at several U.S. sites. Some clean-up activities have been conducted and investigations are continuing to determine future remedial requirements, if any.

    Under the terms of the sale agreement with Pilkington plc ("Pilkington"), for the purchase of the Sola business in December 1993 ("Acquisition"), Pilkington has indemnified the Company with regard to expenditures subsequent to the Acquisition for certain environmental matters relating to circumstances existing at or prior to the time of the Acquisition. Under the terms of the indemnification, the Company is responsible for the first $1 million spent on such environmental matters, Pilkington and the Company share equally the cost of any further expenditures between $1 million and $5 million, and Pilkington retains full liability for any expenditures in excess of $5 million.

    As of June 30, 1996 and March 31, 1996, the Company has provided for environmental remediation costs in the amount of $2.4 million, and $2.5 million, respectively, which is included in the balance sheet under other long-term liabilities.

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

4. Bank Credit Agreement

    Simultaneous with the closing of the AO Acquisition (see Note 1), the Company entered into a new bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions, covering an aggregate amount of $180 million (the "New Credit Agreement"), replacing the Company's existing credit agreement. The New Credit Agreement is divided into three tranches which comprise: a five-year term loan of $30 million, a renewable three-year foreign currency revolving facility of $30 million, and a five-year US dollar revolver of $120 million. The term and revolving loan facilities were made in order to finance a portion of the AO Acquisition and to refinance existing facilities generally used for working capital. The foreign currency revolver matures on May 31, 1999 and the term loan and US dollar revolver both mature on May 31, 2001.

    Borrowings under the term loan facilities and the US dollar revolver (other than swing line loans, which may only be Base Rate
Loans) may be made as Base Rate Loans or LIBO Rate Loans. Base Rate Loans bear interest at rates per annum equal to the higher of (a) 0.50% per annum above the latest Federal Funds Rate, or (b) the Bank of America Reference Rate. Base Rate Loans include a margin varying from 0% to .125% based on the Company's Funded Debt to EBITDA Ratio. LIBO Rate Loans bear interest at a rate per annum equal to the sum of the LIBO Rate and a margin varying from .500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Fixed rate borrowings under the foreign currency revolver bear interest at rates per annum equal to the referenced currency's local IBOR plus a margin varying from
 .500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Borrowings under the foreign currency revolver are also available at local Currency Base Rates at spreads similar to those for U.S. Base
Rate  Loans.   The term loan and U.S. dollar revolver  currently  bear
interest at an initial rate of LIBOR plus 0.75% (approximately 6.5% as of June 30, 1996) and the foreign currency revolver bears an initial interest rate of the relevant local economy IBOR plus 0.75%.

    The US term loan amortizes in semiannual installments with total annual principal repayments as follows:

Year Ended March 31
       (in thousands)

1997           $1,875.0
1998            4,687.5
1999            5,625.0
2000            6,562.5
2001            7,500.0
2002            3,750.0

    Outstanding unpaid principal amounts on both the US dollar and foreign currency revolver are due on their respective maturity dates.

    Interest on all the above loans is payable at the end of the interest period, or 90 days, whichever is shorter. Repayments of principal on the above loans must be accompanied by a payment equal to the accrued interest associated with the principal being repaid.

   The New Credit Agreement contains a number of covenants, including, among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness (including contingent obligations), the creation of liens, the making of certain investments and loans, engaging in unrelated businesses, transactions with affiliates, the consummation of certain transactions such as sales of substantial assets, mergers or consolidations, margin stock purchases and other transactions. Additionally, the New Credit Agreement restricts significant accounting changes, negative pledges and designated senior indebtedness. The New Credit Agreement also restricts the ability of the Company and its subsidiaries to make restricted payments in the nature of, among other things, (i) declaring, making or paying dividends or other distributions in excess of prescribed levels, (ii) purchasing, redeeming or retiring shares of the Company's capital stock, and (iii) making certain payments, purchases, redemptions, modifications or other acquisitions of any Subordinated Notes. The Company and its subsidiaries are also required to comply with certain financial tests and maintain certain financial ratios. The New Credit Agreement includes standard events of default.

5. Pro forma Data

    The following pro forma data was prepared to illustrate the estimated effect of the AO Acquisition and the financing related thereto, as if the AO Acquisition had occurred as of the beginning of each period presented:

                                                   Three Months Ended June 30
                                                       1996            1995
Net Sales                                           $128,084       $117,598

Income before extraordinary item                      $8,235         $7,651

Net income                                            $8,235         $6,739
Earnings per share:
   Income before extraordinary item                    $0.36          $0.33

   Net income                                          $0.36          $0.29

    These pro forma results of operations have been prepared for comparison purposes only, and do not purport to be indicative of what the results would have been had the AO Acquisition occurred at the beginning of the period or the results which may occur in the future. As a result of the AO Acquisition the Company has incurred two non-recurring charges in the quarter ended June 30, 1996: (i) a $0.7 million charge to cost of sales for the amortization associated with an inventory write-up to fair value; and (ii) a $9.5 million charge for the write-off of in-process research and development. The total estimated write-up of inventory to fair value is $7.2 million, and is being amortized to cost of sales based on average inventory turns. The Company anticipates the remainder of this write-up will be amortized to cost of sales in the second quarter of fiscal 1997. These charges, and the related provision for tax thereon, have been excluded from the pro forma results as they are non-recurring.

6. Extraordinary Item

   During the three months ended June 30, 1995 the Company repurchased approximately $19.9 million principal amount at maturity of its 9 5/8%

Senior Subordinated Notes due 2003. As a result of the repurchases the Company recorded an extraordinary charge of $0.9 million for the three months ended June 30, 1995 resulting from the write-off of unamortized debt issuance costs and premium over accreted value. The repurchase was partly funded by borrowings under the Company's old credit agreement and partly from excess cash arising from the Company's initial public offering in March 1995.

7. Subsequent Events

    During July 1996 the Company sold 2,320,000 additional shares of common stock at $28.625 per share through a public offering. The net proceeds from the sale of shares of Common Stock by the Company, after deducting expenses of the Offering, including discounts and commissions paid to the Underwriters, were approximately $62.7 million. The Company used such net proceeds to repay indebtedness which it incurred under the New Credit Agreement (see Note 4).

    In May 1996 the Company announced that it had entered into a definitive merger agreement which provides for the acquisition by the Company of Neolens, Inc. ("Neolens"), a Florida corporation that manufactures polycarbonate eyeglass lenses and has been a supplier to the Company. In July 1996 the Company successfully completed a cash tender offer for all outstanding shares of Neolens Common Stock, Series A Preferred Stock and Series B Preferred Stock, pursuant to which the Company purchased approximately 84% of the outstanding Common Stock and 100% of the outstanding Series A and Series B Preferred Stock. The Company currently expects to consummate the merger in August 1996. The aggregate purchase price will be approximately $16.0 million, including the assumption of Neolens debt. The purchase price is being funded through borrowings under the Company's New Credit Agreement during July and August 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Overview

    The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated condensed financial statements and notes thereto included elsewhere herein.

Results of Operations

Three  months ended June 30, 1996 compared to three months ended  June
30, 1995

   The results of operations of the Company for the three months ended June 30, 1996 reflect net income of $2.2 million as compared to net income of $6.4 million for the same period in the prior year. On June 19, 1996 the Company acquired substantially all of the worldwide ophthalmic business ("AO") of American Optical Corporation ("AOC") pursuant to the terms of the Purchase Agreement (the "Purchase Agreement") dated as of May 6, 1996 between the Company and AOC. The Company acquired AO for cash consideration of $107.0 million (together with the assumption of certain liabilities), subject to post-closing adjustments (the "AO Acquisition"). The Company has consolidated the results of operations of AO from the date of acquisition to June 30, 1996. The acquisition has been accounted for using the purchase method of accounting. The purchase consideration paid for the assets and liabilities of AO has been allocated based on preliminary estimates of their fair values. The actual allocation of such consideration may differ from that reflected after valuations and other procedures have been completed. As a result of the acquisition the Company has incurred two non-recurring charges in the quarter ended June 30, 1996: (i) a $0.7 million charge to cost of sales for the amortization associated with an inventory write-up to fair value; and (ii) a $9.5 million charge for the write-off of in-process research and development. The total estimated write-up of inventory to fair value is $7.2 million, that is being amortized to cost of sales based on average inventory turns. The Company anticipates the remainder of this write-up to be amortized to cost of sales in the second quarter of fiscal 1997. If these non-recurring charges and the provision for taxes related thereto were excluded from the results of operations, the net income for the quarter ended June 30, 1996 would have been $8.9 million, an increase of $2.5 million, or 39% over the net income for the quarter ended June 30, 1995 of $6.4 million.

Net Sales

   Net sales totaled $109.5 million in the three months ended June 30, 1996, reflecting an increase of 14.2% over net sales of $95.9 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 14.6%. The growth in net sales is principally attributable to the growth in unit sales of higher priced products, offset in part by price erosion in net sales of lower priced products. Higher priced products accounted for approximately 59% of net sales in the three months ended June 30, 1996 compared to approximately 57% for the three months ended June 30, 1995. The higher priced product growth was led by the growth in Spectralite and plastic photochromic products. In addition, the inclusion of the AO business for the last 10 days of June helped increase the sales growth. Net sales increases by region, excluding the AO business, were achieved as follows: North America 6.3%, Europe 4.6% and Rest of World 31.7%.

Gross Profit and Gross Margin

    Gross profit totaled $51.5 million for the three months ended June 30, 1996, reflecting an increase of 12.6% over gross profit of $45.7 million for the same period in the prior year. Gross profit as a percentage of net sales declined from 47.7% for the three months ended June 30, 1995 to 47.0% for the three months ended June 30, 1996. Excluding the AO business, and the amortization of the non-recurring inventory write-up to fair value associated with the acquisition, the gross margin would have been 47.9%. The margin growth was principally due to sales mix and manufacturing improvements.

Operating Expenses

    Operating expenses in the three months ended June 30, 1996 totaled $45.4 million, an increase of $13.3 million, over operating expenses of $32.1 million for the same period in the prior year. Included in operating expenses is a non-recurring charge of $9.5 million for the write-off of in-process research and development arising from the AO Acquisition. If this charge were excluded from operating expenses the growth over the quarter ended June 30, 1995 would be $3.8 million, or 12.0%. Operating expenses for the three months ended June 30, 1996, excluding the non-recurring charge, as a percentage of net sales was 32.8%, compared to 33.4% for the same period of the prior year. Research and development expenses for the three months ended June 30, 1996 increased $0.8 million to $4.2 million, compared to $3.4 million for the three months ended June 30, 1995, which represent 3.8% and 3.5% of net sales, respectively. Selling and marketing expenses for the three months ended June 30, 1996 increased $2.7 million to $19.3 million, compared to $16.6 million for the three months ended June 30, 1995 which represent 17.6% and 17.3%, of net sales for the three months ended June 30, 1996 and the three months ended June 30, 1995, respectively. As a percentage of net sales, general and administrative expenses declined to 11.3% for the three months ended June 30, 1996 compared to 12.6% for the three months ended June 30, 1995.

Operating Income

    Operating income for the three months ended June 30, 1996 was $6.1 million. Exclusive of the non-recurring inventory amortization, and the write-off of in-process research and development, operating income for the three months ended June 30, 1996 totaled $16.3 million, an increase of $2.6 million, or 19.3%, over the three months ended June 30, 1995 operating income of $13.7 million.

Net Interest Expense

    Net  interest  expense totaled $3.3 million for the  three  months ended  June  30,  1996 compared to $3.1 million for the  three  months ended June 30, 1995, an increase of $0.2 million. The increase of $0.2 million is wholly attributable to increased borrowings, for the last 10 days of June 1996, to fund the AO Acquisition. Simultaneous with the AO Acquisition, the Company entered into a new bank credit facility with The Bank of America National Trust and Savings
Association, for itself and as agent for a syndicate of other financial institutions (see "_Liquidity and Capital Resources"). In July 1996, the Company issued 2.32 million shares in a public offering for which it received net proceeds of approximately $62.7 million. The Company estimates that interest expense will increase by approximately $3.7 million annually as a result of the AO Acquisition offset by, the lower interest rate under the New Credit Agreement and the reduction of debt from the proceeds of the equity public offering.

Provision for Income Taxes

    The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 1997 year of 31%. For the three months ended June 30, 1995 and the full fiscal 1996 year, the company recorded an effective income tax rate of 28%. The Company provided valuation allowances against fiscal 1994 net operating loss carryforwards in the United States and against fiscal 1995 and 1994 net operating losses in Australia, primarily as a result of the acquisition of the Sola Group from Pilkington in fiscal 1994. The utilization of certain of these losses resulted in a reduced effective tax rate for fiscal 1996. The Company expects the remaining Australian net operating loss carryforwards to offset taxable income in fiscal 1996, assuming that taxable profits are realized in Australia. The Company has deferred tax assets on its balance sheet as of June 30, 1996 amounting to approximately $17.6 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Extraordinary Item

   During the three months ended June 30, 1995 the Company repurchased approximately $19.9 million principal amount at maturity of its 9 5/8%

Senior Subordinated Notes due 2003. As a result of the repurchases the Company recorded an extraordinary charge of $0.9 million for the three months ended June 30, 1995 resulting from the write-off of unamortized debt issuance costs and premium over accreted value. The repurchase was partly funded by borrowings under the Company's old credit agreement and partly from excess cash reserves arising from the Company's initial public offering in March 1995.

Net Income

    Net income for the three months ended June 30, 1996 totaled $2.2 million compared to $6.4 million for the three months ended June 30, 1995. If the non-recurring inventory and in-process research and development charges, and the provision for taxes related thereto, were excluded from the results of operations, the net income for the quarter ended June 30, 1996 would have been $8.9 million, an increase of $2.5 million, or 39% over the net income for the quarter ended June 30, 1995 of $6.4 million.

Liquidity and Capital Resources

    Net cash used in operating activities for the three months ended June 30, 1996 amounted to $2.0 million, a reduction of $6.1 million from the funds provided by operating activities of $4.1 million for the three months ended June 30, 1996. The most significant cause of the reduction is the growth in accounts receivable and reduced growth in trade payables, offset in part by an increase in operating income, after adding back non-cash charges for in-process research and development and amortization of inventory write-up, both arising from the AO Acquisition.

    During  the  three months ended June 30, 1996,  inventories  as  a percentage of net sales were 30.4% compared to 26.2% for the three months ended June 30, 1995. Included in inventories at June 30, 1996 is an amount of $6.5 million arising from the write-up of inventories to fair value associated with the AO Acquisition. If this amount is excluded from inventories, inventories as a percentage of net sales reduces to 29.0%. The ratios are not comparable as the net sales for the three months ended June 30, 1996 only include 10 days net sales of AO. Accounts receivable as a percentage of net sales for the three months ended June 30, 1996 was 21.7% compared to 19.5% for the same period a year ago. This ratio is similarly impacted by only 10 days of AO business net sales included in the three months ended June 30, 1996.

   Cash flows from investing activities in the three months ended June 30, 1996 amounted to an outflow of $107.1 million. On June 19, 1996, the Company acquired substantially all of the worldwide ophthalmic business ("AO") of American Optical Corporation ("AOC") pursuant to the terms of the Purchase Agreement (the "Purchase Agreement") dated May 6, 1996 between the Company and AOC. The Company acquired AO for cash consideration of $107.0 million (together with the assumption of certain liabilities), subject to post-closing adjustments (the "AO Acquisition"). The AO Acquisition was funded primarily through borrowings under the Company's New Credit Agreement, which borrowings were subsequently repaid in part with the proceeds of the equity
public  offering during July 1996          (see "_Subsequent Events").
Capital expenditures for the three months ended June 30, 1996 amounted to $2.8 million, compared to $4.0 million in the comparable quarter in the prior year. The shortfall is considered by management to be timing related, and management anticipates capital expenditures of $25.0 million to $30.0 million annually over the next several years, of which approximately $4.0 million annually is viewed as discretionary.

    Net cash used in financing activities in the three months ended June 30, 1996 amounted to $114.3 million. Simultaneous with the closing of the AO Acquisition, the Company entered into a bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions, covering an aggregate amount of $180 million (the "New Credit Agreement"), replacing the Company's existing credit agreement. The New Credit Agreement is divided into three tranches which comprise: a five-year term loan of $30 million, a renewable three-year foreign currency revolving facility of $30 million, and a five-year US dollar revolver of $120 million. The term and revolving loan were made in order to finance a portion of the AO Acquisition and refinance existing facilities generally used for working capital. The foreign currency revolver matures on May 31, 1999 and the term loan and US dollar revolver both mature on May 31, 2001.

    Borrowings under the term loan facilities and the US dollar revolver (other than swing line loans, which may only be Base Rate
Loans) may be made as Base Rate Loans or LIBO Rate Loans. Base Rate Loans bear interest at rates per annum equal to the higher of (a) 0.50% per annum above the latest Federal Funds Rate, or (b) the Bank of America Reference Rate. Base Rate Loans include a margin varying from 0% to 0.125% based on the Company's Funded Debt to EBITDA Ratio. LIBO Rate Loans bear interest at a rate per annum equal to the sum of the LIBO Rate and a margin varying from 0.500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Borrowings under the foreign currency revolver bear interest at rates per annum equal to the referenced currency's local IBOR plus a margin varying from 0.500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Local currency Base Rate Loans are also available at similar spread to US Base Rate Loans described above. The term loan and U.S. dollar revolver currently bear interest at an initial rate of LIBOR plus 0.75% (approximately 6.5% as of June 30, 1996) and the foreign currency revolver bears an initial interest rate of the relevant local economy IBOR plus 0.75%.

   During the three months ended June 30, 1995 the Company repurchased approximately $19.9 million principal amount at maturity of its 9 5/8% Senior Subordinated Notes due 2003. The repurchase was partly funded by borrowings under the Bank Credit Agreement and partly from excess cash reserves arising from the Company's initial public offering in March 1995. The Company may from time to time purchase additional Notes in the market or otherwise subject to market conditions.

   On December 1, 1993, in connection with the acquisition of the Sola business unit from Pilkington, the Company issued $116.6 million principal amount at maturity of 9 5/8% Senior Subordinated Notes due in 2003, from which it received gross proceeds of approximately $100.0 million and net proceeds of approximately $97.0 million, after deducting fees and expenses. Cash interest on the Notes is payable at the rate of 6% per annum of their principal amount at maturity through and including December 15, 1998, and after such date is payable at the rate of 9 5/8% per annum of their principal at maturity. Interest is payable on June 15 and December 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 1998, initially at 104.813% of their principal amount at maturity, plus accrued interest, declining to 100% of their principal amount at maturity, plus accrued interest, on or after December 15, 2000. In addition, at the option of the Company at any time prior to December 15, 1996, up to $40.75 million aggregate principal amount at maturity of the Notes are redeemable from the proceeds of one or more Public Equity Offerings following which there is a Public market, at 109.625% of their Accreted Value, plus accrued interest. The Indenture restricts the Company's ability to, among other things, incur indebtedness, declare or pay dividends or make certain other payments, create liens, utilize proceeds from an asset sale, conduct transactions with affiliates and issue capital stock of its subsidiaries.

   The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of June 30, 1996 the Company's total credit available under such facilities was approximately $32.0 million, of which $25.5 million had been utilized.

    The Company continues to have significant liquidity requirements. In addition to working capital needs and capital expenditures, the
Company  has  substantial cash requirements  for  debt  service.   The
Company expects that the New Credit Agreement and other overseas credit facilities, together with cash on hand and internally generated funds, if available as anticipated, and the net proceeds from the public offering in July 1996 (see "_Subsequent Events") will provide sufficient capital resources to finance the Company's operations, fund anticipated capital expenditures, and meet interest requirements on its debt, including the Notes, for the foreseeable future. As the Company's debt (including debt under the New Credit Agreement and the Notes) matures, the Company may need to refinance such debt. There can be no assurance that such debt can be refinanced on terms acceptable to the Company.

Seasonality

    The Company's business is somewhat seasonal, with third quarter results generally weaker than the other three quarters as a result of lower sales during the holiday season, and fourth quarter results generally the strongest.

Inflation

    Inflation continues to affect the cost of the goods and services used by the Company. The competitive environment in many markets limits the Company's ability to recover higher costs through increased selling prices, and the Company is subject to price erosion in many of its commodity product lines. The Company seeks to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. Approximately 7.0% of the Company's net sales during the three months ended June 30, 1996 were derived from its operations in South America, with the majority of such net sales generated in Brazil, which has experienced periods of hyper-inflation. In June 1994, the Brazilian Government introduced a new currency, the Real, and adopted certain financial plans to reduce inflation in that country. Through June 30, 1996, these plans have been successful, and inflation has reduced to approximately 2-3% per month, compared to a rate of approximately 45% per month in June 1994 (3,500% for the full year). Since introduction of this plan, the Brazilian Real has either strengthened or remained at parity with the US dollar. During the latter part of fiscal 1996 and during the first quarter of fiscal 1997, the Venezuelan Bolivar has significantly deteriorated against the US dollar. The Company is monitoring the continued deterioration of this currency and has provided against current earnings during this quarter for the decline in the Bolivar. If the decline continues the Company expects that it will adopt hyper-inflationary accounting concepts of SFAS 52 for translation of Bolivar denominated results. At present approximately 1% of the Company's net sales originate in Venezuela.

Subsequent Events

Common Stock Offering

    During July 1996 the Company sold 2,320,000 additional shares of common stock at $28.625 per share through a public offering. The net proceeds from the sale of shares of Common Stock by the Company, after deducting expenses of the Offering, including discounts and commissions paid to the Underwriters, were approximately $62.7 million. The Company used such net proceeds to repay indebtedness which it incurred under the New Credit Agreement.

Neolens Acquisition

    In May 1996 the Company announced that it had entered into a definitive merger agreement which provides for the acquisition by the Company of Neolens, Inc. ("Neolens"), a Florida corporation that manufactures polycarbonate eyeglass lenses and has been a supplier to the Company. In July 1996 the Company successfully completed a cash tender offer for all outstanding shares of Neolens Common Stock, Series A Preferred Stock and Series B Preferred Stock, pursuant to which the Company purchased approximately 84% of the outstanding Common Stock and 100% of the outstanding Series A and Series B Preferred Stock. The Company currently expects to consummate the merger in August 1996. The aggregate purchase price will be approximately $16.0 million, including the assumption of Neolens debt. The purchase price is being funded through borrowings under the Company's New Credit Agreement during July and August 1996.

Information Relating to Forward-Looking Statements

    This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding among other items, (i) the Company's interest expense, (ii) the impact of inflation, and (iii) future income tax rates and capital expenditures. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of "Factors Affecting Future Operating Results" included in Exhibit 99.1 of the Company's Form 10-K for the fiscal year ended March 31, 1996, and the factors described in "Business-Environmental Matters", also included in the Company's Form 10-K for the fiscal year ended March 31, 1996.

PART II       OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable

Item 2. Changes in Securities

        Not applicable

Item 3. Defaults upon Senior Securities

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

                                                                    Page Number or
    Exhibit Number                 Description                Incorporation by Reference
                                                                          to

          2              Purchase agreement between Sola      Filed as Exhibit 2 to the
                         International Inc. and American       Form 8-K of the Company,
                         Optical Corporation, dated as of       dated May 6, 1996 and
                                   May 6, 1996                  incorporated herein by
                                                                      reference

          4              Multicurrency Credit Agreement,      Filed as Exhibit 4 to the
                         dated as of June 14, 1996, among     Form 8-K/A (Amendment No.
                         Sola International Inc., and the      2) of the Company, dated
                        Other Borrowers as the Borrowers,          May 6, 1996 and
                        the Subsidiary Guarantors, Bank of      incorporated herein by
                        America National Trust and Savings            reference
                       Association, as Agent and Letter of
                          Credit Issuing Bank, The First
                         National Bank of Boston and The
                        Bank of Nova Scotia, as Co-Agents,
                             and the Other Financial
                           Institutions Party Thereto.

          11            Statement Regarding Computation of
                                Per Share Earnings                        20

        (b)  Reports on Form 8-K

         The  Company filed reports on Form 8-K, Form 8-K/A (Amendment
         No. 1) and Form 8-K/A (Amendment No. 2), in each case dated as of May 6, 1996, to report the purchase agreement between Sola International Inc. and American Optical Corporation.


                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Sola International Inc.
                                                       (Registrant)











Dated:  August 9, 1996                         By:  /s/Ian S. Gillies
                                               ----------------------
                                                       Ian S. Gillies
                                                       Vice President
                                                     - Finance, Chief
                                                   Financial Officer,
                                              Secretary and Treasurer

                             Exhibit Index


  Exhibit No.          Description                     Page

       11            Statement Regarding
                     Computation of Per Share
                     Earnings                            20

                                                            Exhibit 11
                        SOLA INTERNATIONAL INC.

                   Computation of Earnings Per Share
                 (in thousands, except per share data)
                              (unaudited)


                                                     Three Months Ended
                                                    June 30,    June 30,
                                                       1996        1995
Income before extraordinary item                     $2,162      $7,355
Extraordinary item, loss due to repurchase of
senior subordinated notes, net of tax                     -       (912)
                                                    -------     -------
Net income                                           $2,162      $6,443
                                                    -------     -------
Weighted average number of common and common
   equivalent shares outstanding                     21,802      21,780
Add assumed dilution arising from exercise of
  common equivalent shares (stock options)            1,357       1,086
                                                    -------     -------
Weighted average number of common and common
  equivalent shares used in earnings (loss) per
share calculation                                    23,159      22,866
                                                    -------     -------
Earnings (loss) per share:
  Income before extraordinary item                    $0.09       $0.32
  Extraordinary item                                      _      (0.04)
                                                    -------     -------
  Net income (loss)                                   $0.09       $0.28
                                                    -------     -------