Form 10-Q/A
period 1996-06-30
SOLA INTERNATIONAL INC
filed 1996-10-04
CIK 912088

2

                             UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC  20549

                              FORM 10-Q/A

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

     Form 10-Q dated August 9, 1996 updated by this filing to append
the financial data schedule at       Exhibit 27.

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
                           Institutions Party Thereto.

          11            Statement Regarding Computation of
                                Per Share Earnings                        20

          27                 Financial Data Schedule                      21

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


                                                Sola International Inc.
                                                    (Registrant)











Dated:  October 4 , 1996                         By: /s/ Ian S. Gillies
                                                    -------------------
                                                         Ian S. Gillies
                                                         Vice President
                                                       - Finance, Chief
                                                     Financial Officer,
                                                Secretary and Treasurer

                             Exhibit Index


Exhibit No.           Description                      Page

       11            Statement Regarding
                     Computation of Per Share
                     Earnings                            20

       27            Financial Data Schedule             21