Form 10-Q
period 1996-09-30
SOLA INTERNATIONAL INC
filed 1996-11-12
CIK 912088

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC  20549

                               FORM 10-Q


        (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996
                                  or
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

     As of October 30, 1996, 24,129,528 shares of the registrant's
common stock, par value $0.01 per share,     which is the only class
of common stock of the registrant, were outstanding.

                        SOLA INTERNATIONAL INC.


                           Table of Contents
                  Form 10-Q for the Quarterly Period
                       Ended September 30, 1996


PART I     FINANCIAL INFORMATION                                                  PAGE
_______    __________________________                                             _____

Item 1.    Financial Statements

            Consolidated Condensed Balance Sheet as of September 30, 1996           3

            Consolidated Condensed Balance Sheet as of March 31, 1996
            (derived from audited financial statements)                             3

            Consolidated Condensed Statements of Income for the three and six
           month  periods ended September 30, 1996 and September 30, 1995           4

            Consolidated Condensed Statements of Cash Flows for the six month
           periods ended September 30, 1996 and September 30, 1995                  5

            Notes to Consolidated Condensed Financial Statements                    6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                   11

PART II    OTHER INFORMATION
_______    ______________________

Item 1.    Legal Proceedings                                                       18

Item 2.    Changes in Securities                                                   18

Item 3.    Defaults upon Senior Securities                                         18

Item 4.    Submission of Matters to a Vote of Security Holders                     18

Item 5.    Other Information                                                       19

Item 6.    Exhibits and Reports on Form 8-K                                        19


PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements

                        SOLA INTERNATIONAL INC.

                 Consolidated Condensed Balance Sheets
                 (in thousands, except per share data)

                                                                       March 31, 1996
                                                                       (derived from
                                                   September 30,     audited financial
ASSETS                                                  1996            statements)
                                                    (unaudited)

                                                 _______________     _______________

Current Assets:
  Cash and cash equivalents                          $  29,662           $  22,394
  Trade accounts receivable, net                       102,866              74,845
  Inventories                                          130,286             100,707
  Deferred income taxes                                  7,491               7,491
  Prepaids and other current assets                      4,674               1,861
                                                        ______              ______
     Total current assets                              274,979             207,298

Property, plant and equipment, net                      98,330              79,582
Deferred income taxes                                   10,125               6,800
Debt issuance costs                                      2,933               1,907
Goodwill and other intangibles, net                    200,705             120,352
Other assets                                             1,207                 910
                                                       _______             _______
     Total assets                                     $588,279            $416,849
                                                       _______             _______

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks and current portion of
     long-term and bank debt                         $  27,742           $  17,403
  Accounts payable, accrued liabilities and            100,202              82,142
payroll
  Accrued reorganization and acquisition                12,612               9,746
expenses
  Income taxes payable                               _                       1,090
  Deferred income taxes                                    260                 461
                                                        ______              ______

     Total current liabilities                         140,816             110,842

Long-term debt, less current portion                     4,513               3,360
Bank debt, less current portion                         71,250               6,000
Senior subordinated notes                               89,881              88,530
Deferred income taxes                                    6,105               4,990
Other liabilities                                       11,052              10,886
                                                        ______              ______

     Total liabilities                                 323,617             224,608
                                                        ______              ______

Contingencies

Shareholders' Equity:
  Preferred stock, $0.01 par value; 5,000
shares authorized;                                           _                   _
     no shares issued
  Common stock, $0.01 par value; 50,000 shares
authorized;
24,129 shares (21,797 shares as of March 31,               241                 218
1996)
     issued and outstanding
  Additional paid-in capital                           269,548             206,412
  Equity participation loans                             (300)               (421)
  Accumulated deficit                                  (8,862)            (17,993)
  Cumulative foreign currency adjustment                 4,035               4,025
                                                       _______             _______
     Total shareholders' equity                        264,662             192,241
                                                       _______             _______

     Total liabilities and shareholders' equity       $588,279            $416,849
                                                       _______             _______

    The accompanying notes are an integral part of these condensed financial statements


                    SOLA INTERNATIONAL INC.

         Unaudited Consolidated Condensed Statements of Income
                 (in thousands, except per share data)


                                          Three Months Ended           Six Months Ended
                                        September    September     September     September
                                        30, 1996      30, 1995      30, 1996      30, 1995
                                          ____          ____          ____          ____

Net sales                              $128,194     $95,866       $237,730      $191,788
Cost of sales                          75,085       50,462        133,134       100,644
                                       _____        _____         ______        ______
  Gross profit                         53,109       45,404        104,596          91,144
                                       _____        _____         ______        ______
Research and development expenses      4,336        2,917         8,543         6,306
Selling and marketing expenses         23,135       16,198        42,410        32,797
General and administrative expenses    11,663       10,724        24,086        22,808
In process research and development                               9,500
expense                                    _            _                           _
                                       _____        _____         _____         _____
  Operating expenses                   39,134       29,839        84,539        61,911
                                       _____        _____         _____         _____
  Operating income                     13,975       15,565        20,057        29,233
Interest expense, net                  (4,292)      (2,993)       (7,542)       (6,070)
                                       _____         _____         _____         _____

  Income before provision for income
taxes, minority interest and
extraordinary item                      9,683        12,572        12,515       23,163
Provision for income taxes             (2,633)      (3,521)       (3,211)       (6,486)
Minority interest                        (81)         (51)          (173)         (322)
                                       _____        _____           _____         _____
  Income before extraordinary item     6,969        9,000           9,131        16,355
Extraordinary item, loss due to
repurchase of                             _            _             _             (912)
  senior subordinated notes, net of
tax
                                       _____        _____         _____         ______
  Net income                           $6,969       $9,000        $9,131        $15,443
                                       _____        _____         _____         ______

Earnings (loss) per share:
Income before extraordinary item       $0.27        $0.39         $0.37         $0.71
Extraordinary item                        _            _             _          (0.04)

                                       _____        _____         _____         _____
Net income                             $0.27        $0.39         $0.37         $0.67
                                       _____        _____         _____         _____
Weighted average number of shares      25,460       22,911        24,351        22,887
outstanding                            _____        _____         _____         _____




    The accompanying notes are an integral part of these condensed financial statements


                        SOLA INTERNATIONAL INC.

       Unaudited Consolidated Condensed Statements of Cash Flows
                            (in thousands)



                                                           Six Months Ended
                                                  September 30,      September 30, 1995
                                                       1996
                                                 ________________    _________________


Net cash provided by operating activities              $4,806             $10,487
                                                        _____              ______

Cash flows from investing activities:
     Acquisition of worldwide ophthalmic
business of American Optical Corporation,
less cash and cash equivalents of $3,365             (105,090)                 -
     Acquisition of Neolens Incorporated, less
cash and cash equivalents of $12                      (16,848)                 -
     Payments received from Pilkington and
affiliates                                                 -                1,138
  Capital expenditures                               (11,358)             (7,771)
  Proceeds from sale of fixed assets                      40                   79

                                                      _______               _____

Net cash used in investing activities               (133,256)             (6,554)
                                                      _______               _____

Cash flows from financing activities:
  Sale of common stock                                 63,136                   -
  Payments on equity participation
loans/exercise of stock                                   121                 449
      options
  Net receipts under notes payable to banks,
and long term debt                                      1,738               1,079
  Borrowings on long term debt                          3,968                  87
  Payments on long term debt                          (1,798)                   -
  Proceeds from bank debt                              69,000              14,500
  Repurchase of senior subordinated notes                   -            (17,766)
                                                       ______              ______

Net cash provided by (used in) financing              136,165             (1,651)
activities
                                                       ______              ______

Effect of exchange rate changes on cash and
cash equivalents                                        (447)               (181)
                                                       ______              ______

Net increase in cash and cash equivalents               7,268               2,101

Cash and cash equivalents at beginning of              22,394              16,148
period
                                                       ______              ______

Cash and cash equivalents at end of period            $29,662             $18,249
                                                       ______              ______







    The accompanying notes are an integral part of these condensed financial statements

                        SOLA INTERNATIONAL INC.

         Notes to Consolidated Condensed Financial Statements
                              (unaudited)

1. Basis of  Presentation

    On June 19, 1996, the Company acquired substantially all of the worldwide ophthalmic business ("AO") of American Optical Corporation ("AOC") pursuant to the terms of the Purchase Agreement (the "Purchase Agreement") dated as of May 6, 1996 between the Company and AOC. The Company acquired AO for cash consideration of $103.6 million (together with the assumption of certain liabilities) (the "AO Acquisition"). The AO Acquisition was funded primarily through borrowings under the Company's New Credit Agreement (see Note 4), which borrowings were subsequently repaid in part with the proceeds of the Stock Offering during July 1996 (see Note 5).

    On July 2, 1996 the Company acquired control of Neolens, Inc. ("Neolens"), a Florida corporation that manufactures polycarbonate eyeglass lenses and that has been a supplier to the Company. The Company acquired Neolens for cash consideration of approximately $15.5 million, including the assumption of Neolens debt (the "Neolens Acquisition"). The Neolens Acquisition was funded through borrowings under the Company's New Credit Agreement (See Note 4).

   The accompanying consolidated condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company's financial statements presented herein include the results of operations and cash flows of the AO business for the three months and ten days ended September 30, 1996 and the results of operations and cash flows of the Neolens business for the three months ended September 30, 1996 subsequent to their respective acquisitions. The consolidated condensed balance sheet as of March 31, 1996 was derived from audited financial statements. The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

    The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

    The AO and Neolens Acquisitions have been accounted for under the purchase method of accounting as of their respective closing dates. Accordingly, the Company's consolidated financial statements reflect the allocation of the purchase price to the assets and liabilities of the respective AO and Neolens business units based upon their respective estimated fair values. The current allocation of the AO and Neolens purchase prices are preliminary, pending completion of valuation studies and other determinations of fair values presently in process, and, therefore, the allocation to inventories, property, plant and equipment, in-process research and development and
reorganization   provisions  may  change  once  such  valuations   are
finalized.
    The preliminary allocation of the AO and Neolens purchase price, subject to finalization of valuation studies and other fair value determinations have been calculated as follows:

                                                      AO
Purchase price                                   $103,659
Estimated acquisition expenses                      4,796
                                                  _______
Total estimated acquisition cost                 $108,455
                                                  _______

Estimated historical net assets at acquisition
date                                              $29,865
Estimated write-up of inventories                   7,215
Estimated write-up of property, plant and
equipment                                             506
Estimated goodwill and other intangible assets     62,753
Non-compete agreement                               1,500
Estimated in-process research and development       9,500
Estimated relocation and exit costs                 (593)
Net deferred tax effects of certain of the
above purchase accounting adjustments             (2,291)
                                                 ________
                                                 $108,455
                                                 ________


                                                  Neolens
Purchase price, including debt repayments         $15,484
Estimated acquisition expenses                      1,376
                                                  _______
Total estimated acquisition cost                  $16,860
                                                  _______

Estimated historical net assets at acquisition
date                                             $(1,422)
Estimated write-up of property, plant and
equipment                                             696
Estimated goodwill and other intangible assets     17,585
Patent valuation                                      700
Estimated relocation and exit costs                 (699)
                                                   ______
                                                  $16,860
                                                   ______


2. Inventories
                                        September 30,       March 31, 1996
                                             1996           (in thousands)
                                        (in thousands)
                                          ___________          ___________
   Raw Materials                            $16,448          $  10,595
   Work In Progress                           5,623              4,782
   Finished Goods                            75,366             59,595
   Molds                                     32,849             25,735
                                            _______            _______
                                           $130,286           $100,707
                                            _______            _______
                                            _______            _______

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

    As of September 30, 1996 and March 31, 1996, the Company has provided for environmental remediation costs in the amount of $2.4 million, and $2.5 million, respectively, which is included in the balance sheet under other long-term liabilities.

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

    Borrowings under the term loan facilities and the US dollar revolver (other than swing line loans, which may only be Base Rate
Loans) may be made as Base Rate Loans or LIBO Rate Loans. Base Rate Loans bear interest at rates per annum equal to the higher of (a) 0.50% per annum above the latest Federal Funds Rate, or (b) the Bank of America Reference Rate. Base Rate Loans include a margin varying from 0% to .125% based on the Company's Funded Debt to EBITDA Ratio. LIBO Rate Loans bear interest at a rate per annum equal to the sum of the LIBO Rate and a margin varying from .500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Fixed rate borrowings under the foreign currency revolver bear interest at rates per annum equal to the referenced currency's local IBOR plus a margin varying from
 .500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Borrowings under the foreign currency revolver are also available at local Currency Base Rates at spreads similar to those for U.S. Base
Rate  Loans.   The term loan and U.S. dollar revolver  currently  bear
interest at a rate of LIBOR plus 0.75% (approximately 6.5% as of September 30, 1996) and the foreign currency revolver bears an interest rate of the relevant local economy IBOR plus 0.75%.

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

5. Common  Stock

    During July 1996 the Company sold 2,320,000 additional shares of common stock at $28.625 per share through a public offering (the "Offering"). The net proceeds from the Offering, after deducting expenses of the Offering, including discounts and commissions paid to the underwriters, were approximately $63.1 million. The Company used such net proceeds to repay indebtedness which it incurred under the New Credit Agreement ( See Note 4).

6. Pro forma Data

    The following pro forma data was prepared to illustrate the estimated effect of the AO Acquisition and the financing related thereto, as if the Acquisition had occurred as of the beginning of each period presented:

                                                  Six Months Ended September 30
                                                       1996             1995
                                                       ____            ____

Net Sales                                           $256,754         $236,058
                                                     _______          _______

Income before extraordinary item                     $20,246          $18,947
                                                      ______           ______

Net income                                           $20,246          $18,035
                                                      ______           ______
Earnings per share:
   Income before extraordinary item                    $0.79            $0.75
                                                        ____             ____
   Net income                                          $0.79            $0.71
                                                        ____             ____



    These pro forma results of operations have been prepared for comparison purposes only, and do not purport to be indicative of what the results would have been had the AO Acquisition occurred at the beginning of the period or the results which may occur in the future. As a result of the AO Acquisition the Company has incurred two non-recurring charges during the six months ended September 30, 1996: (i) a $7.2 million charge to cost of sales for the amortization associated with an inventory write-up to fair value ($6.5 million incurred in the second quarter September 30, 1996); and (ii) a $9.5 million charge for the write-off of in-process research and development all of which was recorded in the quarter ended June 30, 1996. These charges, and the related provision for tax thereon, have been excluded from the pro forma results as they are non-recurring. The pro forma data above does not include pro forma adjustments for the Neolens Acquisition as this acquisition is immaterial to the results of operations of the Company.

7. Extraordinary Item

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

    On June 19, 1996 the Company acquired substantially all of the worldwide ophthalmic business of American Optical Corporation pursuant to the terms of the Purchase Agreement dated as of May 6, 1996 between the Company and AOC. The Company acquired AO for cash consideration of $103.6 million (together with the assumption of certain liabilities). The Company has consolidated the results of operations of AO from the date of acquisition to September 30, 1996. The acquisition has been accounted for using the purchase method of accounting. The purchase consideration paid for the assets and liabilities of AO has been allocated based on preliminary estimates of their fair values. The actual allocation of such consideration may differ from that reflected after valuations and other procedures have been completed. As a result of the acquisition the Company has incurred two non-recurring charges in the six months ended September 30, 1996: (i) a $7.2 million ($6.5 million in the three months ended September 30, 1996) charge to cost of sales, based on average inventory turns, for the amortization associated with an inventory write-up to fair value; and (ii) a $9.5 million charge for the write-off of in-process research and development (all of which was recorded in the three months ended June 30, 1996).

     During the three and six months ended September 30, 1996 approximately 16% and 10.0%, respectively, of the Company's net sales are attributable to AO. The acquisition of AO has had a significant impact on the three and six month performance comparisons between fiscal 1996 and fiscal 1997.

Results of Operations

Three months ended September 30, 1996 compared to three months ended September 30, 1995

   The results of operations of the Company for the three months ended September 30, 1996 reflect net income of $7.0 million as compared to net income of $9.0 million for the same period in the prior year. If the non-recurring charge associated with the amortization of the inventory write-up to fair value, and the provision for taxes related thereto, were excluded from the results of operations, the net income for the three months ended September 30, 1996 would have been $11.1 million, an increase of $2.1 million, or 23.1% over the net income for the three months ended September 30, 1995.

Net Sales

    Net sales totaled $128.2 million in the three months ended September 30, 1996, reflecting an increase of 33.7% over net sales of $95.9 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 33.8%. The growth in net sales is principally attributable to the AO Acquisition and growth in unit sales of higher priced products, offset in part by price erosion in net sales of lower priced products. Higher priced products, excluding AO, accounted for approximately 60% of net sales in the three months ended September 30, 1996 compared to approximately 57% for the three months ended September 30, 1995. The higher priced product growth was led by the growth in Spectralite and plastic photochromic products. Net sales increases by region, excluding the AO business, were achieved as follows: North America 10.1%, Europe 10.9% and Rest of World 16.9% (using constant exchange rates the growth percentages are not materially different).

Gross Profit and Gross Margin

    Gross profit totaled $53.1 million for the three months ended September 30, 1996, reflecting an increase of 17.0% over gross profit of $45.4 million for the same period in the prior year. Gross profit as a percentage of net sales declined from 47.4% for the three months ended September 30, 1995 to 41.5% for the three months ended September 30, 1996. Excluding the AO business, and the amortization of the non-recurring inventory write-up to fair value associated with the acquisition, the gross margin would have been 47.6%. The margin growth was principally due to sales mix and manufacturing improvements.

Operating Expenses

    Operating expenses in the three months ended September 30, 1996 totaled $39.1 million, an increase of $9.3 million, over operating expenses of $29.8 million for the same period in the prior year. Operating expenses for the three months ended September 30, 1996 as a percentage of net sales was 30.5%, compared to 31.1% for the same period of the prior year. Research and development expenses for the three months ended September 30, 1996 increased $1.4 million to $4.3 million, compared to $2.9 million for the three months ended September 30, 1995, which represent 3.4% and 3.0% of net sales, respectively. The growth in research and development expenses is partially attributable to the transfer of a new product out of research and development and into production in the three months ended September 30, 1995, which resulted in a lower than normal research and development expense in that period. Selling and marketing expenses for the three months ended September 30, 1996 increased $6.9 million to $23.1 million, compared to $16.2 million for the three months ended September 30, 1995 which represent 18.0% and 16.9%, of net sales for the three months ended September 30, 1996 and the three months ended September 30, 1995, respectively. As a percentage of net sales, general and administrative expenses declined to 9.1% for the three months ended September 30, 1996 compared to 11.2% for the three months ended September 30, 1995.

Operating Income

    Operating income for the three months ended September 30, 1996 was $14.0 million. Exclusive of the non-recurring amortization of the inventory write-up discussed above, operating income for the three months ended September 30, 1996 totaled $20.5 million, an increase of $4.9 million, or 31.5%, over the three months ended September 30, 1995 operating income of $15.6 million.

Net Interest Expense

    Net interest expense totaled $4.3 million for the three months ended September 30, 1996 compared to $3.0 million for the three months ended September 30, 1995, an increase of $1.3 million. The increase of $1.3 million is primarily attributable to increased borrowings to fund the AO and Neolens acquisitions. Simultaneous with the AO Acquisition, the Company entered into a new bank credit facility with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions (see "_Liquidity and Capital Resources"). In July 1996, the Company issued
2.32 million shares in a public offering for which it received net proceeds of approximately $63.1 million. The Company estimates that the annual net interest expense will increase by approximately $4.1 million. This increase is a result of the AO and Neolens acquisitions offset by the lower interest rate under the New Credit Agreement and the reduction of debt from the proceeds of the equity public offering.

Provision for Income Taxes

    The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal year 1997 of 31%. For the three months ended September 30, 1995 and the full fiscal year 1996, the Company recorded an effective income tax rate of 28%. The Company provided valuation allowances against fiscal 1994 net operating loss carryforwards in the United States and against fiscal 1995 and 1994 net operating losses in Australia, primarily as a result of the acquisition of the Sola Group from Pilkington in fiscal 1994. The utilization of certain of these losses resulted in a reduced effective tax rate for fiscal 1996. The Company expects the remaining Australian net operating loss carryforwards to offset taxable income in fiscal 1997, assuming that taxable profits are realized in Australia. The Company has deferred tax assets on its balance sheet as of September 30, 1996 amounting to approximately $17.6 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Net Income

    Net income for the three months ended September 30, 1996 totaled $7.0 million compared to $9.0 million for the three months ended September 30, 1995. If the non-recurring inventory charge, and the provision for taxes related thereto, were excluded from the results of operations, the net income for the three months ended September 30, 1996 would have been $11.1 million, an increase of $2.1 million, or 23.1% over the net income for the three months ended September 30, 1995.

Six months ended September 30, 1996 compared to six months ended September 30, 1995

    The results of operations of the Company for the six months ended September 30, 1996 reflect net income of $9.1 million as compared to net income of $15.4 million for the same period in the prior year. If the non-recurring charges associated with the amortization of the inventory write-up to fair value and the write off of in-process research and development, and the provision for taxes related thereto, were excluded from the results of operations, the net income for the three months ended September 30, 1996 would have been $20.0 million, an increase of $4.6 million, or 29.5% over the net income for the six months ended September 30, 1995.

Net Sales

    Net sales totaled $237.7 million in the six months ended September 30, 1996, reflecting an increase of 24.0% over net sales of $191.8 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 24.2%. The growth in net sales is principally attributable to the AO Acquisition and growth in unit sales of higher priced products, offset in part by price erosion in net sales of lower priced products. Higher priced products, excluding AO, accounted for approximately 60% of net sales in the six months ended September 30, 1996 compared to approximately 57% for the six months ended September 30, 1995. The higher priced product growth was led by the growth in Spectralite and plastic photochromic products. Net sales increases by region, excluding the AO business, were achieved as follows: North America 8.2%, Europe 8.3% and Rest of World 24.1% (using constant exchange rates the growth percentages are not materially different).

Gross Profit and Gross Margin

    Gross profit totaled $104.6 million for the six months ended September 30, 1996, reflecting an increase of 14.8% over gross profit of $91.1 million for the same period in the prior year. Gross profit as a percentage of net sales declined from 47.5% for the six months ended September 30, 1995 to 44.0% for the six months ended September 30, 1996. Excluding the AO business, and the amortization of the non-recurring inventory write-up to fair value associated with the acquisition, the gross margin would have been 47.7%. The margin growth was principally due to sales mix and manufacturing improvements.

Operating Expenses

    Operating expenses in the six months ended September 30, 1996 totaled $84.5 million, an increase of $22.6 million, over operating expenses of $61.9 million for the same period in the prior year.
Included  in  operating  expenses is a non-recurring  charge  of  $9.5 million for the write-off of in-process research and development arising from the AO acquisition. If this charge were excluded from operating expenses the growth over the six months ended September 30, 1995 would be $13.1 million or 21.2%. Operating expenses for the six months ended September 30, 1996, excluding the non-recurring charge, as a percentage of net sales was 31.6%, compared to 32.2% for the same period of the prior year. Research and development expenses for the six months ended September 30, 1996 increased $2.2 million to $8.5 million, compared to $6.3 million for the six months ended September 30, 1995, which represent 3.6%
and 3.3% of net sales, respectively. The growth in research and development expenses is partially attributable to the transfer of a new product out of research and development and into production in the six months ended September 30, 1995, which resulted in a lower than normal research and development expense in that period. Selling and marketing expenses for the six months ended September 30, 1996 increased $9.6 million to $42.4 million, compared to $32.8 million for the six months ended September 30, 1995 which represent 17.8% and 17.1%, of net sales for the six months ended September 30, 1996 and the
six months ended September 30, 1995,  respectively.   As  a  percentage
of net sales, general and administrative expenses declined to 10.1% for the six months ended September 30, 1996 compared to 11.9% for the six months ended September 30, 1995.

Operating Income

    Operating income for the six months ended September 30, 1996 was $20.1 million. Exclusive of the non-recurring amortization of the inventory write-up and the write-off of in-process research and development discussed above, operating income for the six months ended September 30, 1996 totaled $36.7 million, an increase of $7.5 million, or 25.8%, over the six months ended September 30, 1995 operating income of $29.2 million.

Net Interest Expense

    Net interest expense totaled $7.5 million for the six months ended September 30, 1996 compared to $6.1 million for the six months ended September 30, 1995, an increase of $1.4 million. The increase of $1.4 million is primarily attributable to increased borrowings to fund the AO and Neolens acquisitions. Simultaneous with the AO Acquisition, the Company entered into a new bank credit facility with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions (see "_Liquidity and Capital Resources"). In July 1996, the Company issued 2.32 million shares in a public offering for which it received net proceeds of approximately $63.1 million. The Company estimates that the annual net interest expense will increase by approximately $4.1 million. This increase is a result of the AO and Neolens acquisitions offset by the lower interest rate under the New Credit Agreement and the reduction of debt from the proceeds of the equity public offering.

Provision for Income Taxes

    The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal year 1997 of 31%. For the six months ended September 30, 1995 and the full fiscal year 1996, the company recorded an effective income tax rate of 28%. The Company provided valuation allowances against fiscal 1994 net operating loss carryforwards in the United States and against fiscal 1995 and 1994 net operating losses in Australia, primarily as a result of the acquisition of the Sola Group from Pilkington in fiscal 1994. The utilization of certain of these losses resulted in a reduced effective tax rate for fiscal 1996. The Company expects the remaining Australian net operating loss carryforwards to offset taxable income in fiscal 1997, assuming that taxable profits are realized in Australia. The Company has deferred tax assets on its balance sheet as of September 30, 1996 amounting to approximately $17.6 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Extraordinary Item

    During the six months ended September 30, 1995 the Company repurchased approximately $19.9 million principal amount at maturity of its 9 5/8% Senior Subordinated Notes due 2003. As a result of the repurchases the Company recorded an extraordinary charge of $0.9 million for the six months ended September 30, 1995 resulting from the write-off of unamortized debt issuance costs and premium over accreted value. The repurchase was partly funded by borrowings under the Company's old credit agreement and partly from excess cash reserves arising from the Company's initial public offering in March 1995.

Net Income

   Net income for the six months ended September 30, 1996 totaled $9.1 million compared to $15.4 million for the six months ended September 30, 1995. If the non-recurring inventory and in-process research and development charges, and the provision for taxes related thereto, were excluded from the results of operations, the net income for the six months ended September 30, 1996 would have been $20.0 million, an increase of $4.6 million, or 29.5% over the net income for the six months ended September 30, 1995.

Liquidity and Capital Resources

    Net cash provided by operating activities for the six months ended September 30, 1996 amounted to $4.8 million, a reduction of $5.7 million from the funds provided by operating activities of $10.5 million for the six months ended September 30, 1995. The most significant cause of the reduction is the growth in accounts receivable offset in part by an increase in operating income, after adding back non-recurring non-cash charges for in-process research and development and amortization of inventory write-up, both arising from the AO Acquisition.

   During the six months ended September 30, 1996, using a three month net sales annualized convention, inventories as a percentage of net sales were 25.4% compared to 26.3% for the six months ended September 30, 1995. Accounts receivable as a percentage of net sales for the six months ended September 30, 1996 was 20.0% compared to 19.5% for the same period a year ago.

    Cash flows from investing activities in the six months ended September 30, 1996 amounted to an outflow of $133.3 million. On June 19, 1996, the Company acquired substantially all of the worldwide ophthalmic business of American Optical Corporation pursuant to the terms of the Purchase Agreement dated May 6, 1996 between the Company and AOC. The Company acquired AO for cash consideration of $103.6 million (together with the assumption of certain liabilities). The AO Acquisition was funded primarily through borrowings under the Company's New Credit Agreement, which borrowings were subsequently repaid in part with the proceeds of the equity public offering during July 1996. On July 2, 1996 the Company acquired control of Neolens,
Inc. a Florida corporation that manufactures polycarbonate eyeglass lenses and that has been a supplier to the Company. The Company acquired Neolens for cash consideration of approximately $15.5 million, including the assumption of Neolens debt. The Neolens Acquisition was funded through borrowings under the Company's New Credit Agreement. Capital expenditures for the six months ended September 30, 1996 amounted to $11.4 million, compared to $7.8 million in the comparable period in the prior year. Management anticipates capital expenditures of $30.0 million to $35.0 million annually over the next several years, of which approximately $5.0 million annually is viewed as discretionary.

    Net cash provided by financing activities in the six months ended September 30, 1996 amounted to $136.2 million. During July 1996 the Company sold 2,320,000 additional shares of common stock at $28.625 per share through a public offering. The net proceeds from the
Offering,   after  deducting  expenses  of  the  Offering,   including
discounts and commissions paid to the underwriters, were approximately
$63.1   million.   The  Company  used  such  net  proceeds  to   repay
indebtedness  which  it  incurred  under  the  New  Credit  Agreement.
Simultaneous with the closing of the AO Acquisition, the Company entered into a bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions, covering an aggregate amount of $180
million, replacing the Company's existing credit agreement.   The  New
Credit Agreement is divided into three tranches which comprise: a five-year term loan of $30 million, a renewable three-year foreign currency revolving facility of $30 million, and a five-year US dollar revolver of $120 million. The term and revolving loan were made in order to finance a portion of the AO Acquisition and refinance existing facilities generally used for working capital. The foreign currency revolver matures on May 31, 1999 and the term loan and US dollar revolver both mature on May 31, 2001.

    Borrowings under the term loan facilities and the US dollar revolver (other than swing line loans, which may only be Base Rate
Loans) may be made as Base Rate Loans or LIBO Rate Loans. Base Rate Loans bear interest at rates per annum equal to the higher of (a) 0.50% per annum above the latest Federal Funds Rate, or (b) the Bank of America Reference Rate. Base Rate Loans include a margin varying from 0% to 0.125% based on the Company's Funded Debt to EBITDA Ratio. LIBO Rate Loans bear interest at a rate per annum equal to the sum of the LIBO Rate and a margin varying from 0.500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Borrowings under the foreign currency revolver bear interest at rates per annum equal to the referenced currency's local IBOR plus a margin varying from 0.500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Local currency Base Rate Loans are also available at similar spread to US Base Rate Loans described above. The term loan and U.S. dollar revolver currently bear interest at an initial rate of LIBOR plus 0.75% (approximately 6.5% as of September 30, 1996) and the foreign currency revolver bears an initial interest rate of the relevant local economy IBOR plus 0.75%.

    During the six months ended June 30, 1995 the Company repurchased approximately $19.9 million principal amount at maturity of its 9 5/8% Senior Subordinated Notes due 2003. The repurchase was partly funded by borrowings under the Bank Credit Agreement and partly from excess cash reserves arising from the Company's initial public offering in March 1995. The Company may from time to time purchase additional Notes in the market or otherwise subject to market conditions.

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

   The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of September 30, 1996 the Company's total credit available under such facilities was approximately $35.0 million, of which $21.1 million had been utilized.

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

Inflation

    Inflation continues to affect the cost of the goods and services used by the Company. The competitive environment in many markets limits the Company's ability to recover higher costs through increased selling prices, and the Company is subject to price erosion in many of its commodity product lines. The Company seeks to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. Approximately 8.0% of the Company's net sales during the six months ended September 30, 1996 were derived from its operations in South America, with the majority of such net sales generated in Brazil, which has experienced periods of hyper-inflation. In June 1994, the Brazilian Government introduced a new currency, the Real, and adopted certain financial plans to reduce inflation in that country. Through September 30, 1996, these plans have been successful, and inflation has reduced to approximately 1-3% per month, compared to a rate of approximately 45% per month in June 1994 (3,500% for the full year). Since introduction of this plan, the Brazilian Real has either strengthened or remained at parity with the US dollar. During the latter part of fiscal 1996 and during the first quarter of fiscal 1997, the Venezuelan Bolivar has significantly deteriorated against the US Dollar. However since May 1996 it has been relatively stable at approximately 475 Bolivars to the US Dollar. The Company is monitoring the volatility of this currency and provided against earnings during the quarter ended June 30, 1996 for the decline in the Bolivar. If the decline of the later part of fiscal 1996 and the first quarter of fiscal 1997 continues the Company expects that it will adopt hyper-inflationary accounting concepts of SFAS 52 for translation of Bolivar denominated results. At present approximately 1% of the Company's net sales originate in Venezuela.

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

PART ll   OTHER INFORMATION


Item 1.        Legal Proceedings

       Not applicable

Item 2.Changes in Securities

       Not applicable

Item 3.Defaults upon Senior Securities

       Not applicable

Item 4.Submission of  Matters to a Vote of Security Holders

       (a) The following matters were submitted to a vote of the
security holders  at the Company's   Annual Meeting of Stockholders
held on August 16, 1996:

       (c)(i) The Shareholders elected 7 members of the Board of
Directors to serve until the next    Annual Meeting of Stockholders or
until their successors are elected and qualified. Votes cast were as follows:


                              Total Vote For    Total Vote
                              Each Director     Withheld From Each
                                                Director

Douglas D. Danforth           17,452,704        48,336

John E. Heine                 17,411,883        89,157

Hamish Maxwell                17,453,653        47,387

Ruben F. Mettler              17,453,623        47,417

Laurence Za Yu Moh            14,770,629        2,730,411

Irving S. Shapiro             17,452,854        48,186

Jackson L. Schultz            17,453,404        47,636

       (c)(ii) The Shareholders amended the Sola International Inc.
Stock Option Plan to permit non-     employee directors of the Company
to elect to receive all or a portion of their annual retainer fee in the form of options to acquire shares of Common Stock. Votes cast were as follows:


               For               Against            Abstain         Broker Non-Vote

           17,369,491            68,429             51,165              11,955

       (c)(iii) The Shareholders amended the Sola International Inc.
Stock Option Plan by increasing      the number of shares reserved for
issuance pursuant to the exercise of stock options issued   thereunder
by 500,000.  The results of the vote were as follows:


               For               Against            Abstain         Broker Non-Vote

           15,278,879           2,138,634           71,572              11,955

       (c)(iv) The Shareholders ratified the appointment of Ernst &
Young LLP as the Company's           independent auditors for the
fiscal year ending March 31, 1997.  Votes cast were as follows:

               For               Against            Abstain

           17,460,019            24,515             16,506

Item 5.Other Information

       Not applicable


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number              Description           Page Number or Incorporation
                                                          Reference to
_____________               _________                     ____________

     11            Statement Regarding Computation
                    of Per Share Earnings                       22

     27              Financial Data Schedule

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Sola International Inc.
                                                    (Registrant)




Dated:  November 11 , 1996            By: /s/Ian S. Gillies
                                          ________________
                                          Ian S. Gillies
                                          Vice President - Finance, Chief
                                          Financial Officer, Secretary and
                                          Treasurer

                             Exhibit Index
                              ___________

Exhibit No.                  Description                  Page
_________                     ___________                 ----
   11                   Statement Regarding
                        Computation of Per Share
                        Earnings                            22

   27                 Financial Data Schedule

                                                             Exhibit 11
                        SOLA INTERNATIONAL INC.

                   Computation of Earnings Per Share
                 (in thousands, except per share data)
                              (unaudited)


                                                   Three Months Ended         Six Months Ended
                                                September     September    September    September
                                                   30,           30,          30,          30,
                                                   1996          1995         1996         1995
                                                   ____         ____            ____         ____

Income before extraordinary item                  $6,969        $9,000         $9,131      $16,355
Extraordinary item, loss due to repurchase of
senior                                                 _             _              _        (912)
  subordinated notes, net of tax
                                                   _____         _____          _____       ______
Net income                                        $6,969        $9,000         $9,131      $15,443
                                                   _____         _____          _____       ______
Weighted average number of common and common
   equivalent shares outstanding                  24,033        21,780         22,957       21,780
Add assumed dilution arising from exercise of
  common equivalent shares (stock options)         1,427         1,131          1,394        1,107

Weighted average number of common and common
  equivalent shares used in earnings (loss)
per share                                         25,460        22,911         24,351       22,887
  calculation
                                                   _____         _____          _____        _____
Earnings (loss) per share:
  Income before extraordinary item                 $0.27         $0.39          $0.37        $0.71
  Extraordinary item                                   _             _              _       (0.04)
                                                    ____          ____           ____        _____
  Net income (loss)                                $0.27         $0.39          $0.37        $0.67
                                                    ____          ____           ____         ____


