Form 10-Q/A
period 1996-09-30
SOLA INTERNATIONAL INC
filed 1996-11-13
CIK 912088

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

     Form 10-Q dated November 11, 1996 updated by this filing to append
the financial data schedule at       Exhibit 27.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Sola International Inc.
                                                    (Registrant)











Dated:  November 13 , 1996                       By: /s/ Ian S. Gillies
                                                    -------------------
                                                         Ian S. Gillies
                                                         Vice President
                                                       - Finance, Chief
                                                     Financial Officer,
                                                Secretary and Treasurer