Form 10-Q
period 1996-12-31
SOLA INTERNATIONAL INC
filed 1997-02-12
CIK 912088

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC  20549

                               FORM 10-Q


        (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1996
                                  or
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

     As of January 31, 1997, 24,258,924 shares of the registrant's
common stock, par value $0.01 per share,     which is the only class
of common stock of the registrant, were outstanding.

                        SOLA INTERNATIONAL INC.


                           Table of Contents
                  Form 10-Q for the Quarterly Period
                        Ended December 31, 1996


PART I     FINANCIAL INFORMATION                                                  PAGE

Item 1.    Financial Statements

            Consolidated Condensed Balance Sheet as of December 31, 1996            3

            Consolidated Condensed Balance Sheet as of March 31, 1996
            (derived from audited financial statements)                             3

            Consolidated Condensed Statements of Income for the three and
           nine month     periods ended December 31, 1996 and December 31,          4
           1995

            Consolidated Condensed Statements of Cash Flows for the nine
           month periods ended December 31, 1996 and December 31, 1995              5

            Notes to Consolidated Condensed Financial Statements                    6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                   11

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                       18

Item 2.    Changes in Securities                                                   18

Item 3.    Defaults upon Senior Securities                                         18

Item 4.    Submission of Matters to a Vote of Security Holders                     18

Item 5.    Other Information                                                       18

Item 6.    Exhibits and Reports on Form 8-K                                        18


PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements

                        SOLA INTERNATIONAL INC.

                 Consolidated Condensed Balance Sheets
                 (in thousands, except per share data)

                                                                       March 31, 1996
                                                                       (derived from
                                                 December 31, 1996   audited financial
ASSETS                                              (unaudited)         statements)

Current Assets:
  Cash and cash equivalents                          $  21,496           $  22,394
  Trade accounts receivable, net                        97,491              74,845
  Inventories                                          142,760             100,707
  Deferred income taxes                                  7,493               7,491
  Prepaids and other current assets                      5,331               1,861
                                                       _______             _______
     Total current assets                              274,571             207,298

Property, plant and equipment, net                     103,278              79,582
Deferred income taxes                                   10,125               6,800
Debt issuance costs                                      2,814               1,907
Goodwill and other intangibles, net                    199,317             120,352
Other assets                                             1,305                 910
                                                       _______             _______
     Total assets                                     $591,410            $416,849
                                                       _______             _______

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks and current portion of
     long-term and bank debt                         $  24,414           $  17,403
  Accounts payable, accrued liabilities and            102,287              82,142
payroll
  Accrued reorganization and acquisition                 9,667               9,746
expenses
  Income taxes payable                                   2,015               1,090
  Deferred income taxes                                      _                 461
                                                        ______              ______

     Total current liabilities                         138,383             110,842

Long-term debt, less current portion                     3,733               3,360
Bank debt, less current portion                         65,938               6,000
Senior subordinated notes                               90,578              88,530
Deferred income taxes                                    6,003               4,990
Other liabilities                                       12,002              10,886
                                                        ______              ______

     Total liabilities                                 316,637             224,608
                                                        ______              ______

Contingencies

Shareholders' Equity:
  Preferred stock, $0.01 par value; 5,000
shares authorized;                                           _                   _
     no shares issued
  Common stock, $0.01 par value; 50,000 shares
authorized;
24,195 shares (21,797 shares as of March 31,               242                 218
1996)
     issued and outstanding
  Additional paid-in capital                           270,240             206,412
  Equity participation loans                             (300)               (421)
  Accumulated deficit                                  (1,024)            (17,993)
  Cumulative foreign currency adjustment                 5,615               4,025
                                                       _______             _______
     Total shareholders' equity                        274,773             192,241
                                                       _______             _______

     Total liabilities and shareholders' equity       $591,410            $416,849
                                                       _______             _______

    The accompanying notes are an integral part of these condensed financial statements


                        SOLA INTERNATIONAL INC.

         Unaudited Consolidated Condensed Statements of Income
                 (in thousands, except per share data)

                                          Three Months Ended          Nine Months Ended
                                        December      December      December      December
                                        31, 1996      31, 1995      31, 1996      31, 1995

Net sales                              $119,721     $91,329       $357,451      $283,117
Cost of sales                            62,597      47,772        195,731       148,416
                                          _____       _____         ______        ______
  Gross profit                           57,124      43,557        161,720       134,701
                                          _____       _____         ______        ______
Research and development expenses         4,224        3,360        12,767         9,666
Selling and marketing expenses           24,723       17,172        67,133        49,969
General and administrative expenses      12,916       11,564        37,002        34,372
In process research and development
expense                                       -            -         9,500             -
                                          _____        _____         _____         _____
  Operating expenses                     41,863       32,096       126,402        94,007
                                          _____        _____         _____         _____
  Operating income                       15,261       11,461        35,318        40,694
Interest expense, net                   (4,150)      (2,900)       (11,692)       8,970)
                                         ______       ______        ______        ______

  Income before provision for income
taxes,                                   11,111        8,561        23,626        31,724
     minority interest and
extraordinary item
Provision for income taxes              (3,444)      (2,397)        6,655)       (8,883)
Minority interest                           173        (206)            _          (528)
                                          _____       ______         _____        ______
  Income before extraordinary item        7,840        5,958        16,971        22,313
Extraordinary item, loss due to
repurchase of                             _            _              _             (912)
  senior subordinated notes, net of
tax
                                         ______       ______        ______         ______
  Net income                             $7,840       $5,958       $16,971        $21,401
                                         ______       ______        ______         ______

Earnings (loss) per share:
Income before extraordinary item          $0.31        $0.26         $0.69          $0.97
Extraordinary item                            _            _             _         (0.04)

                                         ______       ______        ______         ______
Net income                                $0.31        $0.26         $0.69          $0.93
                                         ______       ______        ______         ______
Weighted average number of shares        25,552       22,947        24,734         22,901
outstanding
                                         ______       ______        ______         ______











    The accompanying notes are an integral part of these condensed financial statements

                        SOLA INTERNATIONAL INC.

       Unaudited Consolidated Condensed Statements of Cash Flows
                            (in thousands)


                                                            Nine Months Ended
                                                   December 31,      December 31, 1995
                                                       1996


Net cash provided by operating activities             $12,511             $13,285
                                                       ______              ______


Cash flows from investing activities:
     Acquisition of worldwide ophthalmic
business of American Optical Corporation,
less cash and cash equivalents of $3,365            (105,090)                   _
     Acquisition of Neolens Incorporated,
less cash and cash equivalents of $12                (16,848)                   _
     Additional investment in Venezuelan
Subsidiary                                                  _              (1,986)
     Payments received from Pilkington and
and affiliates                                              _                1,585

  Capital expenditures                               (18,898)             (12,067)
  Proceeds from sale of fixed assets                      200                   95
                                                      _______              _______
Net cash used in investing activities               (140,636)             (12,373)
                                                       ______              _______

Cash flows from financing activities:
  Sale of common stock                                 63,828                    _
  Payments on equity participation
loans/exercise of stock options                           145                  739
  Net (payments)/receipts under notes payable
to banks, and                                         (3,100)                4,444
      long term debt
  Borrowings on long term debt                          5,181                    _
  Payments on long term debt                          (3,149)                (223)
  Net receipts under bank debt                         64,626                8,500
  Repurchase of senior subordinated notes                   _             (17,766)
                                                       ______              ______


Net cash provided by (used in) financing              127,531             (4,306)
activities
                                                       ______              ______


Effect of exchange rate changes on cash and
cash                                                    (304)               (668)
  equivalents
                                                       ______              ______


Net decrease in cash and cash equivalents               (898)             (4,062)

Cash and cash equivalents at beginning of              22,394              16,148
period
                                                       ______              ______




Cash and cash equivalents at end of period            $21,496             $12,086
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

   The accompanying consolidated condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company's financial statements presented herein include the results of operations and cash flows of the AO business for the six months and ten days ended December 31, 1996 and the results of operations and cash flows of the Neolens business for the six months ended December 31, 1996 subsequent to their respective acquisitions. The consolidated condensed balance sheet as of March 31, 1996 was derived from audited financial statements. The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

    The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

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

    The preliminary allocation of the AO and Neolens purchase price, subject to finalization of valuation studies and other fair value determinations have been calculated as follows:

                                                      AO
Purchase price                                   $103,659
Estimated acquisition expenses                      4,796
                                                  _______
Total estimated acquisition cost                 $108,455
                                                  _______

Estimated historical net assets at acquisition
date                                              $29,865
Estimated write-up of inventories                   7,215
Estimated write-up of property, plant and             506
equipment
Estimated goodwill and other intangible assets     62,753
Non-compete agreement                               1,500
Estimated in-process research and development       9,500
Estimated relocation and exit costs                 (593)
Net deferred tax effects of certain of the
above
  purchase accounting adjustments                ( 2,291)
                                                  _______
                                                 $108,455
                                                  _______



                                                   Neolens
Purchase price, including debt repayments          $15,484
Estimated acquisition expenses                       1,376
                                                    ______
Total estimated acquisition cost                   $16,860
                                                    ______

Estimated historical net assets at acquisition
date                                             $ (1,422)
Estimated write-up of property, plant and              696
equipment
Estimated goodwill and other intangible assets      17,585
Patent valuation                                       700
Estimated relocation and exit costs                  (699)
                                                    ______
                                                   $16,860
                                                    ______

2. Inventories
                                      December 31, 1996     March 31, 1996
                                        (in thousands)      (in thousands)
   Raw Materials                            $17,561          $  10,595
   Work In Progress                           5,933              4,782
   Finished Goods                            82,542             59,595
   Molds                                     36,724             25,735
                                              _____            _______
                                           $142,760           $100,707
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

    The Company is currently participating in a remediation program of one of its manufacturing facilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Superfund Amendments and Reauthorization Act of 1986. The Company estimates that, based on an independent feasibility report prepared in accordance with an EPA 1991 Consent Order, additional clean-up costs of approximately $150,000 for the current fiscal year, and $100,000 per annum thereafter for up to 15 years may be incurred. Under the current remediation program, the EPA
has  established  that   re-evaluation of the program be performed
every five years, with the next scheduled review by the EPA being in the fiscal year ending March 31, 1998.

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

    As of December 31, 1996 and March 31, 1996, the Company has provided for environmental remediation costs in the amount of $2.3 million, and $2.5 million, respectively, which is included in the balance sheet under other long-term liabilities.

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

    Borrowings under the term loan facilities and the US dollar revolver (other than swing line loans, which may only be Base Rate
Loans) may be made as Base Rate Loans or LIBO Rate Loans. Base Rate Loans bear interest at rates per annum equal to the higher of (a) 0.50% per annum above the latest Federal Funds Rate, or (b) the Bank of America Reference Rate. Base Rate Loans include a margin varying from 0% to .125% based on the Company's Funded Debt to EBITDA Ratio. LIBO Rate Loans bear interest at a rate per annum equal to the sum of the LIBO Rate and a margin varying from .500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Fixed rate borrowings under the foreign currency revolver bear interest at rates per annum equal to the referenced currency's local IBOR plus a margin varying from
 .500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Borrowings under the foreign currency revolver are also available at local Currency Base Rates at spreads similar to those for U.S. Base
Rate  Loans.   The term loan and U.S. dollar revolver  currently  bear
interest at a rate of LIBOR plus 0.75% (approximately 6.25% as of December 31, 1996) and the foreign currency revolver bears an interest rate of the relevant local economy IBOR plus 0.75%.

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

6. Pro forma Data

    The following pro forma data was prepared to illustrate the estimated effect of the AO Acquisition and the financing related thereto, as if the Acquisition had occurred as of the beginning of each period presented:

                                                   Nine Months Ended December 31
                                                       1996             1995
Net Sales                                           $376,475         $348,281
                                                     _______          _______

Income before extraordinary item                     $28,086          $26,026
                                                      ______           ______

Net income                                           $28,086          $25,114
                                                      ______           ______

Earnings per share:
   Income before extraordinary item                    $1.10            $1.03
                                                        ____             ____
   Net income                                          $1.10            $1.00
                                                        ____             ____


    These pro forma results of operations have been prepared for comparison purposes only, and do not purport to be indicative of what the results would have been had the AO Acquisition occurred at the beginning of the period or the results which may occur in the future. As a result of the AO Acquisition the Company has incurred two non-recurring charges during the nine months ended December 31, 1996: (i) a $7.2 million charge to cost of sales for the amortization associated with an inventory write-up to fair value during the six months ended September 30, 1996; and (ii) a $9.5 million charge for the write-off of in-process research and development all of which was recorded in the quarter ended June 30, 1996. These charges, and the related provision for tax thereon, have been excluded from the pro forma results as they are non-recurring. The pro forma data above does not include pro forma adjustments for the Neolens Acquisition as this acquisition is immaterial to the results of operations of the Company.

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

    On June 19, 1996 the Company acquired substantially all of the worldwide ophthalmic business ("AO") of American Optical Corporation ("AOC") pursuant to the terms of the Purchase Agreement (the "Purchase Agreement") dated as of May 6, 1996 between the Company and AOC. The Company acquired AO for cash consideration of $103.6 million (together with the assumption of certain liabilities) (the "AO Acquisition"). The Company has consolidated the results of operations of AO from the date of acquisition to December 31, 1996. The acquisition has been accounted for using the purchase method of accounting. The purchase consideration paid for the assets and liabilities of AO has been allocated based on preliminary estimates of their fair values. The actual allocation of such consideration may differ from that reflected after valuations and other procedures have been completed. As a result of the acquisition the Company has incurred two non-recurring charges in the nine months ended December 31, 1996: (i) a $7.2 million charge to cost of sales, based on average inventory turns, for the amortization associated with an inventory write-up to fair value; and
(ii) a $9.5 million charge for the write-off of in-process research and development.

     During the three and nine months ended December 31, 1996 approximately 16.0% and 12.0%, respectively, of the Company's net sales are attributable to AO. The acquisition of AO has had a significant impact on the three and nine month performance comparisons between fiscal 1996 and fiscal 1997.

    In response to a perceived slowing in the sales growth rate of the Company's progressive lenses, the Company is taking steps such as increasing expenditures in connection with the introduction of its new PERCEPTA progressive lens. Operating expenses are anticipated to run higher than normal in the fourth quarter of fiscal 1997 due to the new product launch costs and continued investment by the Company in infrastructure costs in developing markets such as China. As a result of these higher operating expenses, combined with lower than expected short-term net sales growth, the Company expects that operating income and net income performance for the fourth quarter of fiscal 1997 will fall slightly short of expectations.

Results of Operations

Three months ended December 31, 1996 compared to three months ended December 31, 1995

   The results of operations of the Company for the three months ended December 31, 1996 reflect net income of $7.8 million as compared to net income of $6.0 million for the same period in the prior year, an increase of $1.8 million, or 31.6%.

Net Sales

   Net sales totaled $119.7 million in the three months ended December 31, 1996, reflecting an increase of 31.1% over net sales of $91.3 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 30.4%. The growth in net sales is principally attributable to the AO Acquisition and growth in unit sales of higher priced products, offset in part by volume erosion in net sales of lower priced products. The volume erosion in lower priced products is primarily in plano lenses used in sunglass manufacture. Higher priced products, excluding AO, accounted for approximately 59.2% of net sales in the three months ended December 31, 1996 compared to approximately 54.9% for the three months ended December 31, 1995. The higher priced product growth was led by the growth in Spectralite and plastic photochromic products. Net sales increases by region, excluding the AO business, were achieved as follows: North America 14.6%, Europe 3.7% and Rest of World 8.8%. Using constant exchange rates the growth percentages are as follows: North America 14.6%, Europe 2.1% and Rest of World 6.1%.

Gross Profit and Gross Margin

    Gross profit totaled $57.1 million for the three months ended December 31, 1996, reflecting an increase of 31.1% over gross profit of $43.6 million for the same period in the prior year. Gross profit as a percentage of net sales remained the same at 47.7% for both the three months ended December 31, 1996 and the three months ended December 31, 1995. Excluding the AO business the gross margin would have been 48.1%. The margin growth was principally due to sales mix and manufacturing improvements.

Operating Expenses

    Operating expenses in the three months ended December 31, 1996 totaled $41.9 million, an increase of $9.8 million, over operating expenses of $32.1 million for the same period in the prior year. Operating expenses for the three months ended December 31, 1996 as a percentage of net sales was 35.0%, compared to 35.1% for the same period of the prior year. Research and development expenses for the three months ended December 31, 1996 increased $0.8 million to $4.2 million, compared to $3.4 million for the three months ended December 31, 1995, which represent 3.5% and 3.7% of net sales, respectively. Research and development expenditure in AO as a percentage of net sales is lower than that of Sola on a stand alone basis; consequently a reduced ratio of research and development expenses to net sales can be expected for the combined company in the future. Selling and marketing expenses for the three months ended December 31, 1996 increased $7.5 million to $24.7 million, compared to $17.2 million for the three months ended December 31, 1995 which represent 20.7% and 18.8%, of net sales for the three months ended December 31, 1996 and the three months ended December 31, 1995, respectively. The increase in selling and marketing expenditures primarily relates to AO expenditures, and costs associated with the launch of a new progressive lens in the fourth quarter of fiscal 1997. As a percentage of net sales, general and administrative expenses declined to 10.8% for the three months ended December 31, 1996 compared to 12.7% for the three months ended December 31, 1995.

Operating Income

    Operating income for the three months ended December 31, 1996 was $15.3 million, an increase of $3.8 million, or 33.2%, over the three months ended December 31, 1995 operating income of $11.5 million.

Net Interest Expense

    Net interest expense totaled $4.2 million for the three months ended December 31, 1996 compared to $2.9 million for the three months ended December 31, 1995, an increase of $1.3 million. The increase of $1.3 million is primarily attributable to increased borrowings to fund the AO and Neolens acquisitions. Simultaneous with the AO Acquisition, the Company entered into a new bank credit facility with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions (see "_Liquidity and Capital Resources"). In July 1996, the Company issued
2.32 million shares in a public offering for which it received net proceeds of approximately $63.1 million. The Company estimates that interest expense will increase by approximately $4.1 million annually as a result of the AO and Neolens acquisitions offset by the lower interest rate under the New Credit Agreement and the reduction of debt from the proceeds of the equity public offering.

Provision for Income Taxes

    The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 1997 year of 31%. For the three months ended December 31, 1995 and the full fiscal

1996  year, the  company   recorded   an   effective  income  tax
rate of 28%. The Company provided valuation allowances against fiscal 1994 net operating loss carryforwards in the United States and against fiscal 1995 and 1994 net operating losses in Australia, primarily as a result of the acquisition of the Sola Group from Pilkington in fiscal 1994. The utilization of certain of these losses resulted in a reduced effective tax rate for fiscal 1996. The Company expects the remaining Australian net operating loss carryforwards to offset taxable income in fiscal 1996, assuming that taxable profits are realized in Australia. The Company has deferred tax assets on its balance sheet as of December 31, 1996 amounting to approximately $17.6 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Net Income

    Net income for the three months ended December 31, 1996 was $7.8 million as compared to net income of $6.0 million for the same period in the prior year, an increase of $1.8 million, or 31.6%.

Nine months ended December 31, 1996 compared to nine months ended December 31, 1995

    The results of operations of the Company for the nine months ended December 31, 1996 reflect net income of $17.0 million as compared to net income of $21.4 million for the same period in the prior year. If the non-recurring charges associated with the amortization of the inventory write-up to fair value($7.2 million) and the write off of in-process research and development($9.5 million), and the benefit for taxes related thereto($5.9 million), were excluded from the results of operations, the net income for the nine months ended December 31, 1996 would have been $27.8 million, an increase of $6.4 million, or 30.0% over the net income for the nine months ended December 31, 1995.

Net Sales

    Net sales totaled $357.5 million in the nine months ended December 31, 1996, reflecting an increase of 26.3% over net sales of $283.1 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 25.5%. The growth in net sales is principally attributable to the AO acquisition and growth in unit sales of higher priced products, offset in part by price erosion in net sales of lower priced products. Higher priced products, excluding AO, accounted for approximately 60% of net sales in the nine months ended December 31, 1996 compared to approximately 56% for the nine months ended December 31, 1995. The higher priced product growth was led by the growth in Spectralite and plastic photochromic products. Net sales increases by region, excluding the AO business, were achieved as follows: North America 10.2%, Europe 6.3% and Rest of World 19.1% (using constant exchange rates the growth percentages are immaterially different, except for Rest of World which shows a 14.3% net sales growth using constant exchange rates).

Gross Profit and Gross Margin

    Gross profit totaled $161.7 million for the nine months ended December 31, 1996, reflecting an increase of 20.1% over gross profit of $134.7 million for the same period in the prior year. Gross profit as a percentage of net sales declined from 47.6% for the nine months ended December 31, 1995 to 45.2% for the nine months ended December 31, 1996. Excluding the AO business, and the amortization of the non-recurring inventory write-up to fair value associated with the acquisition($7.2 million), the gross margin would have been 47.7%. The margin growth was principally due to sales mix and manufacturing improvements.

Operating Expenses

    Operating expenses in the nine months ended December 31, 1996 totaled $126.4 million, an increase of $32.4 million, over operating expenses of $94.0 million for the same period in the prior year.
Included  in  operating  expenses is a non-recurring  charge  of  $9.5 million for the write-off of in-process research and development arising from the AO acquisition. If this charge were excluded from operating expenses the growth over the nine months ended December 31, 1995 would be $22.9 million or 24.4%. Operating expenses for the nine months ended
December 31, 1996,   excluding  the  non-recurring  charge,  as
a percentage of net sales was 32.7%, compared to 33.2% for the same period of the prior year. Research and development expenses for the nine months ended December 31, 1996 increased $3.1 million to $12.8 million, compared to $9.7 million for the nine months ended December 31, 1995, which represent 3.6% and 3.4% of net sales, respectively. The growth in research and development expenses is partially attributable to the transfer of a new product out of research and development and into production in the nine months ended December 31, 1995, which resulted in a lower than normal research and development expense in that period. Research and development expenditure in AO as a percentage of net sales is lower than that of Sola on a stand alone basis; consequently a reduced ratio of research and development expenses to net sales can be expected for the combined company in the future. Selling and marketing expenses for the nine months ended December 31, 1996 increased $17.2 million to $67.1 million, compared to $49.9 million for the nine months ended December 31, 1995 which represent 18.8% and 17.6%, of net sales for the nine months ended December 31, 1996 and the nine months ended December 31, 1995, respectively. The increase in selling and marketing expenditures primarily relates to AO expenditures, and costs associated with the launch of a new progressive lens in the fourth quarter of fiscal 1997. As a percentage of net sales, general and administrative expenses declined to 10.4% for the nine months ended December 31, 1996 compared to 12.1% for the nine months ended December 31, 1995.

Operating Income

    Operating income for the nine months ended December 31, 1996 was $35.3 million. Exclusive of the non-recurring inventory amortization, and the write-off of in-process research and development, operating income for the nine months ended December 31, 1996 totaled $52.0 million, an increase of $11.3 million, or 27.9%, over the nine months ended December 31, 1995 operating income of $40.7 million.

Net Interest Expense

    Net interest expense totaled $11.7 million for the nine months ended December 31, 1996 compared to $9.0 million for the nine months ended December 31, 1995, an increase of $2.7 million. The increase is primarily attributable to increased borrowings to fund the AO and Neolens acquisitions. Simultaneous with the AO Acquisition, the Company entered into a new bank credit facility with The Bank of
America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions (see "_Liquidity and Capital Resources"). In July 1996, the Company issued 2.32 million shares in a public offering for which it received net proceeds of approximately $63.1 million. The Company estimates that interest expense will increase by approximately $4.1 million annually as a result of the AO and Neolens acquisitions offset by the lower interest rate under the New Credit Agreement and the reduction of debt from the proceeds of the equity public offering.

Provision for Income Taxes

    The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 1997 year of 31%. For the nine months ended December 31, 1995 and the full fiscal 1996 year, the Company recorded an effective income tax rate of 28%. The Company provided valuation allowances against fiscal 1994 net operating loss carryforwards in the United States and against fiscal 1995 and 1994 net operating losses in Australia, primarily as a result of the acquisition of the Sola Group from Pilkington in fiscal 1994. The utilization of certain of these losses resulted in a reduced effective tax rate for fiscal 1996. The Company expects the remaining Australian net operating loss carryforwards to offset taxable income in fiscal 1996, assuming that taxable profits are realized in Australia. The Company has deferred tax assets on its balance sheet as of December 31, 1996 amounting to approximately $17.6 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Extraordinary Item

    During the nine months ended December 31, 1995 the Company repurchased approximately $19.9 million principal amount at maturity of its 9 5/8% Senior Subordinated Notes due 2003. As a result of the repurchases the Company recorded an extraordinary charge of $0.9 million for the nine months ended December 31, 1995 resulting from the write-off of unamortized debt issuance costs and premium over accreted value. The repurchase was partly funded by borrowings under the Company's old credit agreement and partly from excess cash reserves arising from the Company's initial public offering in March 1995.

Net Income

    Net income for the nine months ended December 31, 1996 totaled $17.0 million compared to $21.4 million for the nine months ended December 31, 1995. If the non-recurring inventory and in-process research and development charges, and the provision for taxes related thereto, were excluded from the results of operations, the net income for the nine months ended December 31, 1996 would have been $27.8 million, an increase of $6.4 million, or 30.0% over the net income for the nine months ended December 31, 1995.

Liquidity and Capital Resources

   Net cash provided by operating activities for the nine months ended December 31, 1996 amounted to $12.5 million, a reduction of $0.8 million from the funds provided by operating activities of $13.3 million for the nine months ended December 31, 1995. The most significant cause of the reduction is the growth in accounts receivable and inventories and a reduction in accounts payable, offset in part by an increase in operating income, after adding back non-recurring non-cash charges for in-process research and development and amortization of inventory write-up, both arising from the AO Acquisition.

   During the nine months ended December 31, 1996, using a three month net sales annualized convention, inventories as a percentage of net sales were 29.8% compared to 27.6% for the nine months ended December 31, 1995. The growth in inventories is primarily as a result of mold inventories, which have increased in preparation for new product launches. Accounts receivable as a percentage of net sales for the nine months ended December 31, 1996, using a three month net sales annualized convention, was 20.4% compared to 20.5% for the same period a year ago.

    Cash flows from investing activities in the nine months ended December 31, 1996 amounted to an outflow of $140.6 million. On June 19, 1996, the Company acquired substantially all of the worldwide ophthalmic business ("AO") of American Optical Corporation ("AOC") pursuant to the terms of the Purchase Agreement (the "Purchase Agreement") dated May 6, 1996 between the Company and AOC. The Company acquired AO for cash consideration of $103.6 million (together with the assumption of certain liabilities) (the "AO Acquisition"). The AO Acquisition was funded primarily through borrowings under the Company's New Credit Agreement, which borrowings were subsequently repaid in part with the proceeds of the equity public offering during July 1996. On July 2, 1996 the Company acquired Neolens, Inc. ("Neolens"), a Florida corporation that manufactures polycarbonate eyeglass lenses that has been a supplier to the Company. The Company acquired Neolens for cash consideration of approximately $15.5 million, including the assumption of Neolens debt ("Neolens Acquisition"). The Neolens Acquisition was funded through borrowings under the Company's New Credit Agreement. Capital expenditures for the nine months ended December 31, 1996 amounted to $18.9 million, compared to $12.1 million in the comparable period in the prior year. Management anticipates capital expenditures of $30.0 million to $35.0 million annually over the next several years, of which approximately $5.0 million annually is viewed as discretionary.

    Net cash provided by financing activities in the nine months ended December 31, 1996 amounted to $127.5 million. During July 1996 the Company sold 2,320,000 additional shares of common stock at $28.625 per share through a public offering ("Offering"). The net proceeds from the Offering, after deducting expenses of the Offering, including discounts and commissions paid to the Underwriters, were approximately $63.1
million.   The  Company   used   such  net  proceeds  to   repay
indebtedness  which  it  incurred  under  the  New  Credit  Agreement.
Simultaneous with the closing of the AO Acquisition, the Company entered into a bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions, covering an aggregate amount of $180 million (the "New Credit Agreement"), replacing the Company's existing credit agreement. The New Credit Agreement is divided into three tranches which comprise: a five-year term loan of $30 million, a renewable three-year foreign currency revolving facility of $30 million, and a five-year US dollar revolver of $120 million. The term and revolving loan were made in order to finance a portion of the AO Acquisition and refinance existing facilities generally used for working capital. The foreign currency revolver matures on May 31, 1999 and the term loan and US dollar revolver both mature on May 31, 2001.

    Borrowings under the term loan facilities and the US dollar revolver (other than swing line loans, which may only be Base Rate
Loans) may be made as Base Rate Loans or LIBO Rate Loans. Base Rate Loans bear interest at rates per annum equal to the higher of (a) 0.50% per annum above the latest Federal Funds Rate, or (b) the Bank of America Reference Rate. Base Rate Loans include a margin varying from 0% to 0.125% based on the Company's Funded Debt to EBITDA Ratio. LIBO Rate Loans bear interest at a rate per annum equal to the sum of the LIBO Rate and a margin varying from 0.500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Borrowings under the foreign currency revolver bear interest at rates per annum equal to the referenced currency's local IBOR plus a margin varying from 0.500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Local currency Base Rate Loans are also available at similar spread to US Base Rate Loans described above. The term loan and U.S. dollar revolver currently bear interest at an initial rate of LIBOR plus 0.75% (approximately 6.25% as of December 31, 1996) and the foreign currency revolver bears an initial interest rate of the relevant local economy IBOR plus 0.75%.

    During the nine months ended June 30, 1995 the Company repurchased approximately $19.9 million principal amount at maturity of its 9 5/8% Senior Subordinated Notes due 2003. The repurchase was partly funded by borrowings under the Bank Credit Agreement and partly from excess cash reserves arising from the Company's initial public offering in March 1995. The Company may from time to time purchase additional Notes in the market or otherwise subject to market conditions.

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

   The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of December 31, 1996 the Company's total credit available under such facilities was approximately $35.0 million, of which $14.7 million had been utilized.

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

Inflation

    Inflation continues to affect the cost of the goods and services used by the Company. The competitive environment in many markets limits the Company's ability to recover higher costs through increased selling prices, and the Company is subject to price erosion in many of its commodity product lines. The Company seeks to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. Approximately 7.3% of the Company's net sales during the nine months ended December 31, 1996 were derived from its operations in South America, with the majority of such net sales generated in Brazil, which has experienced periods of hyper-inflation. In June 1994, the Brazilian Government introduced a new currency, the Real, and adopted certain financial plans to reduce inflation in that country. Through December 31, 1996, these plans have been successful, and inflation has reduced to approximately 1-3% per month, compared to a rate of approximately 45% per month in June 1994 (3,500% for the full year). Since introduction of this plan, the Brazilian Real has either strengthened or remained at parity with the US dollar. During the latter part of fiscal 1996 and during the first quarter of fiscal 1997, the Venezuelan Bolivar has significantly deteriorated against the US dollar, however since May 1996 it has been relatively stable at approximately 475 Bolivars to the US Dollar. The Company is monitoring the volatility of this currency and provided against earnings during the quarter ended June 30, 1996 for the decline in the Bolivar. If the decline of the later part of fiscal 1996 and the first quarter of fiscal 1997 continues the Company expects that it will adopt hyper-inflationary accounting concepts of SFAS 52 for translation of Bolivar denominated results. At present approximately 1% of the Company's net sales originate in Venezuela.

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

       Not applicable

Item 5.Other Information

       Not applicable

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits
                                                             Page
                                                    Number or Incorporation
  Exhibit Number            Description                by Reference to

       10                   Executive Contracts              21

       11                   Statement Regarding              32
                            Computation of Per
                            Share Earnings

       27                   Financial Data Schedule          33

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Sola International Inc.
                                     (Registrant)








Dated:  February 12 , 1997            By:  /s/Ian S.Gillies
                                      Ian S. Gillies
                                      Vice President- Administration, Chief
                                      Financial Officer, Secretary and
                                      Treasurer

                             Exhibit Index


   Exhibit No.       Description                            Page

       10            Agreement between Sola                   21
                     International Inc. and John E. Heine


       11            Statement Regarding                      32
                     Computation of Per Share
                     Earnings

       27            Financial Data Schedule                  33

                                                            Exhibit 10


                   CONFIDENTIAL SEVERANCE AGREEMENT

          This  Agreement between SOLA INTERNATIONAL,  INC.,  a
Delaware  corporation  (the  "Company")  and  John  Heine  (the
"Executive") is dated and entered into as of November 20, 1996.
The Company and the Executive hereby agree as follows:

          WHEREAS  the  Executive is a valued employee  of  the
Company; and
          WHEREAS, the Company desires to provide the Executive with certain benefits should his employment be terminated;
          THEREFORE, in consideration of the foregoing, the Company and the Executive have agreed to the following terms while he is employed and in the event of a Severance or a Change of Control Termination (both as defined below):
          1. Employment Term. The Executive acknowledges that he is employed at-will by the Company subject only to the terms of this Agreement. The Executive agrees to devote substantially all of his productive time, ability and attention to the business of the Company while he is employed by the Company, and shall not, directly or indirectly, render services of a business, commercial or professional nature to any other person or organization, whether for compensation or otherwise, without the prior consent of the Board of Directors of the Company.
          2.   Severance.   Except  as  otherwise  provided  in
Section 4, in the event that any of the following occurs, the Executive shall be entitled to the benefits set forth in
Section 3 below. For purposes of this Agreement a Severance shall have taken place only if:
               A. The Executive's employment with the Company is terminated for any reason other than Cause. For purposes of this Agreement, "Cause" is defined as the Executive's engaging in: (x) willful misconduct, neglect of duties, or any act or omission any or all of which materially adversely affect the Company's business, or (y) conviction of a felony;
                   (i)  For purposes of subparagraph 2.A(x), no
such event or omission shall constitute Cause unless the Executive fails to cure the underlying matter within forty-five
(45) days after receipt from the Company of a detailed statement of the cause for termination;
               B. The Executive is regularly assigned duties and responsibilities that materially diminish his position as Group President and CEO of SOLA International, Inc. For the purpose of this subparagraph, the assignment of duties, other than those the Executive performs as of the date of this Agreement whether or not in lieu of those previously assigned duties, does not by itself constitute a material diminishment of the Executive's position with the Company; or

   C.   The Executive's compensation (including but
not limited to salary and benefits) is reduced and that reduction is not part of, or is disproportionate to a Company general reduction of executive compensation.
          The  Executive shall not be entitled to any  payments
or  benefits as set forth in Sections 3 and 4 of this Agreement if  he  freely and voluntarily resigns his employment with  the
Company.
          3.   Severance Benefits.  If a Severance takes place,
then  immediately after the occurrence of that event or events, the Executive shall be entitled to the following:
               A.   To continue to receive his compensation for
a  period  of twenty-four (24) months, commencing the first  of the  month  following  the month in which the  Severance  takes
place.    For  purposes  of  this  paragraph,  the  Executive's
"compensation"   shall  be  that  annual   salary   in   effect
immediately prior to the Severance, plus the average of Management Incentive Plan compensation (or successor thereto)
paid  to  him  over the three years immediately  prior  to  the
Severance.
               B.  To continue for a period of twenty-four (24)
months to be covered by and participate in, at the Company's expense, any and all benefit plans the Company regularly provides its other executives or employees including, but not limited to, health, dental, vision, pension or other retirement
plans.   In  addition, the Executive shall be entitled  to  the
other benefits specified on the attached Schedule.
               C.   To  receive outplacement assistance in  the
form    of   professional   consultation   and   administrative
assistance, subject to the approval of the Company, which shall not be unreasonably withheld. The Company shall pay up to a maximum of twenty-five thousand dollars ($25,000.00) for the aforementioned outplacement services during the period the Executive receives Severance Benefits as described in A and B above.
               4.      Termination Following a Change in  Control.
For purposes of this Agreement, a "Change in Control" shall occur if or upon the occurrence of:
               (i)    Any "Person" (as the term person is used for
       purposes of Section 13(d) or 14(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) acquires "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of any securities of the Company which generally entitles the holder thereof to vote for the election of directors of the Company (the "Voting Securities"), which, when added to the Voting Securities then "Beneficially Owned" by such person, would result in such Person "Beneficially Owning" thirty percent (30%) or more of the combined voting power of the Company's then outstanding Voting Securities; provided, however, that for purposes of this paragraph (i), a Person shall not be deemed to have made an acquisition of Voting Securities if such Person (a) acquires Voting Securities as a result of a stock split, stock dividend or other corporate restructuring in which all stockholders of the class of such Voting Securities are treated on a pro rata basis; (b) acquires the Voting Securities directly from the Company; (c) becomes the Beneficial Owner of more than the permitted percentage of Voting Securities solely as a result of the acquisition of Voting Securities by the Company, which, by reducing the number of Voting Securities outstanding,  increases the
       proportional number of shares Beneficially Owned by such Person; (d) is the Company, or any corporation or other Person of which a majority of its voting power or its equity securities or equity interest is owned directly or indirectly by the Company, (a "Controlled Entity") or (e) acquires Voting Securities in connection with a "Non-Control Transaction" (as defined in paragraph (iii) below); or
               (ii)   The individuals who, as of November 8, 1996,
       are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least two-thirds of the Incumbent Board, provided, however, that if either the election of any new director or the nomination for election of any new director was approved by a vote of more than two-thirds of the Incumbent Board, such new director shall be considered as a member of the Incumbent Board; provided further, however, that no individual shall be considered a member of the Incumbent Board, if such individual initially
       assumed  office  as  a  result  of  either  an  actual   or
       threatened "Election Contest" (as described in Rule 14a-11 promulgated under the Exchange Act) or other actual or threatened  solicitation of proxies or consents  by  or  on
       behalf   of  a  Person  other  than  the  Board  (a  "Proxy
       Contest"), including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or
               (iii)  Shareholder approval of:

                      (a)        A    merger,    consolidation     or
               reorganization involving the Company (a "Business Combination"), unless
                              (1)    the stockholders of the Company,
               immediately  before  the  Business  Combination,  own,
               directly  or  indirectly  immediately  following   the
               Business Combination, at least fifty-one percent (51%) of the combined voting power of the outstanding Voting Securities of the corporation resulting from the Business Combination (the "Surviving Corporation") in substantially the same proportion as their ownership
               of   the  Voting  Securities  immediately  before  the
               Business Combination, and
                              (2)    the individuals who were members
               of the Incumbent Board, immediately prior to the execution of the agreement providing for the Business Combination constitute at least a majority of the members of the Board of Directors of the Surviving Corporation, and
                              (3)     as  a  result of such  Business
               Combination no Person (other than the Company, or  any
               Controlled  Entity,  a  trustee  or  other   fiduciary
               holding securities under one or more employee benefit plans or arrangements (or any trust forming a part thereof) maintained by the Company, the Surviving Corporation or any Controlled Entity,
               or any Person who, immediately prior to the Business Combination, had Beneficial Ownership of thirty percent (30%) or more of the then outstanding Voting Securities) has Beneficial Ownership of thirty percent (30%) or more
               of   the   combined  voting  power  of  the  Surviving
               Corporation's then outstanding voting securities (a transaction described in this subparagraph (a) shall be referred to as a "Non-Control Transaction");
                                     (b)   A complete liquidation  or
               dissolution of the Company; or
                                     (c)     The   sale   or    other
               disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Controlled Entity).

               Notwithstanding the foregoing, (x) a Change in Control shall not be deemed to occur solely because thirty percent (30%) or more of the then outstanding Voting Securities is Beneficially Owned by (A) a trustee or other fiduciary holding securities under one or more employee benefit plans or arrangements (or any trust forming a part thereof) maintained by the Company, or any Controlled Entity or (B) any corporation which, immediately prior to its acquisition of such interest, is owned directly or indirectly by the stockholders of the Company in the same proportion as their ownership of stock in the Company, immediately prior to such acquisition; and (y) if the Executive ceases to be an employee of the Company and the Executive reasonably demonstrates that such termination (A) was at the request of a third party who has indicated an intention  or  taken  steps reasonably  calculated  to
               effect a Change in Control and who effectuates a Change in Control or (B) otherwise occurred in connection with, or in anticipation of, a Change in Control which actually occurs, then for all purposes hereof, the date of a Change in Control with respect to the Executive shall mean the date immediately prior to the date of such termination of employment.

               If  within  two  years  following  a  Change  in
Control,  the  Executive's  employment  with  the  Company   is
terminated by the Company for any reason other than Cause or the Executive terminates his employment in connection with either of the circumstances described in Section 2(B) or (C) (a "Change in Control Termination"), the Company shall pay the Executive in cash an amount equal to 2.99 times the sum of the amount of the Executive's annual salary in effect immediately prior to the date of such termination plus the average of the Management Incentive Plan compensation (or successor thereto) paid to him over the three years immediately prior to such termination. If a termination of the Executive's employment occurs under this Section 4, the Executive shall have no right to receive payments or benefits pursuant to Section 3.
          5. Non-Disparagement. In the event of a Severance or a Change in Control Termination both the Executive and the Company agree that neither of them will disparage the other in any manner.
          6.  Covenants Not to Compete and Not to Solicit.
               A.  Covenant Not to Compete.
               The Executive recognizes that the services to be
performed while employed by the Company are special, unique, and extraordinary and that by reason of the Executive's prior and continued employment with the Company the Executive has acquired and will acquire confidential information and trade
secrets   concerning   the   Company's   operations   ("Company
Confidential Information") and the operations of its parent and
affiliates      ("Affiliate     Confidential     Information").
Accordingly, it is agreed that during the period of his employment by the Company, and for twenty four months following a Severance or a Change in Control Termination, the Executive will not, directly or indirectly, as an officer, director, stockholder, partner, associate, owner, employee, consultant or otherwise, become or be interested in or associated with any other corporation, firm or business engaged in the same or a similar or competitive business with the Company or any of its affiliates in any geographical area in which the Company or any of its affiliates are then engaged in business, provided that the Executive's ownership, directly or indirectly, of not more than one percent of the issued and outstanding stock of a corporation the shares of which are regularly traded on a national securities exchange or in the over-the-counter market shall not, in any event, be deemed to be a violation of this subsection.
               B.  Covenant Not to Solicit.
               The  Executive agrees not to solicit any  person
employed  by  the  Company  or its  affiliates  who  perform  a
scientific,  technical, sales or marketing function.   As  used
herein, "solicit" or "soliciting" means any direct or indirect approach or appeals to such an employee to leave the Company. Indirect solicitation includes but is not limited to, acting
through  a  third  party  or  parties  or  characterizing   job
advertisements or opportunities in such a fashion so as to entice any employee. The Executive agrees that, if approached by a Company employee, the Executive will:

                         (i)   Inform   the  employee  of   the
                               Executive's   obligations    set
                               forth in this subparagraph;

                         (ii)  Refer   the  employee   to   the
                               relevant Company Human Resources
                               personnel; and

                         (iii) Request    that   the   employee
                               confirm   in  writing   to   the
                               Company  that he has  approached
                               the  Executive and confirm  that
                               request in a memorandum to  such
                               Human Resources organization.

          7. Confidentiality. The Executive recognizes that the services to be performed while employed by the Company are special, unique, and extraordinary and that by reason of the Executive's prior and continued employment with the Company the Executive has acquired and will acquire Company Confidential Information and Affiliate Confidential Information. Accordingly, it is agreed that:
               A.   The  Executive  shall not  divulge  to  any
entity or person, other than the Company or its affiliates, or, in the event of an assignment of this Agreement pursuant to
Section 14 hereof, the assignee and its affiliates, if any, whether while employed, after a Severance or a Change of Control Termination, any Company Confidential Information concerning the Company's customer lists, research or development programs or plans, processes, methods or any other of its trade secrets, except information that is then available to the public in published literature and became publicly available through no fault of the Executive.
               B.   The  Executive  shall not  divulge  to  any
person or entity, including an assignee of this Agreement and its affiliates, but excepting the Company and its affiliates, whether while employed, after a Severance or a Change of Control Termination, any Affiliate Confidential Information acquired by the Executive concerning the customer lists, research or development programs or plans, processes, methods or any other trade secrets of the parent or any affiliate, except information which is then available to the public in published literature and became publicly available through no fault of the Executive.
               C.    The   Executive  acknowledges   that   all
information the disclosure of which is prohibited hereby is of a confidential and proprietary character and of great value to the Company and its affiliates. Upon a Severance or a Change of Control Termination, the Executive shall forthwith deliver up to the Company all records, memoranda, data and documents of any description which refer or relate in any way to Company Confidential Information or Affiliate Confidential Information and return to the Company any of its equipment and property which may then be in the Executive's possession or under the Executive's personal control. Upon the assignment of this
Agreement, pursuant to Section 14, the Executive shall forthwith deliver up to the Company all records, memoranda, data and documents of any description which refer or relate in any way to Affiliate Confidential Information and return to the Company any of its equipment and property which may then be in the Executive's possession or under the Executive's personal control.

          8.  Invention Assignment.
               A.  The Executive agrees that any invention made
by  the Executive while employed shall belong to the Company if
(i) it was made in the normal course of the duties of the Executive or in the course of duties falling outside the Executive's normal duties but specifically assigned to the Executive, and the circumstances in either case were such that an invention might reasonably be expected to result from the carrying out of such duties, or (ii) the invention was made in the course of the duties of the Executive and, at the time of making the invention, because of the nature of the Executive's duties and the particular responsibilities arising from the nature of the Executive's duties, the Executive had a special obligation to further the interests of the Company. In addition, if (x) the Executive while employed shall make any improvement or develop any know-how, copyrightable work or design, (y) such improvement, know-how, copyrightable work or design is relevant to the business of the Company or any of its subsidiaries, and (z) such improvement, know-how, copyrightable work or design arose directly out of any work carried out while employed, or out of Confidential Company Information or Confidential Affiliate Information to which the Executive had access while in the employ of the Company, then such improvement, know-how, copyrightable work or design shall belong to the Company, whether or not it was disclosed to the Company while employed by the Company.
               B.   In  the event that the Executive makes  any
invention or develops any improvement, know-how, copyrightable design or work which belongs to the Company, the Executive shall fully, freely and immediately communicate the same to the Company and the Executive shall, if and as desired by the Company execute all documents and do all acts and things at the Company's cost which may be necessary or desirable to obtain letters patent or other adequate protection in any part of the world for such invention, improvement, know-how, copyrightable work or design and to vast the same in the Company for the Company's benefit. The Executive hereby irrevocably appoints the Company as the Executive's attorney in the Executive's name and on the Executive's behalf to execute all such deeds and documents and to do all such acts and things as may be necessary to give effect to this Subsection in the event that the Executive fails to comply within seven days with the written directions given by the Company pursuant to this Subsection.
               C.    The   Executive  has  been  notified   and
understands that the provisions of Subsections 8(A) and (B) hereof do not apply to any invention that qualifies fully under the provisions of Section 2870 of the California Labor Code, which states as follows:
                   (i)    Any   provision  in   an   employment
agreement which provides that an employee shall assign, or offer to assign, any of his or her rights in an invention to his or her employer shall not apply to an invention that the employee developed entirely on his or her own time without using the employer's equipment, supplies, facilities, or trade secret information except for those inventions that either:

                   (1)   Relate at the time of conception
                               or  reduction to practice of the
                               invention   to  the   employer's
                               business,    or    actual     or
                               demonstrably         anticipated
                               research or development  of  the
                               employer, or

                         (2)   Result  from any work  performed
                               by    the   employee   for   the
                               employer.
                   (ii)   To  the  extent  a  provision  in  an
employment agreement purports to require an employee to assign an invention otherwise excluded from being required to be assigned under subdivision (a), the provision is against the public policy of this state and is unenforceable.
          9. Remedies. The Company shall be entitled, in addition to any other right or remedy that it may have at law or in equity with respect to a breach of this Agreement by the Executive (including the right to terminate payments pursuant to Section 3 and 4 hereof), to an injunction, without the posting of a bond or other security, enjoining or restraining the Executive from any violation or threatened violation of Sections 5, 6, 7 and 8 and the Executive hereby consents to the issuance of such an injunction.
          10. Moral Rights Waiver. "Moral Rights" means any right to claim authorship of a work, any right to object to any distortion, or other modification of a work, and any similar right, existing under the law of any country in the world, or under any treaty. Executive hereby irrevocably transfers and assigns to the Company any and all Moral Rights that Executive may have in any services or materials. Executive also hereby forever waives and agrees never to assert against the Company, its successors or assigns any and all Moral Rights Executive may have in any services or materials, even after termination of this Agreement.
          11. Release. In consideration of the payments and covenants made in this Agreement, the Executive hereby releases the Company, its employees, officers, directors, subsidiaries, affiliates, successors and assigns and the Company, its subsidiaries, affiliates, successors and assigns hereby release the Executive from any and all claims for relief or causes of action relating to any matters of any kind arising out of his employment (or its termination) with the Company excepting those claims for relief for causes of action relating to the obligations of the Company to make payments or provide benefits under Sections 3 or 4 of this Agreement.
          The Executive expressly waives all rights and remedies under Section 1542 of the Civil Code of the State of California which provides as follows:
          A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor.
          The Executive understands that if the facts with respect to which this Agreement is executed are found hereafter to be different from the facts which he now believes to be true, the

Executive expressly accepts and assumes the risk  of
such possible differences in facts and agrees that this Agreement shall be and remain effective notwithstanding such differences in facts.
          12. Notices. All notices, consents, waivers or demands of any kind which either party to this Agreement may be required or may desire to serve on the other party in connection with this Agreement shall be in writing and may be delivered by personal service or sent by telegraph or cable or sent by registered or certified mail, return receipt requested with postage thereon fully prepaid. All such communications shall be addressed as follows:

THE COMPANY:                  SOLA INTERNATIONAL, INC.
                              Suite 200
                              2420 Sand Hill Road
                              Menlo Park, California 94025
                              Attn: Stephen J. Lee

THE EXECUTIVE:                John Heine
                              210 Josselyn Lane
                              Woodside, California 94062

          If sent by telegraph or cable, a confirmed copy of such telegraphic or cable notice shall be promptly sent by mail (in the manner provided above) to the addressees. Service of any such communication made only by mail shall be deemed complete on the date of actual delivery as shown by the addressee's registry or certification receipt or at the expiration of the third (3rd) business day after the date of mailing which ever is later in time. Either party hereto may from time to time, by notice in writing served upon the other as aforesaid, designate a different mailing address or a different person to which such notices or demands are thereafter to be addressed or delivered. Nothing contained in this Agreement shall excuse either party from giving oral notice to the other when prompt notification is appropriate, but any oral notice given shall not satisfy the requirement of written notice as provided in this paragraph.
          13. Choice of Law. This Agreement shall be governed and construed and enforced in accordance with the laws of the State of California (regardless of that jurisdiction or any other jurisdictions' choice of law principles).
          14. Assignment. This Agreement may be assigned by the Company to any affiliate of the Company or to any non-affiliate of the Company that shall succeed to the business and assets of the Company. In the event of such assignment, the Company shall cause such affiliate or non-affiliate as the case may be, to assume the obligations of the Company hereunder by written agreement addressed to the Executive concurrently with any assignment with the same effect as if such assignee were the Company hereunder. This Agreement is personal to the Executive and the Executive may not assign any rights or delegate any responsibilities hereunder without the prior approval of the Company.

          15. Entire Agreement. This Agreement is the entire Agreement between the Company and the Executive with respect to the  subject matter hereof and cancels and supersedes  any  and all  other  agreements  regarding  the  subject  matter  hereof
between  the  parties.   This Agreement  may  not  be  altered,
modified,  changed, or discharged except in writing  signed  by both of the parties.
          16. Counterparts.  This Agreement may be executed  in
one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.
          17.   Construction.   If  any  one  or  more  of  the
provisions (or any part thereof) of this Agreement shall be held to be invalid, illegal or unenforceable in any respect the remaining provisions (or any part thereof) shall not in any way be affected or impaired thereby.
          18.  Arbitration.   Except as otherwise  provided  in
Section 9, with respect to any controversy arising out of or relating to this Agreement, or the subject matter thereof, such controversy shall be settled by final and binding arbitration in Palo Alto, California in accordance with the then existing rules ("the Rules") of the American Arbitration Association ("AAA") and judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof; provided, however, that the law applicable to any controversy shall be the law of California, regardless of its or any jurisdiction's choice of law principle. Arbitration shall be the sole and exclusive remedy for the resolution of the disputes described above. In any such arbitration, the award or decision shall be rendered by a majority of the members of a board of arbitration consisting of three (3) members, one of whom shall be appointed by each party and the third of whom shall be the chairman of the panel and be appointed by mutual
agreement  of  said  two party appointed arbitrators.   In  the
event  of the failure of said two arbitrators to agree,  within
five   (5)   working  days  after  the  commencement   of   the
arbitration, upon appointment of the third arbitrator, the third arbitrator shall be appointed by the AAA in accordance with the Rules. In the event that either party shall fail to
appoint   an  arbitrator  within  five  (5)  days   after   the
commencement of the arbitration proceeding, such arbitrator and
the  third  arbitrator  shall  be  appointed  by  the  AAA   in
accordance with the Rules. The arbitrators are empowered but, not limited, in making an award in favor of the Executive to require any act or acts which they believe necessary to effectuate the intent of this Agreement. The Company agrees that any costs of any arbitration brought whether by the Executive or the Company including the Executive's reasonable attorneys' fees and expenses and the costs, fees and expenses of the Executive's appointed arbitrator, shall be borne in their entirety by the Company.
       19.   Excise Tax Limitation
        (a) Notwithstanding anything contained in this Agreement to the contrary, to the extent that the payments and benefits provided under this Agreement and benefits provided to, or for the benefit of, the Executive under any other Company plan or agreement (such payments or benefits are collectively referred to as the "Payments") would be subject to the excise tax (the "Excise Tax") imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"),the Payments shall be reduced (but not below zero) if and to the extent necessary so that no Payment to be made or benefit to be provided to the Executive shall be subject to the Excise Tax (such reduced amount is hereinafter referred to as the "Limited Payment Amount"). Unless the Executive shall have given prior written notice specifying a different order to the Company to effectuate the foregoing, the Company shall reduce or eliminate the Payments, by first reducing or eliminating the portion of the Payments which are not payable in cash and then by reducing or eliminating cash payments, in each case in reverse order beginning with payments or benefits which are to be paid the farthest in time from the Determination (as hereinafter defined). Any notice given by the Executive pursuant to the preceding sentence shall take precedence over the provisions of any other plan, arrangement or agreement governing the Executive's rights and entitlements to any benefits or compensation.
        (b) The determination of whether the Payments shall be reduced to the Limited Payment Amount pursuant to this Agreement and the amount of such Limited Payment Amount shall be made, at the Company's expense, by an accounting firm selected by the Executive which is one of the six largest accounting firms in the United States (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation to the Company and the Executive within ten (10) days of the date of termination, if applicable, or such other time as requested by the Company or by the Executive (provided the Executive reasonably believes that any of the Payments may be subject to the Excise Tax) and if the Accounting Firm determines that no Excise Tax is payable by the Executive with respect to the Payments, it shall furnish the Executive and the Company with an opinion reasonably acceptable to the Executive that no Excise Tax will be imposed with respect to any such Payments. The Determination shall be binding, final and conclusive upon the Company and the Executive.
          20. THE EXECUTIVE ACKNOWLEDGES THAT HE HAS HAD THE OPPORTUNITY TO CONSULT WITH THE ADVISOR OF HIS CHOICE AND THAT
HE HAS FREELY AND VOLUNTARILY ENTERED INTO THIS AGREEMENT.
          IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first written above.

                                       SOLA INTERNATIONAL, INC.
                                       By /s/Stephen J. Lee

                                       JOHN HEINE
                                       By /s/John Heine

                                                            Exhibit 11
                        SOLA INTERNATIONAL INC.

                   Computation of Earnings Per Share
                 (in thousands, except per share data)
                              (unaudited)

                                                   Three Months Ended        Nine Months Ended
                                                 December     December     December     December
                                                 31, 1996     31, 1995        31,          31,
                                                                              1996         1995
Income before extraordinary item                   $7,840      $5,958       $16,971      $22,313
Extraordinary item, loss due to repurchase of
senior                                                  _           _             _        (912)
  subordinated notes, net of tax
                                                    _____       _____        ______       ______
Net income                                         $7,840      $5,958       $16,971      $21,401
                                                    _____       _____        ______       ______
Weighted average number of common and common
   equivalent shares outstanding                   24,157      21,783        23,347       21,783
Add assumed dilution arising from exercise of
  common equivalent shares (stock options)          1,395       1,164         1,387        1,118
                                                    _____       _____        ______       ______
Weighted average number of common and common
  equivalent shares used in earnings (loss)
per share                                          25,552      22,947        24,734       22,901
  calculation
                                                    _____       _____        ______       ______
Earnings (loss) per share:
  Income before extraordinary item                  $0.31       $0.26         $0.69        $0.97
  Extraordinary item                                    _           _             _       (0.04)
                                                     ____        ____          ____         ____

  Net income                                        $0.31       $0.26         $0.69        $0.93
                                                     ____        ____          ____         ____
