Form 10-K
period 1997-03-31
SOLA INTERNATIONAL INC
filed 1997-06-19
CIK 912088

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

   (X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 1997

                                       or

   ( )TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of May 30, 1997, the aggregate market value of Common Stock held by non-affiliates was approximately $682,382,845. For purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of May 30, 1997, 24,266,752 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding. The Company's stock is traded on the New York Stock Exchange under the symbol SOL.
================================================================================

                             SOLA INTERNATIONAL INC.

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                                                                            Page
PART I

Item 1.           Business...............................................     3
Item 2.           Properties.............................................     8
Item 3.           Legal Proceedings......................................    10
Item 4.           Submission of Matters to a Vote of Security Holders....    10

PART II

Item 5.           Market for the Registrant's Common Equity and Related
                       Stockholder Matters...............................    11
Item 6.           Selected Financial Data................................    12
Item 7.           Management's Discussion and Analysis of Financial
                       Condition and Results of Operations...............    13
Item 8.           Financial Statements and Supplementary Data............    20
Item 9.           Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure...............    20

PART III

Item 10.          Directors and Executive Officers of the Registrant.....    21
Item 11.          Executive Compensation.................................    24
Item 12.          Security Ownership of Certain Beneficial Owners and
                       Management........................................    29
Item 13.          Certain Relationships and Related Transactions.........    30

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K.......................................    31

                                     PART I

Item 1.    BUSINESS

General

     Sola International Inc., a Delaware corporation, designs, manufactures and distributes a broad range of plastic and glass eyeglass lenses. Sola's business commenced operations in 1960. Sola International Inc. acquired the Sola business unit (the "Predecessor Business") of Pilkington plc ("Pilkington") on December 1, 1993 (the "Acquisition"). In March 1995, Sola completed an initial public offering of 5,403,305 shares of common stock (the "IPO"). On June 19, 1996 Sola acquired substantially all of the worldwide ophthalmic business (the "AO" and "AO Acquisition") of American Optical Corporation ("AOC"). On July 2, 1996 the Company acquired control of Neolens, Inc. ("Neolens"), a Florida corporation that manufactures polycarbonate eyeglass lenses and that has been a supplier to the Company. Sola has manufacturing and distribution sites in three major regions -- North America, Europe, and Rest of World (comprising primarily Australia, Asia and South America). Unless the context otherwise requires, all references to the "Company" or "Sola" herein refer to Sola International Inc. and its consolidated subsidiaries. The Company's fiscal year ends on March 31 of each year. The fiscal years ended March 31, 1997, March 31, 1996 and March 31, 1995 are referred to herein as "fiscal 1997", "fiscal 1996" and "fiscal 1995", respectively.

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

     Although the Company's lenses are manufactured in both glass and plastic, plastic lenses currently account for approximately 85% of the Company's net sales. Approximately 59% of net sales generated by plastic lenses are accounted for by conventional hard resin plastics, with the remainder derived from advanced lens materials such as thinner and lighter plastics and plastic photochromics. These more advanced materials have accounted for a growing percentage of the Company's sales both by volume and revenue. The two principal materials used by the Company to produce the thinner and lighter plastics are polycarbonate and Spectralite(R). Polycarbonate lenses have a higher refractive index than conventional hard resin plastics and a far greater impact resistance. Spectralite(R), a proprietary plastic material developed by the Company, is used to produce lenses that have optical characteristics that are comparable to lenses manufactured from conventional hard resin plastics but are thinner and lighter. The Company currently produces Spectralite(R) in its own manufacturing facilities from materials available from a number of chemical suppliers. The Company has manufactured lenses from this material since late 1991. To further improve the thinness and lightness of its lenses, the Company has increasingly employed aspheric designs (i.e., lenses that achieve comparable optical performance with a thinner cross section). The Company also sells plastic photochromic lenses, which require processing by a third party. The technology for such processing is currently proprietary to such third party.

     The Company also manufactures and sells glass lenses, primarily in North America and Europe. These lenses are manufactured in plants located in the United States, Mexico and France. The Company's strategy for the glass lens market is to focus on high value-added product categories, such as glass progressive and higher index glass lenses. Since the Company is primarily focused on plastic lenses, glass lenses represent a small and decreasing portion of the Company's sales. The Company sells virtually no glass lenses in South America and non-Japan Asia, markets where glass is still the predominant material for eyeglass lenses.

     The Company produces a variety of lens coatings, which primarily provide scratch resistance and anti-reflection properties. The penetration of coated lenses varies significantly from market to market.

     The Company has recently introduced a number of new products and has a number of products in development that are intended to maintain and increase the Company's operating margins. For example, the Company has developed and successfully marketed proprietary progressive lenses made from Spectralite(R) (including Percepta(R) and VIP Gold(R)), which incorporate more complex design features than standard products and therefore attract an above average gross profit per pair. The Company from time to time may also market products or technologies of third parties to broaden its product range pursuant to contractual relationships with such third parties.

Marketing, Sales and Distribution

Marketing and Sales

     The Company develops and manages its marketing strategy on a decentralized basis. The Company has sales offices in 18 countries across its three regions. Pricing, promotion and distribution policies and some product branding policies are primarily determined by regional and country management.

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

Distribution

     In order to meet customer demand for delivery of a broad range of products within a short time, the Company has established a widespread distribution network, which is managed on a regional basis. The Company operates 41 major distribution centers located in 17 countries, covering all of its three regions.

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

     Recently the Company made two small acquisitions of prescription laboratories outside of North America, where development of expertise and capacity in Rx distribution is a key strategy. HL Optikk based in Norway was acquired on behalf of AO in January, 1997 and De Muynck Optics N.V., one of the largest Rx laboratories in Belgium, joined the Company shortly after the end of the fiscal year in May 1997.

Customers

     During fiscal 1997, the Company's ten largest customers accounted for approximately 18% of net sales and the Company's largest customer accounted for less than 5% of net sales. During fiscal 1997, six of the Company's ten largest customers were located in North America and accounted for approximately 13% of net sales in the aggregate.

International Operations

     The Company operates manufacturing and distribution sites in all major regions of the world--North America (including Mexico), Europe, and Rest of World (comprising primarily Australia, Asia and South America)--and derived approximately half of its net sales in fiscal 1997 from the sale of products outside the United States. See Note 15 of Notes to Consolidated Financial Statements included elsewhere herein. As a result, a significant portion of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, exchange rates, tariffs and other trade barriers, staffing and managing foreign operations and potentially adverse tax consequences. Although the Company and its predecessors have been successfully conducting business outside of the United States since its inception in 1960, there can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

Manufacturing Operations

     The Company has 19 manufacturing facilities located in its three major regions, including 17 lens manufacturing facilities. The Company has sought to make each operating region self-sufficient in the production of core products, while manufacturing both high-volume plano lenses and newer, low-volume and more complex products in fewer locations. More centralized manufacturing is pursued where appropriate in order to maximize production efficiencies or maintain strict quality controls and research and development support. For example, during fiscal 1993 the Company completed the transfer of almost all of its plano lens marketing and distribution to a new division and now manufactures plano lenses almost exclusively at a single manufacturing facility located in
Petropolis, Brazil. For the location and principal operations of these facilities, see "Properties".

     The principal materials used by the Company in the production of eyeglass lenses are hard resins (a commodity plastic used in most plastic lenses), glass, specialized chemicals used in many higher index plastic lenses and monomers mixed by the Company in the production of Spectralite(R). The Company believes that these materials are currently available from a variety of sources and that the materials necessary to produce the Company's coatings are readily available from a number of potential sources. In order to reduce materials costs, the Company coordinates centrally the purchasing of the monomers it uses in the production of plastic lenses and has negotiated more favorable purchasing arrangements with its principal suppliers on an annual basis.

Research and Development

     The Company has invested and continues to invest heavily in research and development in order to continually develop new and innovative products and to improve the efficiency of its manufacturing process. At March 31, 1997, there were approximately 155 employees involved in the Company's research and development efforts. The Company's research and development expenditures for fiscal 1997, 1996 and 1995 were $17.5 million (excluding the non-recurring $9.5 million in-process research and development non-cash charge associated with the AO Acquisition in fiscal 1997), $13.3 million and $14.1 million, respectively, representing 3.6%, 3.6% and 4.1% of net sales for each of those years. The lower charge to research and development expenses in fiscal 1996 arose primarily from the transfer of a new product out of research and development and into production. Because research and development expenditure in AO as a percentage of net sales is lower than that of Sola on a standalone basis, a reduced ratio of research and development expenses to net sales can be expected for the combined company in the future. The Company has its own research and development centers in Petaluma, California, Southbridge, Massachusetts, and Adelaide, Australia. A small process automation group is attached to the manufacturing operation in Wexford, Ireland. The Company's research and development focuses on the design and development of innovative, value-added products, on new materials with superior characteristics, on technology that will deliver products to the market more efficiently, and on technologies to improve productivity in the manufacture of existing products. Recent research and development programs include the successful development of the Spectralite(R) thin and light lens material, the development of Spectralite(R) with photochromic capabilities, Percepta(R) progressive design, VIP/Graduate Gold progressive design, Access enhanced near vision lens design, and the UltraGard and PermaGard Plus hard coatings. Sola's proprietary Matrix delivery system is also being installed at an increasing number of sites in the U.S. and foreign locations, with further sites planned over the next 12 months. This system, which creates finished prescriptions by bonding together thin lens wafers in a desktop laminating console, allows the rapid delivery of lenses with anti-reflection coating and potentially other high margin add-ons.

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

Patents, Trademarks & Licenses

     The Company seeks to protect its intellectual property throughout the world. As of March 31, 1997, the Company had filed (or applied for) patents for 50 discrete inventions or technologies. Many of the Company's patents have been filed in multiple countries, and they include 31 patents (or patent applications) filed in the United States. The Company has also registered 433 trademarks in various countries, representing trademarks on 84 discrete names. These include 49 trademarks registered in the United States. The Company does not believe that it is dependent on any particular patent, trade secret or similar intellectual property and, in light of its manufacturing, marketing and distribution strengths, believes that the loss of any individual trademark, trade secret or patent would not have a material adverse effect on its results of operations or financial condition.

     In addition to the intellectual property described above, in connection with the AO Acquisition, the acquisition of Neolens, and the ongoing R&D within those companies, Sola has added 203 patents (55 in the USA) to the Company's portfolio. These patents are currently under review for the purpose of consolidating the overall portfolio. A total of 282 additional trademarks (22 in the USA) was similarly acquired and is also under review.

Employees

     As of March  31,  1997,  the  Company  had  approximately  7,500  employees throughout the world. The majority of the Company's employees are not represented by labor unions. Labor relations are considered to be good and there have been no significant labor disputes in the past ten years.

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

     Since 1988 the Company has operated a ground water remediation system at its Petaluma, California manufacturing facility in accordance with a consent order issued by the U.S. Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"). The system is designed to remediate a pre-1982 release of hazardous substances. Analytical results indicate that contamination levels have decreased significantly over the past few years. The EPA is scheduled to review the remediation program during fiscal 1998. At the EPA's suggestion, in March 1997 the Company shut down the remediation system for a test period of six months and will monitor the effect of this shut down on contaminant levels. Based on the data collected during this period, the EPA will determine whether continued operation of the system is warranted.

     In 1994, the Company entered into a consent decree with the Missouri Department of Natural Resources ("MDNR") related to a release from a disposal site operated by a third party that was used from 1986 until 1990 for the disposal of waste water sludge containing lead from the Company's Eldon,

Missouri facility. To resolve alleged hazardous waste violations with respect to management of the waste sludge, the Company agreed to pay $375,000 in penalties, which the Company paid in 1994. The Company also performed certain remedial work at a cost of approximately $1.4 million and agreed to perform a risk assessment to determine whether further remedial steps were warranted. In fiscal 1996, based on the risk assessment performed by the Company, the MDNR determined that the Company had satisfied all of its obligations under the consent decree and that no further removal or monitoring work would be required at this site. In addition, the MDNR offered to settle any potential claim it may have for natural resource damages for $60,000. The Company currently is negotiating a settlement of this claim.

     Late in fiscal 1996, the Company was requested by the MDNR to conduct a removal action at a disposal site near Eldon, Missouri known as the Coburn
Optical Industries Dump site, which was allegedly used by a predecessor to the Company for disposal of waste water sludge containing lead from 1974 to 1986. The MDNR has indicated that it considers the removal action at this site to be a low priority. Nonetheless, the Company has agreed to undertake the requested removal action pursuant to the MDNR's Voluntary Cleanup Program. The MDNR has approved a removal action plan submitted by the Company, and the Company currently anticipates completing the work under this plan by the end of fiscal 1998. The Company currently estimates costs of approximately $350,000 to $450,000 associated with the removal work. The Company and the MDNR are currently discussing whether additional investigation of this site is warranted.

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

     It is the Company's policy to meet or exceed all applicable environmental, health and safety laws and regulations. The complexity and continuing evolution of environmental regulation (including certain programs for which implementing regulations have not yet been finalized) preclude precise estimation of future environmental expenditures. In fiscal 1997, 1996, and 1995 the Company spent approximately $216,000, $316,000 and $376,000 on environmental remediation, respectively. The Company anticipates that its capital expenditures for environmental improvements during fiscal 1998 will not be material. The Company cannot accurately predict capital expenditure requirements for environmental remediation in future periods.

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

     Region and Location                 Principal Operations                                         Leased/Owned
     -------------------                 --------------------                                         ------------
North America
     Menlo Park, California.........    Headquarters                                                      Leased





     Region and Location                 Principal Operations                                         Leased/Owned
     -------------------                 --------------------                                         ------------

     Petaluma, California...........    Manufactures hard resin, Spectralite(R)and polycarbonate          Part owned,
                                        lenses; marketing and distribution center; research and           part leased
                                        development facility; administrative offices for North
                                        American operations

     Eldon, Missouri................    Manufactures multifocal glass lenses, manufactures molds            Owned

     Southbridge, Massachusetts.....    Headquarters for American Optical and distribution center           Leased

     Tijuana, Mexico................    Three sites manufacturing hard resin and glass lenses,           Part owned,
                                        manufactures molds; distribution center                          part leased

Europe

     Goetzenbruck, France...........    Manufactures glass lenses; marketing and distribution center        Owned

     Fougeres, France...............    Prescription processing laboratory with anti-reflection
                                        coating capability                                                  Leased

     Wexford, Ireland...............    Manufactures hard resin lenses and Spectralite(R);                  Owned
                                        prescription processing laboratory; distribution center

     Varese, Italy................      Tinting operations; prescription processing laboratory with         Leased
                                        anti-reflection coating capability; marketing and
                                        distribution center

     Birmingham, United Kingdom.....    Prescription processing laboratory with anti-reflection             Leased
                                        coating capability; marketing and distribution center

Rest of World
   Asia

     Xian, China....................    Site owned by a joint venture managed by the Company in             Leased
                                        which the Company holds a 50% ownership interest;
                                        manufactures hard resin lenses

     Hong Kong......................    Prescription processing laboratory with anti-reflection             Leased
                                        coating capability; marketing and distribution center

     Osaka, Japan...................    Prescription processing laboratory with anti-reflection             Leased
                                        coating capability; marketing and distribution center

     Chung Li, Taiwan...............    Manufactures hard resin lenses; marketing and distribution          Leased
                                        center

     Singapore......................    Manufactures glass molds; marketing and distribution                Leased
                                        center; prescription processing facility with
                                        anti-reflection coating capability

   South America
     Petropolis, Brazil.............    Manufactures hard resin ophthalmic and plano lenses;                Owned
                                        regional administration office

     Villa de Cura, Venezuela.......    Manufactures hard resin lenses; distribution center                 Owned



     Region and Location                 Principal Operations                                         Leased/Owned
     -------------------                 --------------------                                         ------------

   Australia
     Lonsdale, Australia............    Manufactures hard resin lenses and Spectralite(R);                Owned
                                        manufactures molds; research and development center;
                                        prescription processing laboratory with anti-reflection
                                        coating facility; marketing and distribution center;
                                        regional administrative offices for Australia and Asian
                                        regions

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

     For further  information  concerning the Company's leased  properties,  see
Note 13 of Notes to Consolidated Financial Statements included elsewhere herein. The Company's operating leases have expirations ranging from 1997 to 2012. The Company does not anticipate any difficulties in renewing or replacing such leases as they expire; however, there can be no assurances that the Company will be able to renew or replace such leases. The Company believes that its manufacturing capacity is sufficient for its current needs.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the last quarter of fiscal 1997.

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

                                                                Common Stock
                                                                Price Range
                                                           ---------------------
                                                            High           Low
                                                           -------       -------
Fiscal Year Ended March 31, 1996:
     First Quarter ended June 30, 1995 ..............      $24 7/8       $21 1/8
     Second Quarter ended September 30, 1995 ........      $26 3/4       $20 5/8
     Third Quarter ended December 31, 1995 ..........      $27 3/8       $21 3/8
     Fourth Quarter ended March 31, 1996 ............      $32 1/4       $25 1/2
Fiscal Year Ended March 31, 1997:
     First Quarter ended June 30, 1996 ..............      $34 5/8       $27 3/4
     Second Quarter ended September 30, 1996 ........      $37 5/8       $28 1/4
     Third Quarter ended December 31, 1996 ..........      $38           $33
     Fourth Quarter ended March 31, 1997 ............      $38           $21 7/8

     On May 30, 1997, the closing price per share of the Company's Common Stock on the New York Stock Exchange was $28 5/8. As of May 30, 1997, there were 489 holders of record of the Company's Common Stock, which excludes beneficial owners of Common Stock held in "street name".

     Since the Acquisition, the Company has not declared or paid any cash dividends on its Common Stock. The Company's credit agreement, among the Company, the lenders named therein and The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions, dated June 1996, and the Indenture by and between the Company and The Bank of New York (successor to NationsBank of Georgia, National Association), as Trustee, generally restrict, subject to certain exceptions, the payment of dividends, distributions and other payments. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business. Subject to such restrictions, any future determination to pay dividends will be at the discretion of the Company's Board of Directors and subject to certain limitations under the General Corporation Law of the State of Delaware and will depend upon the Company's results of operations, financial condition, other contractual restrictions and other factors deemed relevant by the Board of Directors.

Item 6.    SELECTED FINANCIAL DATA

                                                              Sola International Inc.                          Predecessor Business
                                                --------------------------------------------------------      ----------------------
                                               Fiscal Year   Fiscal Year   Fiscal Year       Four Months   Eight Months  Fiscal Year
                                                  Ended         Ended         Ended             Ended          Ended        Ended
                                                 March 31,     March 31,     March 31,         March 31,    November 30,   March 31,
                                                 1997 (3)        1996          1995             1994 (1)        1993         1993
                                                ---------     ---------      ---------         ---------      --------     ---------
Statements of Operations Data
(in thousands, except per share data)
   Net sales ..............................     $ 488,689     $ 387,709      $ 345,631         $ 106,030      $ 200,025    $ 281,494
                                                =========     =========      =========         =========      =========    =========
   Income (loss) before
     extraordinary item ...................     $  30,897     $  34,588      $  13,640         $ (61,394)     $ 10,749     $  16,515
   Extraordinary item, write-off of
     debt issuance costs, net .............          --            (912)        (3,915)             --            --            --
                                                ---------     ---------      ---------         ---------      ---------    ---------
   Net income (loss) ......................     $  30,897     $  33,676      $   9,725(2)      $ (61,394)     $ 10,749     $  16,515
                                                =========     =========      =========         =========      =========    =========

Earnings (Loss) Per Share Data (4)
   Income (loss) before
     extraordinary item ...................     $    1.24     $    1.51      $    0.78         $   (3.75)
   Extraordinary item .....................          --           (0.04)         (0.22)             --
                                                ---------     ---------      ---------         ---------
   Net income (loss) ......................     $    1.24     $    1.47      $    0.56         $   (3.75)
                                                =========     =========      =========         =========
   Weighted average number of
     shares outstanding ...................        24,859        22,944         17,516            16,353
                                                =========     =========      =========         =========

                                                              Sola International Inc.                    Predecessor Business
                                                -------------------------------------------------------- ----------------------
                                                                   As of March 31,
                                                                   ---------------
                                                  1997          1996           1995               1994          1993
                                                ---------     ---------      ---------         ---------      ---------
Balance Sheet Data
   Total assets..............                   $ 605,508     $ 416,849      $ 383,457         $ 360,631      $ 246,944
   Long-term debt............                     162,797        97,890        107,407           186,740          9,744
   Parent company investment.                        --            --            --                 --          117,129
   Total shareholders' equity                     284,298       192,241        159,433            63,495           --

---------------------------
(1) For the four months ended March 31, 1994, the Company recorded two non-recurring, non-cash charges associated with the Acquisition: (i) a $32.9 million charge for the amortization associated with an inventory write-up to fair value that was reflected in cost of sales; and (ii) a $40.0 million charge for the write-off of in-process research and development that was reflected in in-process research and development expense.

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

(3) For fiscal 1997, the Company recorded two non-recurring charges in connection with the AO Acquisition: (i) a $7.2 million charge for the amortization associated with an inventory write-up to fair value that was reflected in cost of sales; and (ii) a $9.5 million charge for the write-off of in-process research and development that was reflected in in-process research and development expense.

(4) Earnings per share are computed using the weighted average number of common shares and common share equivalents outstanding during the period, for fiscal 1997, 1996, 1995, and 1994, after giving effect to the IPO.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The financial statements for the year ended March 31, 1997 reflect the consolidated operations of the Company after accounting for the acquisition ("AO Acquisition") of substantially all of the worldwide ophthalmic business ("AO") of American Optical Corporation ("AOC") on June 19, 1997 (see Note 1 of Notes to Consolidated Financial Statements), using the purchase method of accounting. Operating results subsequent to the AO Acquisition include non-recurring, non-cash charges relating to the write-off of in-process research and development projects ($9.5 million) and amortization associated with an inventory write-up to fair value ($7.2 million), both of which were recorded in connection with the AO Acquisition. The years ended March 31, 1997, 1996 and 1995 are referred to herein as fiscal 1997, fiscal 1996 and fiscal 1995, respectively.

     The following table reflects the results of operations for the three fiscal years 1997, 1996 and 1995. The adjustment column in fiscal 1997 reflects adjustments to present results of operations on a more comparable basis adjusting for the non-recurring, non-cash charges, and tax effects thereof in connection with the AO Acquisition, noted above. The adjustment column for fiscal 1995 reflects the effect on the Company's operations arising from the IPO in March 1995, including a reduction in interest expense and the effect on income taxes therefrom, as if these transactions had taken place at the beginning of the period. The fiscal 1995 adjustment column also includes an adjustment of $3.9 million to general and administrative expenses which relates to the elimination of a one-time $3.0 million charge for the termination of the AEA management agreement and the elimination of $0.9 million AEA management fee recorded in fiscal 1995 and an adjustment of $3.9 million for the elimination of the extraordinary charge related to the write-off of debt issuance costs in connection with the IPO.

                                              Fiscal                   Adjusted     Fiscal       Fiscal                   Adjusted
(In thousands)                                 1997     Adjustments      1997        1996         1995      Adjustments     1995
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net sales ...............................   $ 488,689                 $ 488,689    $ 387,709    $ 345,631                 $ 345,631
Cost of sales ...........................     264,535    $  (7,216)     257,319      201,991      185,626                   185,626
                                            ---------    ---------    ---------    ---------    ---------                 ---------
  Gross profit ..........................     224,154        7,216      231,370      185,718      160,005                   160,005
                                            ---------    ---------    ---------    ---------    ---------                 ---------
Research and development expenses .......      17,539                    17,539       13,329       14,051                    14,051
Selling and marketing expenses ..........      92,387                    92,387       66,345       61,143                    61,143
General and administrative
  expenses (including goodwill
  amortization)...........................     47,381                    47,381       45,291       45,067    $  (3,917)      41,150
In-process research and
  development expenses...................       9,500       (9,500)        --           --           --                        --
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
  Operating expenses ....................     166,807       (9,500)     157,307      124,965      120,261       (3,917)     116,344
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------

   Operating income .....................      57,347       16,716       74,063       60,753       39,744        3,917       43,661
Interest expense, net ...................     (15,961)                  (15,961)     (12,141)     (18,522)       6,372      (12,150)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income before provision for income
  taxes, minority interest and
  extraordinary item..............             41,386       16,716       58,102       48,612       21,222       10,289       31,511
Provision for income taxes ..............      10,737        5,851       16,588       13,623        6,649          284        6,933
Minority interest .......................         248                       248         (401)        (933)                     (933)
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net income before extraordinary item.....      30,897       10,865       41,762       34,588       13,640       10,005       23,645
Extraordinary item, write-off of
debt issuance costs, net.................        --                        --           (912)      (3,915)       3,915         --
                                            ---------    ---------    ---------    ---------    ---------    ---------    ---------
   Net income ...........................   $  30,897    $  10,865    $  41,762    $  33,676    $   9,725    $  13,920    $  23,645
                                            =========    =========    =========    =========    =========    =========    =========

Results of Operations

     The following table sets forth, for the fiscal years indicated, the Company's results and adjusted results of operations as a percentage of net sales. Management's discussion of results of operations for the years ended March 31, 1997 and 1995 is based on the adjusted results of operations and the related percentages of net sales, because, in the opinion of the Company, a comparison of the historical results of operations for fiscal 1997 and 1995 is not meaningful due to the effects of certain transactions and non-recurring charges as noted above.

                                                     Fiscal year ended March 31,
                                                      -------------------------
                                                       1997      1996      1995
                                                      -----     -----     -----
                                                        %         %         %
Net sales ........................................    100.0     100.0     100.0
Cost of sales ....................................     52.7      52.1      53.7
                                                      -----     -----     -----
   Gross profit ..................................     47.3      47.9      46.3
Research and development expenses ................      3.6       3.4       4.1
Selling and marketing expenses ...................     18.9      17.1      17.7
General and administrative expenses ..............      9.7      11.7      11.9
                                                      -----     -----     -----
   Operating expenses ............................     32.2      32.2      33.7
                                                      -----     -----     -----
      Operating income ...........................     15.1      15.7      12.6
Interest expense, net ............................     (3.2)     (3.1)     (3.5)
   Income before provision for income taxes
     and minority interest .......................     11.9      12.6       9.1
Provision for income taxes .......................      3.4       3.6       2.0
Minority interest ................................      0.0      (0.1)     (0.3)
Extraordinary item ...............................      0.0      (0.2)      0.0
                                                      -----     -----     -----
   Net income ....................................      8.5       8.7       6.8
                                                      =====     =====     =====

Net Sales

     Net sales were $488.7 million in fiscal 1997, $387.7 million in fiscal 1996, and $345.6 million in fiscal 1995, reflecting a growth of 26.0% from fiscal 1996 to fiscal 1997 and 12.2% from fiscal 1995 to fiscal 1996. Using constant exchange rates, the percentage increase from fiscal 1996 to fiscal 1997 was 25.6%, and from fiscal 1995 to fiscal 1996 was 11.3%. The AO Acquisition, with nine months of AO net sales, amounting to $64.4 million, included in fiscal 1997 net sales, has had a significant impact on the net sales growth from fiscal 1996 to fiscal 1997. In addition, higher priced product growth has also contributed to the Company's net sales growth from fiscal 1996 to fiscal 1997 and from fiscal 1995 to fiscal 1996, led by the growth of Spectralite(R) and plastic photochromic products, offset in part by price and volume erosion in net sales of lower priced products. Higher priced products accounted for approximately 61% of net lens sales in fiscal 1997 compared to 57% in fiscal 1996 and 53% in fiscal 1995. Plastic photochromic lenses were first introduced in the United States in fiscal 1993, and launched in Europe, Australia and South America in fiscal 1995. Increased marketing and customer service efforts also contributed to the growth in other higher priced products. Improvements in world economies, particularly during fiscal 1995, also contributed to the growth in net sales during fiscal 1996. Net sales increases were achieved in all major market areas from fiscal 1996 to 1997 as follows: North America 22.7%, Europe 40.6% and Rest of World 15.9%. Net sales increases in major market areas from fiscal 1995 to 1996 were as follows: North America 12.7%, Europe 6.7% and Rest of World 18.3%. At constant exchange rates, net sales increases from fiscal 1996 to fiscal 1997 were: North America 22.9%, Europe 42.2% and Rest of World 12.1%, and from fiscal 1995 to fiscal 1996 were: North America 12.7%, Europe 3.5% and Rest of World 18.4%.

Gross Profit and Gross Margin

     Gross profit totaled $231.4 million, as adjusted, in fiscal 1997, $185.7 million in fiscal 1996, and $160.0 million in fiscal 1995, reflecting growths of 24.6% from fiscal 1996 to fiscal 1997 and 16.1% from fiscal 1995 to fiscal 1996. Gross profit as a percentage of net sales in fiscal 1997, as adjusted, fiscal 1996, and fiscal 1995, were 47.3%, 47.9%, and 46.3%, respectively. The gross profit as a percentage of net sales has decreased in fiscal 1997, as AO traditionally operates at lower gross margins than Sola on a standalone basis. In addition, the Company has incurred manufacturing start up costs in its new finished polycarbonate manufacturing operation acquired when the Company purchased Neolens Inc. in July 1996, and ramp up costs associated with new product offerings. Offsetting in part the aforementioned reductions, has been a continued shift towards higher value added products, and continued benefits from the Company's cost reduction program. During fiscal 1996 the Company benefited from reduced manufacturing costs at its Mexican facility arising from the weakness of the Mexican Peso, and from the Company's cost reduction program. In addition, improved sales mix and manufacturing improvements, offset in part by cost inflation in South America, contributed to the improved gross profit as a percentage of sales from fiscal 1995 to fiscal 1996. The Company continues to experience price competition, which can be severe in certain markets, particularly for standard products.

Operating Expenses

     Operating expenses totaled $157.3 million, as adjusted, in fiscal 1997, $125.0 million in fiscal 1996, and $116.3 million, as adjusted, in fiscal 1995, reflecting increases of 25.9% from fiscal 1996 to fiscal 1997 and 7.5% from fiscal 1995 to fiscal 1996. Research and development expenses for fiscal 1997, 1996 and 1995 represent 3.6%, 3.4% and 4.1%, respectively, of annual net sales, reflecting the Company's continued commitment to research and development of new products, new materials and processes. Because research and development expenditure in AO as a percentage of net sales is lower than that of Sola on a standalone basis, a reduced ratio of research and development expenses to net sales can be expected for the combined company in the future. The lower charge to research and development expenses in fiscal 1996 arose primarily from the transfer of a new product out of research and development and into production. Selling and marketing expenses were 18.9%, 17.1% and 17.7% of net sales in fiscal 1997, 1996 and 1995, respectively. During the fourth quarter of fiscal 1997 the Company introduced a new progressive lens design, Percepta(R), with a worldwide launch. Significant marketing expenditures associated with this launch were incurred primarily in the last two quarters of the fiscal year. The main reasons for the percentage decrease in selling and marketing expenses in fiscal 1996 over fiscal 1995 were savings achieved from lower distribution costs, primarily in North America, which caused selling and marketing expenses to grow at a slower rate than net sales. As a percentage of net sales, general and administrative expenses decreased to 9.7% in fiscal 1997 compared to 11.7% in fiscal 1996 and 11.9% in fiscal 1995. The lower percentage in fiscal 1997 compared to fiscal 1996 is primarily due to lower performance based management bonuses in fiscal 1997 and favorable foreign currency gains. In addition, the provisions for doubtful accounts in South America and Asia were significantly lower in fiscal 1997 compared to fiscal 1996. The decrease in administrative expenses in fiscal 1996 over fiscal 1995 includes reductions in performance based management bonuses offset by an increase in provisions for doubtful accounts reflecting the lengthening days sales outstanding in parts of South America and Asia. Operating expenses as a percentage of net sales in each of fiscal 1997, fiscal 1996 and fiscal 1995 were 32.2%, 32.2% and 33.7%, respectively.

Operating Income

     Operating income for fiscal 1997 totaled $74.1 million, as adjusted, an increase of $13.3 million over fiscal 1996 operating income of $60.8 million, or 21.9%. Operating income in fiscal 1996 reflected a growth of $17.1 million, or 39.1% over operating income of $43.7 million for fiscal 1995, as adjusted.

Net Interest Expense

     Net interest expense totaled $15.9 million for fiscal 1997, $12.1 million for fiscal 1996, and $12.1 million, as adjusted, for fiscal 1995. Interest expense was higher in fiscal 1997 than the fiscal 1996 level by approximately $3.8 million primarily as a result of indebtedness incurred to finance the AO and Neolens acquisitions offset by the lower interest rate under the New Credit Agreement and the reduction of debt from the proceeds of the equity public offering. Simultaneous with the AO Acquisition, the Company entered into a new bank credit facility with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions (see "--Liquidity and Capital Resources"). In July 1996, the Company issued 2.32 million shares of common stock in a public offering for which it received net proceeds of approximately $62.8 million.

Provision for Income Taxes

     The Company's combined state, federal and foreign tax rate was approximately 28.5% for fiscal 1997, as adjusted, compared to 28.6% for fiscal 1996 and 22.0% for fiscal 1995, as adjusted. The Company provided valuation allowances against fiscal 1994 net operating loss carryforwards in the United States, primarily as a result of the Acquisition, and against fiscal 1997, 1996, 1995 and 1994 net operating losses in Australia. The utilization of the United States valuation allowance has resulted in a reduced effective tax rate for fiscal 1997, 1996 and 1995. The net operating losses in Australia, which do not expire, are expected to exceed taxable profits in Australia in fiscal 1998. The valuation allowances provided against United States deferred tax assets have been fully reversed as of March 31, 1997, and therefore the Company expects its effective tax rate to increase in fiscal 1998 and beyond. The Company has deferred tax assets on its balance sheet as of March 31, 1997 amounting to approximately $19.2 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Extraordinary Item

     During fiscal 1996 the Company repurchased approximately $19.9 million principal amount at maturity of its 9 5/8% Senior Subordinated Notes due 2003. As a result of the repurchases the Company recorded an extraordinary charge of $0.9 million for fiscal 1996 resulting from the write-off of unamortized debt issuance costs and premium over accreted value. The repurchase was partly funded by borrowings under the Company's prior credit agreement and partly from excess cash arising from the IPO.

Net Income

     Net income for fiscal 1997 totaled $41.8 million, as adjusted, compared to $33.6 million for fiscal 1996 and $23.6 million, as adjusted, for fiscal 1995, increases of $8.2 million and $10.0 million, respectively. The growth in net income from fiscal 1996 to fiscal 1997, as adjusted, was 24.0% and from 1995, as adjusted, to fiscal 1996 was 42.4%.

Liquidity and Capital Resources

     The following analysis of the Company's cash flow statement reflects the historical results of the Company which have not been adjusted for the AO Acquisition, Acquisition or IPO.

     Operating activities generated $32.2 million in cash in fiscal 1997, compared with $30.8 million in fiscal 1996 and $18.5 million in fiscal 1995. Improved net income in fiscal 1997, after adding back one time non-recurring non-cash charges associated with the AO Acquisition, was offset in part by increases in inventories and accounts receivable. Accounts payable in fiscal 1997 increased in line with inventory growth. Significantly improved net income in fiscal 1996 was offset in part by increases in inventories and accounts receivable. Accounts payable, which increased in line with inventory growth, was partly offset by a reduction in accrued and other liabilities, primarily being expenditures on the Company's reorganization, provided for following the Acquisition in fiscal 1994.

     During fiscal 1997 inventories as a percentage of net sales grew to 28.4% (27.2% if a full year's net sales for AO are used) from 26.0% in the prior year. The growth in inventory levels has resulted from the introduction and regional spread of new products, resulting in both finished goods inventory growth and increased mold inventory requirements. The primary increase was caused by increases in inventories and molds to support the worldwide launch of a new progressive lens design, Percepta(R), in the fourth quarter of fiscal 1997. Accounts receivable as a percentage of net sales increased to 21.5% (20.5% if a full year's net sales for AO are used) in fiscal 1997 compared to 19.3% a year ago. During fiscal 1996 inventories as a percentage of net sales grew to 26.0% from 24.8% in the prior year resulting from the introduction of new products and regional spread of new products, causing both finished goods inventory growth and increased mold inventory requirements. Accounts receivable as a percentage of net sales decreased to 19.3% in fiscal 1996 compared to 20.2% in fiscal 1995. The accounts receivable growth from increased net sales in fiscal 1996 was offset by provisions for doubtful accounts reflecting the lengthening days sales outstanding in parts of South America and Asia.

     During fiscal 1997 net cash expended on investing activities amounted to $154.8 million. On June 19, 1996, the Company acquired substantially all of the worldwide ophthalmic business of AOC pursuant to the terms of the Purchase Agreement dated May 6, 1996 between the Company and AOC. The Company acquired AO for cash consideration of $103.6 million (together with the assumption of certain liabilities) (the "AO Acquisition"). The AO Acquisition was funded primarily through borrowings under the Company's New Credit Agreement, which borrowings were subsequently repaid in part with the proceeds of the equity public offering during July 1996. On July 2, 1996 the Company acquired Neolens, Inc. ("Neolens"), a Florida corporation that manufactures polycarbonate eyeglass lenses that has been a supplier to the Company. The Company acquired Neolens for cash consideration of approximately $15.5 million, including the assumption of Neolens debt ("Neolens Acquisition"). The Neolens Acquisition was funded through borrowings under the Company's New Credit Agreement. In addition, the Company spent approximately $30.0 million on capital expenditures primarily in the United States, Mexico, China and Brazil. The capital expenditure in fiscal 1997 were primarily to add production capacity. During fiscal 1996 net cash expended on investing activities was primarily for capital expenditures and increasing the Company's investment in its Venezuela joint venture. The capital expenditures in fiscal 1996 relate mainly to expansion of production capacity to accommodate higher volumes and the introduction of new products. On October 5, 1995, the Company increased its investment in its Venezuela joint venture, Sola de Venezuela Industria Optica, C.A. ("Sola Venezuela"), from 45% to 80%, which was effective from March 31, 1995. In addition, in March 1996, the Company exercised its option to acquire the remaining 20% of the shares in Sola Venezuela. The purchase price for all the shares, including the 20% option, and acquisition expenses, amounted to approximately $3.6 million and was paid in cash, $2.0 million in October 1995, and $1.6 million in March 1996. In addition to the $1.6 million cash purchase price of the final 20% of Sola Venezuela, Sola may be required to pay a contingent payment based on the growth in the net income of Sola Venezuela in fiscal 1998 over the net income of Sola Venezuela in fiscal 1995, although the contingent payment could be based on an earlier 12 month period. During fiscal 1995 capital expenditures amounted to $11.6 million. Management anticipates capital expenditures of $30 million to $40 million annually over the next several years, of which approximately $4 million annually is viewed as discretionary.

     Financing activities generated $125.6 million in fiscal 1997. During July 1996 the Company sold 2,320,000 additional shares of common stock at $28.625 per share through a public offering ("Offering"). The net proceeds from the Offering, after deducting expenses of the Offering, including discounts and commissions paid to the Underwriters, were approximately $62.8 million. The Company used such net proceeds to repay indebtedness which it incurred under the New Credit Agreement. Simultaneous with the closing of the AO Acquisition, the Company entered into a bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions, covering an aggregate amount of $180 million (the "New Credit Agreement"), replacing the Company's existing credit agreement. The New Credit Agreement is divided into three tranches which comprise: a five-year term loan of $30 million, a renewable three-year foreign currency revolving facility of $30 million, and a five-year US dollar revolver of $120 million. The term and revolving loan were made in order to finance a portion of the AO Acquisition and refinance existing facilities generally used for working capital. The foreign currency revolver matures on May 31, 1999 and the term loan and US dollar revolver both mature on May 31, 2001. As of March 31, 1997, $28.1 million was outstanding under the term loan, and $44.5 million outstanding under the revolvers. $105.5 million was available for future borrowings under the revolvers.

     Borrowings under the term loan facilities and the US dollar revolver (other than swing line loans, which may only be Base Rate Loans) may be made as Base Rate Loans or LIBO Rate Loans. Base Rate Loans bear interest at rates per annum equal to the higher of (a) 0.50% per annum above the latest Federal Funds Rate, or (b) the Bank of America Reference Rate. Base Rate Loans include a margin varying from 0% to 0.125% based on the Company's Funded Debt to EBITDA Ratio. LIBO Rate Loans bear interest at a rate per annum equal to the sum of the LIBO Rate and a margin varying from 0.500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Borrowings under the foreign currency revolver bear interest at rates per annum equal to the referenced currency's local IBOR plus a margin varying from 0.500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Local currency Base Rate Loans are also available at spreads similar to those described above for US Base Rate Loans. The term loan and U.S. dollar revolver currently bear interest at an initial rate of LIBOR plus 0.60% (approximately 6.30% as of March 31, 1997) and the foreign currency revolver bears an initial interest rate of the relevant local economy IBOR plus 0.60%.

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

     Financing activities were an outflow of $4.7 million in fiscal 1996. During the three months ended June 1995 the Company repurchased approximately $19.9 million principal amount at maturity of its 9 5/8% Senior Subordinated Notes due 2003. The repurchase was partly funded by borrowings under the prior credit agreement and partly from excess cash arising from the IPO. The Company may from time to time purchase additional Notes in the market or otherwise subject to market conditions. Net cash used in financing activities in fiscal 1995 amounted to $4.1 million. Of this amount $81.2 million represented net cash proceeds from the sale of approximately 5.4 million shares of common stock in the Company's initial public offering in March 1995. The funds derived from the IPO were used to pay down borrowings of $72.7 million under the Company's bank credit agreement and to pay AEA Investors Inc. $3.0 million for the termination of its management agreement with the Company, with the excess of $5.5 million added to working capital.

     On December 1, 1993, the Company issued $116.6 million principal amount at maturity of 9 5/8% Senior Subordinated Notes due 2003, from which it received gross proceeds of approximately $100 million and net proceeds of approximately $97 million, after deducting fees and expenses. Cash interest on the Notes is payable at the rate of 6% per annum of their principal amount at maturity through and including December 15, 1998, and after such date is payable at the rate of 9 5/8% per annum of their principal at maturity. Interest is payable on June 15 and December 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 1998, initially at 104.813% of their principal amount at maturity, plus accrued interest, declining to 100% of their principal amount at maturity, plus accrued interest, on or after December 15, 2000. The Indenture restricts the Company's ability to, among other things, incur indebtedness, declare or pay dividends or make certain other payments, create liens, utilize proceeds from an asset sale, conduct transactions with affiliates and issue capital stock of its subsidiaries.

     The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of March 31, 1997, the Company's total credit available under such facilities was approximately $30.0 million, of which $9.4 million had been utilized.

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

Currency Exchange Rates

     As a result of the Company's worldwide operations, currency exchange rate fluctuations tend to affect the Company's results of operations and financial position. The two principal effects of currency exchange rates on the Company's results of operations and financial position are (i) translation adjustments for subsidiaries where the local currency is the functional currency and (ii) translation adjustments for subsidiaries in hyper-inflationary countries.
Translation adjustments for functional local currencies have been made to shareholders' equity. For the fiscal years ended March 31, 1997, 1996 and 1995 such translation adjustments were approximately $(3.8) million, $(1.6) million, $4.4 million, respectively.

     During fiscal 1996 the Company benefited from reduced manufacturing costs at its Mexican facility arising from the weakness of the Mexican Peso. For translation adjustments of the Company's subsidiaries operating in hyper-inflationary countries, until recently primarily Brazil, the functional currency is determined to be the U.S. dollar, and therefore all translation adjustments are reflected in the Company's Statements of Operations. Commencing with the fourth quarter of fiscal 1997 the Company's operations in Mexico have been accounted for as hyper-inflationary economies. In hyper-inflationary environments, the Company generally protects margins by methods which include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible.

     Because a majority of the Company's debt is U.S. dollar denominated, the Company may hedge against certain currency fluctuations by entering into currency swaps (however certain currencies, such as the Brazilian Real, cannot be hedged), although no such swaps had been entered into as of March 31, 1997. As of March 31, 1997 certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments in amounts other than their home currency. The carrying amount of the forward contracts approximates fair value, which has been estimated based on current exchange rates. For further financial data of the Company's performance by region, see
Note 15 of Notes to Consolidated Financial Statements.

Seasonality

     The Company's business is somewhat seasonal, with third quarter results generally weaker than the other three quarters as a result of lower sales during the holiday season, and fourth quarter results generally the strongest.

Inflation

     Inflation continues to affect the cost of the goods and services used by the Company. The competitive environment in many markets limits the Company's ability to recover higher costs through increased selling prices, and the Company is subject to price erosion in many of its standard product lines. The Company seeks to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. Approximately 7.4% of the Company's net sales during fiscal 1997 were derived from its operations in South America, the majority of which are in Brazil, which has experienced periods of hyper-inflation. In June 1994, the Brazilian Government introduced a new currency, the Real, and adopted certain financial plans to reduce inflation in that country. From June 1994 through March 31, 1997, inflation has reduced to approximately 2% per month. For a description of the effects of inflation on the Company's reported revenues and profits and the measures taken by the Company in response to inflationary conditions, see--"Currency Exchange Rates" above.

Information Relating to Forward-Looking Statements

     This Form 10-K of the Company includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's development of new products, including, among others, Percepta, Spectralite, Access and Matrix,
(ii) the availability of raw materials for the Company's products, the costs of product introductions, and trends in sales growth (including growth related to new products), (iii) anticipated trends in the Company's business environment, including competitive and pricing pressures, (iv) the Company's ability to continue to control costs and maintain adequate standards of customer service and product quality and (v) future income tax rates and capital expenditures and working capital requirements. These forward looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The
Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of various factors including the "Factors Affecting Future Operating Results" included in Exhibit 99.1 of the Company's Form 10-K for the fiscal year ended March 31, 1997 and the factors described in "Business--Environmental Matters."

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1, and F3 through F-27 and the related financial statement schedule is set forth on page S-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of the Company's directors and executive officers. All directors hold office until the annual meeting of stockholders of the Company following their election or until their successors are duly elected and qualified. Officers are appointed by, and serve at the discretion of, the Board of Directors.

                      Name                          Age             Position
                      ----                          ---             --------
Irving S. Shapiro..............................     80     Chairman of the Board
Douglas D. Danforth............................     74     Director
Hamish Maxwell.................................     70     Director
Ruben F. Mettler...............................     73     Director
Maurice J. Cunniffe............................     64     Director
Jackson L. Schultz.............................     71     Director
A. William Hamill..............................     49     Director
John E. Heine..................................     53     President  and Chief Executive Officer,
                                                              Director
James H. Cox...................................     48     Executive Vice President, Assistant
                                                              Secretary and Assistant Treasurer;
                                                              President, Sola Optical USA
Ian S. Gillies.................................     55     Vice President, Administration, Chief
                                                              Financial Officer, Secretary and
                                                              Treasurer
Stephen J. Lee.................................     44     Vice President, Human Resources
Barry J. Packham...............................     50     Vice President, Manufacturing
                                                              Development
Colin M. Perrott...............................     50     Vice President, Technology and
                                                              Development
John J. Bastian................................     45     Vice President, Regional Director, Australia
Theodore Gioia.................................     39     Vice President, Strategic Planning
Adrian Walker..................................     44     Vice President, Regional Director, Asia
Mark T. Mackenzie..............................     47     Vice President, Regional Director, Europe
Alan S. Vaughan................................     53     Vice President, Worldwide Rx Operations

     The principal occupations and positions for at least the past five years of each of the directors and executive officers of the Company are as follows (references to the Company include its predecessors):

     Irving S. Shapiro has been Chairman of the Board of the Company since December 1994. Mr. Shapiro is Of Counsel to Skadden, Arps, Slate, Meagher & Flom LLP. He was Chairman and Chief Executive Officer of E.I. du Pont de Nemours and Company from 1974 to 1981. He is Chairman of the Board of the Howard Hughes Medical Institute and of Marvin & Palmer Associates, Inc., and is a director of J.P. Morgan Florida Federal Savings Bank, Pediatric Services of America Inc., and Gliatech, Inc.

     Douglas D. Danforth has been a director of the Company since December 1994. He was Chairman and Chief Executive Officer of Westinghouse Electric Corporation from 1983 to 1987. He is a director of Travelers, Inc., and Daltile Inc.

     Hamish Maxwell has been a director of the Company since December 1994. Mr. Maxwell was Chairman of the Executive Committee of the Board of Directors of Philip Morris Companies Inc. from September 1991 through April 1995 and was Chairman and Chief Executive Officer of such company from 1984 to 1991. He is a director of Bankers Trust Company, Bankers Trust New York Corporation and The News Corporation Limited, and Chairman of WPP Group plc.

     Ruben F. Mettler has been a director of the Company since December 1994. He was Chairman and Chief Executive Officer of TRW Inc. from 1977 to 1988.

     Maurice J.  Cunniffe  has been a director  of the Company  since  December,
1996.  He  is  Chairman  and  Chief  Executive   Officer  of  American   Optical
Corporation, a company of which he has been sole shareholder since 1982.

     Jackson L. Schultz has been a director of the Company since November 1995. Mr. Schultz joined Wells Fargo Bank in 1970, retiring in 1990 as Senior Vice President responsible for Public and Governmental Affairs. Mr. Schultz remains a consultant to the bank. Mr. Schultz is also a director of The San Francisco Company.

     A. William Hamill has been a director of the Company since December, 1996. Mr. Hamill is Executive Vice President and Chief Financial Officer of Union Camp Corporation, which he joined in 1996. From 1993 through 1996, he was a partner in SCI Investors Inc. and a director of Custom Papers Group Inc. From 1991 to 1993, he was Senior Vice President and Chief Financial Officer of Specialty Coatings International Inc.. From 1975 through 1990, Mr. Hamill was with Morgan Stanley & Co. Incorporated, where he was a Managing Director.

     John E. Heine has served as Chief Executive Officer and President of the Company since November 1981 and served as Chairman of the Board of the Company from September 1993 to December 1994. Mr. Heine joined the Company in 1981 as Managing Director of Sola International Holdings, Ltd. and previously held general management positions with Southern Farmers Holdings, Ltd. in Adelaide and H.J. Heinz in Melbourne, Australia.

     James H. Cox was appointed Executive Vice President in December 1996, Assistant Secretary and Assistant Treasurer of the Company in September 1993 and President of Sola Optical USA, the Company's North American eyeglass lens business in 1991. He joined the Company as Vice President, Manufacturing in 1985. Mr. Cox was formerly Executive Vice President of Operations with Bausch & Lomb's Consumer Products Division.

     Ian S. Gillies was appointed Vice President, Administration in December 1996, and continues as Chief Financial Officer, Secretary and Treasurer. Mr. Gillies held the position of Vice President, Finance, Chief Financial Officer and Treasurer of the Company from 1991 to 1996. Prior to 1991 Mr. Gillies was the Regional Director of the Company's European operations and Managing Director of Pilkington Ophthalmic Products. Mr. Gillies joined Pilkington in 1966. Mr. Gillies was appointed Secretary of the Company in September 1995.

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

     Adrian P. Walker joined the Company as Regional Director, Asia in November 1996. Mr. Walker held a number of general management positions with subsidiaries of BTR plc. from March 1980 to November 1996. He was most recently General Manager of ACI Laminates and Insulations, based in Melbourne, Australia from July 1995 to October 1996. From August 1992 to July 1995 he was Managing Director of Dunlop Slazenger (Far East), in Malaysia, and from April 1985 to July 1992 was General Manager, Serck Services (Gulf) Ltd., in the United Arab Emirates.

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

Item 11.      EXECUTIVE COMPENSATION

     The following table sets forth in summary form all compensation for all services rendered in all capacities to the Company paid or accrued during fiscal
1997, 1996 and 1995, to the Chief Executive Officer of the Company and to the four other most highly compensated executive officers of the Company whose total annual salary and bonus exceeds $100,000 (collectively, with the Chief Executive
Officer, the "Named Executive Officers").

                                                               Summary Compensation Table
                                                                                                        Long Term
                                                                                                      Compensation
                                                                                                          Awards
                                                                                                      --------------
                                                                    Annual  Compensation                Securities
                                                        ----------------------------------------------- Underlying
       Name and                                                                       Other Annual        Options/     All Other
  Principal Position                         Year       Salary ($)      Bonus ($)   Compensation (1)($)   SARs (#)  Compensation ($)
  ------------------                         ----       ----------      ---------   -------------------   --------  ----------------
John E. Heine                                1997        $460,661        $206,057        $102,102            --            --  (2)
   President                                 1996         430,048         432,427         103,592            --            --
   and Chief                                 1995         425,240         704,521         148,463            --            --
   Executive Officer

James H. Cox                                 1997        $302,329        $ 81,540        $  4,810           5,000         4,500(3)
   Executive Vice                            1996         261,725         207,368           4,192            --           4,072
   President,                                1995         257,824         293,017           5,749            --           9,283
   Assistant
   Secretary and
   Assistant
   Treasurer;
   President, Sola
   Optical USA

Colin M. Perrott                             1997        $248,948        $ 85,422        $ 83,262            --            --  (2)
   Vice President,                           1996         235,870         168,961          93,756            --            --
   Technology                                1995         232,601         275,260         165,916            --            --
   and Development

Ian S. Gillies                               1997        $225,701        $ 77,340        $ 76,481            --          $4,500(3)
   Vice President,                           1996         213,624         152,075          96,290            --           4,620
   Finance, Chief                            1995         209,355         247,751          98,470            --           4,711
   Financial Officer,
   Secretary and
   Treasurer

Stephen J. Lee                               1997        $225,261        $ 76,346        $ 91,789            --          $4,500(3)
   Vice President,                           1996         209,923         150,151          89,473            --           4,500
   Human Resources                           1995         206,705         244,759         112,049            --           3,101

----------
(1) The amounts indicated for Messrs. Heine, Perrott, Gillies and Lee include an expatriate accommodation allowance and benefits package of $117,509, $112,584, $73,534 and $77,791, respectively, for fiscal 1995, $78,445,
     $67,277, $68,281, and $64,341,  respectively, for fiscal 1996, and $83,330,
     $58,853, $58,497, and $62,455, respectively, for fiscal 1997.

(2) In lieu of participation in the Sola Optical Australia Superannuation Plan, Messrs. Heine and Perrott earn equivalent pensions under separate
     Expatriate  Superannuation  Agreements  with the  Company.  See  "--Pension
     Plan".



(3) Messrs. Cox, Gillies, and Lee deferred portions of their annual salary pursuant to the Sola Optical USA 401(K) Savings Plan. The amounts shown represent cash contributions made by the Company to the plan for the account of such Named Executive Officers for fiscal 1997 in the amounts of $4,500, $4,500, and $4,500, respectively.

Option Exercise Table

     The following table sets forth the number of shares covered by both exercisable and unexercisable options granted to the Named Executive Officers under the Company's option plans as of March 31, 1997. No options were exercised by the Named Executive Officers during fiscal 1997.

                                Aggregated Option/SAR Exercises in Last Fiscal Year

                                       and Fiscal Year-End Option/SAR Values

                         Number of Securities Underlying Unexercised          Value of Unexercised In-the-Money
                               Options/SARs at Fiscal Year-End               Options/SARs at Fiscal Year-End (1)
                               -------------------------------               -----------------------------------

        Name                Exercisable            Unexercisable            Exercisable           Unexercisable
        ----                -----------            -------------            -----------           -------------
John E. Heine                 317,809                   79,452                 4,263,402              1,065,850

James H. Cox                   90,816                   26,454                 1,204,882                301,220

Colin M. Perrott               69,093                   17,273                   926,875                231,719

Ian S. Gillies                 89,816                   22,454                 1,204,882                301,220

Stephen J. Lee                 69,093                   17,273                   926,880                231,720

----------
(1) Values for "in-the-money" Existing Options represent the positive spread between $9.71, the exercise price of outstanding Existing Options, and the closing price of $23.125 per share of Common Stock of the Company at March 31, 1997, as reported on the New York Stock Exchange. Mr. Cox's options under the International Stock Option Plan were not "in-the-money" as of March 31, 1997.


Option Grant Table

    The  following  table sets forth the  number of  options  granted  the Named
    Executive Officers under the Company's option plans during fiscal 1997. No options were exercised by the Named Executive Officers during fiscal 1997.


                                         Option/SAR Grants in Last Fiscal Year


                                               Individual Grants
                         -----------------------------------------------------
                                                                                          Potential Realizable
                          Number of    Percent Of Total                                    Value At Assumed
                         Securities      Options/ SARs                                 Annual Rates Of  Stock Price
                         Underlying       Granted To     Exercise Or                   Appreciation For Options Term
                        Options/SARs     Employees In     Base Price   Expiration      -------------------------
         Name            Granted (#)      Fiscal Year       ($/Sh)        Date          5% ($)            10% ($)
         ----            -----------      -----------       ------        ----         -----             -------
John E. Heine                --               --             --           --             --                 --
James H. Cox                5,000            1.3%          $35.88       12/6/06        292,224            465,317
Colin M. Perrott             --               --             --           --             --                 --
Ian S. Gillies               --               --             --           --             --                 --
Stephen J. Lee               --               --             --           --             --                 --

Employment Agreements

     The Company and Mr. Heine entered into a severance agreement dated November 20, 1996. If the Company elects to terminate Mr. Heine's employment other than for Cause (cause is defined as, willful misconduct; neglect of duties, or any act or omission any or all of which materially adversely affect the Company's business; or conviction of a felony) or if Mr. Heine terminates his employment under certain circumstances, the Company is required to continue his compensation, including annual salary and an average of the past three years Management Incentive Plan payments made to him, for a 24 month period. In addition, for a 24 month period Mr. Heine may continue to participate in any and all benefit plans the Company regularly provides its other executives including, but not limited to, health, dental, vision, pension and other retirement plans, and receive outplacement assistance and consultation up to a maximum of $25,000. If, within two years of a change in control (as defined in the agreement), the Company elects to terminate Mr. Heine's employment other than for cause or if Mr. Heine terminates his employment with the Company under certain circumstances, the Company shall pay Mr. Heine in cash an amount equal to 2.99 times the sum of the amount of Mr. Heine's annual salary in effect immediately prior to the date of such termination plus the average of the Management Incentive Plan compensation paid to him over the immediately prior three years. The agreement also contains covenants not to compete, covenants not to solicit, and invention assignment, and confidentiality clauses.

     The Company and each of the Messrs. Cox, Perrott, Gillies and Lee is party to an employment agreement, each dated as of February 26, 1993. Each agreement has an initial term of three years and is automatically extended for an indefinite term unless terminated upon prior notice by either party. If the Company elects not to extend the term of an agreement or to terminate an agreement subsequent to the initial term other than for Cause (i.e., a material breach by the officer of the terms of his employment agreement, failure to perform his duties as an officer of the Company or commission of fraud or willful misconduct), the Company is required to give 12 months' notice. Each agreement provides for an annual base salary at a rate not less than the rate in effect on the date of the agreement. Such salaries are subject to discretionary increases in accordance with the Company's normal review procedures and policies. The agreements also provide for participation in various other plans and programs provided by the Company. In the event of a transfer of all or substantially all of the stock or assets of the Company in a privately negotiated transaction, the Company will assign its obligations under the employment agreements to the transferee. For purposes of assignment and transfer provisions in the agreements, a sale of stock of the Company as part of a public offering will not be treated as pursuant to a privately negotiated transaction.

     Each of the agreements provides that the Company has no further obligations under such agreement (other than for salary through the officer's termination date) in the event of an officer's termination by the Company for Cause, by the officer for other than Good Reason (i.e., diminution of the officer's responsibilities within the Company) or as a result of the officer's death or disability. If an officer is terminated by the Company for reason other than Cause or if the officer terminates his employment for Good Reason, the Company is required to continue to pay the salary of such officer until the later of the expiration of (i) the original term of the agreement or (ii) the 12-month period commencing with the date of termination.

Pension Plan

     Prior to the Acquisition, Mr. Cox was a participant in the Pilkington Visioncare Pension Plan. In connection with the Acquisition, the Company implemented the Sola Optical Pension Plan, which is currently intended, together with the Pilkington Visioncare Pension Plan, to provide substantially the same benefit that would have been payable had Mr. Cox continued active participation under the Pilkington Visioncare Pension Plan, as it existed on December 1, 1993, until retirement. To that end, retirement benefits under the basic formula of the Sola Optical Pension Plan currently are substantially identical to the Pilkington Visioncare Pension Plan for a given level of compensation and service. Messrs. Heine and Perrott do not participate in the Sola Optical Pension Plan. In lieu of their participation in the Sola Optical Australia Superannuation Plan, Messrs. Heine and Perrott earn equivalent pensions under separate Expatriate Superannuation Agreements with the Company. Under those agreements, the Company will be required to make a lump sum payment for the benefit of each of Messrs. Heine and Perrott upon their termination of service or retirement from the Company based on the benefits they would have accrued under the Sola Optical Superannuation Plan had they continued their participation therein. Payments under the Sola Optical Australia plan generally are based on years of service and final average compensation. The estimated lump sum benefits for the benefit of Messrs. Heine and Perrott upon normal retirement from the Company at age 65 are Australian $2,288,000 and Australian $1,385,000, respectively (U.S. $1,790,000 and U.S. $1,034,000, based on a conversion rate of 1.278 Australian $ to the U.S. $). Mr. Gillies and Mr. Lee did not participate in the Pilkington Visioncare Pension Plan; however, they do participate in the Sola Optical Pension Plan.

     The following table shows estimated annual benefits payable upon retirement to Messrs. Cox, Gillies and Lee under the Sola Optical Pension Plan in combination (to the extent applicable) with the Pilkington Visioncare Pension
Plan. The Sola Optical Pension Plan will provide the amount of the benefit in excess of a portion of the amount accrued under the Pilkington Visioncare
Pension Plan as of December 1, 1993; assuming retirement at age 65, the amount of annual benefit payable by the Pilkington Visioncare Pension Plan to Mr. Cox which will be offset from the Sola Optical Pension Plan will be $16,929.48.
Assets of the Pilkington Visioncare Pension Plan were not transferred to the Company from Pilkington in connection with the sale of the Company from Pilkington and the Company has no obligation under the Pilkington Visioncare
Pension Plan.

                                                Pension Plan Table
                                                   Years of Service
      Remuneration              15               20                25                 30               35
      ------------          -----------      ----------        ----------        -----------      -----------
        $125,000              $26,740          $35,653          $44,566            $53,479          $62,392
         150,000               32,462           43,283           54,103             64,924           75,745
         175,000               32,462           43,283           54,103             64,924           75,745
         200,000               32,462           43,283           54,103             64,924           75,745
         225,000               32,462           43,283           54,103             64,924           75,745
         250,000               32,462           43,283           54,103             64,924           75,745
         300,000               32,462           43,283           54,103             64,924           75,745
         350,000               32,462           43,283           54,103             64,924           75,745
         400,000               32,462           43,283           54,103             64,924           75,745
         450,000               32,462           43,283           54,103             64,924           75,745
         500,000               32,462           43,283           54,103             64,924           75,745

     The years of credited service as of March 31, 1996 for Messrs. Cox, Gillies, and Lee are 11.25, 3.33, and 3.33 respectively.

     Benefits under the Sola Optical Pension Plan are not offset by Social Security benefits. The amounts shown are based upon certain assumptions, including retirement of the employee at exact age 65 on March 31, 1997 and payment of the benefit under the basic form of the Sola Optical Pension Plan, a single life annuity for the life of the participant. The amounts will change if the payment is made under any other form permitted by the Sola Optical Pension Plan, or if an employee's retirement occurs after March 31, 1997, since the Social Security Wage Base of such an employee (one of the factors used in computing the annual retirement benefits) will reflect higher Social Security tax bases for years after 1997. The Sola Optical Pension Plan provides a higher level of benefits for the portion of compensation above the compensation levels on which Social Security benefits are based.

     The remuneration levels shown represent the five year average of annual compensation covered by the Sola Optical Pension Plan as of March 31, 1997.
Compensation covered by the Sola Optical Pension Plan includes regular base salary, hourly wages, shift differentials, overtime, vacation and sick leave pay, commissions, sales bonus, amounts deferred under any tax qualified plan of the Company and amounts paid pursuant to management bonus plans or other formally adopted incentive compensation plans. The current compensation covered by the Sola Optical Pension Plan for Messrs. Cox, Gillies and Lee differs substantially (by more than 10%) from that set forth in the Summary Compensation Table under the aggregate of the "Salary" and "Bonus" columns because the amount of compensation which may be covered under a tax qualified pension plan is limited by the Internal Revenue Code.

     The pension amounts shown for remuneration in excess of the compensation cap ($150,000 for 1996) are based upon the compensation cap in each year, as required by law. The IRC Section 415 defined limit was $125,000 for 1997, but it did not provide any further limitation on the amounts calculated.

Director Compensation

     Directors who are full time employees of the Company receive no compensation for serving on the Board of Directors or its committees. During fiscal 1997, directors received an annual fee of $20,000, except for the Chairman who received an annual fee of $40,000, and $500 for each Board meeting attended. During fiscal 1998, directors will receive an annual fee of $20,000, except for the Chairman who will receive an annual fee of $40,000, and $500 for each Board meeting attended. In April 1996 the Board of Directors amended the International Stock Option Plan, which amendment was ratified by the Shareholders on August 16, 1996, to permit non-employee directors to receive all or a portion of their retainer fee in options to acquire shares of Common Stock, which amendments were ratified by the shareholders of the Company at the annual general meeting in August 1996. Directors are reimbursed for traveling costs and other out-of-pocket expenses incurred in attending such meetings. Directors who serve on the Audit Committee or the Compensation Committee receive no additional compensation for committee meetings held on the same date as a Board meeting and received $500 in fiscal 1997 (and will receive $500 in fiscal 1998) for each committee meeting held on a date on which there is or was no Board meeting.

Compensation Committee Interlocks and Insider Participation

     Decisions with respect to compensation are made by the Compensation Committee of the Company. The members of the Compensation Committee as of March 31, 1997 were Hamish Maxwell, Ruben F. Mettler, and Irving S. Shapiro (an officio). Lawrence Za Yu Moh served as a member of the Compensation Committee during part of fiscal 1997 and resigned as a director for the Company during fiscal 1997. Dr. Mettler will not be standing for re-election to the Board of Directors.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by (a) each person who is known to the Company to be the beneficial owner of more than five percent as of May 30, 1997 of the Company's Common Stock (based on a review by the Company of filings with the Securities and Exchange Commission), (b) each director of the Company, (c) each of the executive officers named in the Summary Compensation Table and (d) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them, except to the extent such power may be shared with a spouse.

                                                    Number of Shares
                                                     Beneficially    Percentage
Name                                                    Owned        of Class(1)
----                                                    -----        -----------
5% Stockholders:
J. & W. Seligman & Co. Inc. ........................
     100 Park Avenue
     New York, NY 10007 ............................    1,378,435        5.7
John W. Bristol & Co. ..............................
     41st Floor, 233 Broadway
     New York, N.Y. 10279 ..........................    1,252,790        5.2
Directors:
Irving S. Shapiro(2) ...............................       20,036          *
Douglas D. Danforth(3) .............................       17,232          *
John E. Heine(4) ...................................      391,184        1.6
Hamish Maxwell(5) ..................................       70,083          *
Ruben F. Mettler(6) ................................       14,935          *
Maurice J. Cunniffe ................................       40,000
Jackson L. Schultz(7) ..............................        3,454          *
A. William Hamill ..................................        3,000
Named Executive Officers:
James H. Cox(8) ....................................      124,003          *
Ian S. Gillies(9) ..................................      116,466          *
Colin M. Perrott(10) ...............................       97,873          *
Stephen J. Lee(11) .................................       97,263
All directors and executive officers
     as a group (19 persons)(12) ...................    1,382,964        5.5
----------
  * The percentage of shares of Common Stock beneficially owned does not exceed one percent of the outstanding shares of Common Stock.

  (1) Based on 24,266,752 shares of Common Stock outstanding on May 30, 1997. Calculations of percentage of beneficial ownership assume the exercise by only the respective named stockholder of all options for the purchase of Common Stock held by such stockholder which are exercisable within 60 days of May 30, 1997.

  (2) Mr. Shapiro's shares are held by a trust of which Mr. Shapiro is both trustee and sole beneficiary. Includes 825 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days from May 30, 1997.

  (3) Includes 413 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days from May 30, 1997.

  (4) Includes 317,809 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days from May 30, 1997 and 73,375 shares of Common Stock held by a trust for which Mr. Heine and members of his family are trustees and beneficiaries. Mr. Heine is also a Named Executive Officer.

  (5) Includes 83 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days from May 30, 1997.

  (6) Includes 413 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days from May 30, 1997. Dr. Mettler will not be standing for re-election to the Board of Directors.

  (7) Includes 454 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days from May 30, 1997.

  (8) Includes 90,816 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days from May 30, 1997.

  (9) Includes 89,816 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days from May 30, 1997.

 (10) Includes 69,093 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days from May 30, 1997.

 (11) Includes 69,093 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days from May 30, 1997.

 (12) Includes shares held by Mr. Peter Kendall, who was an executive officer on May 30, 1997 and subsequently terminated his employment with the Company.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into agreements to provide indemnification for its directors and executive officers in addition to the indemnification provided for in the Company's Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws. The Company has also purchased directors and officers insurance for its directors and executive officers.

     On June 19, 1996, the Company acquired substantially all of the worldwide ophthalmic business of American Optical Corporation pursuant to the terms of the Purchase Agreement dated as of May 6, 1996 between the Company and AOC. Mr. Maurice J. Cunniffe, a director of the Company from December 5, 1996, is sole shareholder of AOC.

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


(a)  Documents Filed as Part of this Report:

         1.   Financial   Statements.   See  Index  to  Consolidated   Financial
              Statements and Financial Statement Schedules included on page F-1.

         2. Financial Statement Schedules. See "Schedule II - Valuation and Qualifying Accounts" included on page S-1.

         3.   List of Exhibits. See Index of Exhibits included on page E-1.

(b)  Reports on Form 8-K:

     During the quarter ended March 31, 1997, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SOLA INTERNATIONAL INC.
                                            (Registrant)


Date: June 12, 1997                         By: /s/ Ian S. Gillies
                                               ------------------------
                                               Ian S. Gillies
                                               Vice  President,  Administration,
                                               Chief Financial Officer,
                                               Secretary and Treasurer

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


                  Signature                                      Title                                 Date
                  ---------                                      -----                                 ----

/s/ Irving S. Shapiro
---------------------                           Chairman of the Board                             June 12, 1997
Irving S. Shapiro

/s/ John E. Heine
-----------------                               President and Chief Executive Officer,            June 12, 1997
John E. Heine                                   Director (Principal Executive Officer)

/s/ Ian S. Gillies
------------------                              Vice President, Administration, Chief             June 12, 1997
Ian S. Gillies                                  Financial Officer, Secretary and
                                                Treasurer (Principal Financial and
                                                Accounting Officer)

/s/ Douglas D. Danforth
-----------------------                         Director                                          June 12, 1997
Douglas D. Danforth

/s/ Hamish Maxwell
------------------                              Director                                          June 12, 1997
Hamish Maxwell

/s/ Ruben F. Mettler
--------------------                            Director                                          June 12, 1997
Ruben F. Mettler



/s/ Maurice J. Cunniffe
-----------------------                         Director                                          June 12, 1997
Maurice J. Cunniffe

 /s/ A. William Hamill
----------------------                          Director                                          June 12, 1997
A. William Hamill

/s/ Jackson L. Schultz
----------------------                          Director                                          June 12, 1997
Jackson L. Schultz

                             SOLA INTERNATIONAL INC.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
   Report of Ernst & Young LLP, Independent Auditors........................F-2

   Consolidated Balance Sheets as of March 31, 1997 and 1996................F-3

   Consolidated Statements of Income for the years ended
       March 31, 1997, 1996 and 1995........................................F-4

   Consolidated Statements of Shareholders' Equity for the
       years ended March 31, 1997, 1996 and 1995............................F-5

   Consolidated  Statements  of Cash Flows for the years
       ended  March 31,  1997, 1996 and 1995................................F-6

   Notes to Consolidated Financial Statements...............................F-7

   Quarterly Financial Data (unaudited).....................................F-29

   Financial Statement Schedule.............................................S-1

                Report of Ernst & Young LLP, Independent Auditors



Board of Directors and Shareholders

Sola International Inc.

     We have audited the accompanying consolidated balance sheets of Sola International Inc. as of March 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the index at item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sola International Inc. as of March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ ERNST & YOUNG LLP


Palo Alto, California

May 6, 1997

                                              SOLA INTERNATIONAL INC.

                                            CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except per share data)

                                                                                           March 31,
                                                                                   ------------------------
                              ASSETS                                                 1997            1996
                                                                                   --------        --------
Current assets:
   Cash and cash equivalents...........................................            $ 24,401        $ 22,394
   Trade accounts receivable, less allowance for doubtful accounts of
      $4,030 and $5,424 at March 31, 1997 and 1996, respectively.......             104,960          74,845
   Inventories.........................................................             138,634         100,707
   Deferred income taxes...............................................              10,686           7,491
   Prepaids and other current assets...................................               3,539           1,861
                                                                                   --------        --------
      Total current assets.............................................             282,220         207,298
Property, plant and equipment, at cost, less accumulated depreciation
      and amortization.................................................             110,477          79,582
Deferred income taxes..................................................               8,557           6,800
Debt issuance costs, net...............................................               2,773           1,907
Goodwill and other intangibles, net....................................             200,734         120,352
Other assets...........................................................                 747             910
                                                                                   --------        --------
      Total assets.....................................................            $605,508        $416,849
                                                                                   ========        ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Current liabilities:
   Notes payable to banks..............................................             $ 9,422        $ 13,722
   Current portion of long-term debt...................................               9,991           3,681
   Accounts payable....................................................              56,747          39,415
   Accrued liabilities.................................................              29,557          20,167
   Accrued reorganization and acquisition expenses.....................               9,134           9,746
   Accrued payroll and related compensation............................              25,836          22,560
   Income taxes payable................................................                 467           1,090
   Deferred income taxes...............................................               1,261             461
                                                                                   --------        --------
      Total current liabilities........................................             142,415         110,842
Long-term debt, less current portion...................................               3,555           3,360
Bank debt, less current portion........................................              67,938           6,000
Senior subordinated notes..............................................              91,304          88,530
Deferred income taxes..................................................               4,384           4,990
Other liabilities......................................................              11,614          10,886
                                                                                   --------        --------
      Total liabilities................................................             321,210         224,608
Commitments and contingencies
Shareholders' equity
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares                  --              --
      issued...........................................................
Common stock, $0.01 par value; 50,000 shares authorized; 24,263 shares
      (21,797 shares as of March 31, 1996) issued and outstanding......                 243             218
Additional paid-in capital.............................................             271,167         206,412
Equity participation loans.............................................                (270)           (421)
Retained earnings/(Accumulated deficit)................................              12,904         (17,993)
Cumulative foreign currency adjustments................................                 254           4,025
                                                                                   --------        --------
      Total shareholders' equity.......................................             284,298         192,241
      Total liabilities and shareholders' equity.......................            $605,508        $416,849
                                                                                   =========       ========

                      The accompanying notes are an integral part of these financial statements.

                                                       SOLA INTERNATIONAL INC.


                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                (in thousands, except per share data)

                                                                                 Year Ended          Year Ended           Year Ended
                                                                                  March 31,            March 31,           March 31,
                                                                                   1997                 1996                 1995
Net sales ...........................................................           $ 488,689            $ 387,709            $ 345,631
Cost of sales .......................................................             264,535              201,991              185,626
                                                                                ---------            ---------            ---------
   Gross profit .....................................................             224,154              185,718              160,005
                                                                                ---------            ---------            ---------
Research and development expenses ...................................              17,539               13,329               14,051
Selling and marketing expenses ......................................              92,387               66,345               61,143
General and administrative expenses .................................              47,381               45,291               45,067
In-process research and development
   expense ..........................................................               9,500                 --                   --
                                                                                ---------            ---------            ---------
   Operating expenses ...............................................             166,807              124,965              120,261
                                                                                ---------            ---------            ---------
      Operating income ..............................................              57,347               60,753               39,744
Interest income .....................................................                 640                  544                  470
Interest expense ....................................................             (16,601)             (12,685)             (18,992)
                                                                                ---------            ---------            ---------
   Income before provision for income taxes,
      minority interest and extraordinary item ......................              41,386               48,612               21,222
Provision for income taxes ..........................................              10,737               13,623                6,649
Minority interest ...................................................                 248                 (401)                (933)
                                                                                ---------            ---------            ---------
   Income before extraordinary item .................................              30,897               34,588               13,640
Extraordinary item, repurchase of senior
   subordinated notes (1995 - write-off of
   debt issuance costs), net of tax .................................                --                   (912)              (3,915)
                                                                                ---------            ---------            ---------
Net income ..........................................................           $  30,897            $  33,676            $   9,725
                                                                                =========            =========            =========

Earnings (loss) per share:
      Income before extraordinary item ..............................           $    1.24            $    1.51            $    0.78
      Extraordinary item ............................................                --                  (0.04)               (0.22)
                                                                                ---------            ---------            ---------
      Net income ....................................................           $    1.24            $    1.47            $    0.56
                                                                                =========            =========            =========
Weighted average number of shares outstanding .......................              24,859               22,944               17,516
                                                                                =========            =========            =========

                      The accompanying notes are an integral part of these financial statements.

                                              SOLA INTERNATIONAL INC.

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (in thousands, except per share data)

                                                                                                    Cumulative
                                                                                    Retained         Foreign
                                                         Additional     Equity      Earnings/        Currency        Total
                                         Common Stock     Paid-in    Participation (Accumulated     Translation   Shareholders'
                                        Shares    Value   Capital        Loans       Deficit)       Adjustments      Equity
                                       -------- --------  --------      --------     --------         --------      ---------
Balances, March 31, 1994 (restated)     16,319   $163     $124,779     $(1,304)     $(61,394)         $1,251         $63,495
58 shares of $0.01 par value common
   stock issued for cash and Equity
   participation loans..............        58      1          447         (86)                                          362
Repayment of Equity participation
   loans............................                                       295                                           295
Initial Public Offering of 5,403
   shares of $0.01 par value common
   stock, net of offering expenses..     5,403     54       81,127                                                    81,181
Cumulative translation adjustments..                                                                   4,385           4,385
Net income..........................                                                   9,725                           9,725
                                       -------- --------  --------      --------     --------         --------      ---------
Balances, March 31, 1995............    21,780    218      206,353      (1,095)      (51,669)          5,636         159,443
17 shares of $0.01 par value common
   stock issued under stock option
   plans............................        17    --            59                                                        59
Repayment of Equity participation
   loans............................                                       674                                           674
Cumulative translation adjustments..                                                                  (1,611)          (1,611)
Net income..........................                                                  33,676                           33,676
                                       -------- --------  --------      --------     --------         --------      ---------
Balances, March 31, 1996............    21,797    218      206,412        (421)      (17,993)          4,025          192,241
Public Offering of 2,320 shares of
   $0.01 par value common stock,
   net of offering expenses.........     2,320     23       62,742                                                     62,765
146 shares of $0.01 par value
   common stock issued under stock
   option plans.....................       146      2        1,747                                                      1,749
Tax benefit from exercise of stock
   options..........................                          266                                                         266
Repayment of Equity participation
   loans............................                                       151                                            151
Cumulative translation adjustments..                                                                  (3,771)          (3,771)
Net income..........................                                                  30,897                           30,897
                                       -------- --------  --------      --------     --------         --------      ---------
Balances, March 31, 1997............    24,263   $243     $271,167       $(270)      $12,904            $254         $284,298
                                       ======== ========  ========      ========     ========         ========      =========

                      The accompanying notes are an integral part of these financial statements.

                                                       SOLA INTERNATIONAL INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)


                                                                                 Year Ended          Year Ended          Year Ended
                                                                                  March 31,           March 31,           March 31,
                                                                                    1997                1996                1995
                                                                                  ---------           ---------           ---------
Cash flows from operating activities:
Net income .............................................................          $  30,897           $  33,676           $   9,725
Adjustments  to  reconcile  net  income
    to  net  cash  provided  by  operating
    activities:
Depreciation and amortization ..........................................             21,595              17,247              20,981
Inventory write-up .....................................................              7,216                --                  --
In-process research and development ....................................              9,500                --                  --
Provision for excess and obsolete inventory ............................              1,593               1,090               1,981
Provision for doubtful accounts ........................................              1,258               2,846               2,442
Increase (decrease) in net deferred taxes ..............................             (3,644)              1,657              (1,404)
(Gain) loss on disposal/sale of property, plant
   and equipment .......................................................               (272)                (73)                 20
Changes in assets and liabilities:
   Trade accounts receivable ...........................................            (19,513)            (10,883)             (8,941)
   Inventories .........................................................            (24,464)            (16,222)             (4,405)
   Prepaids and other current assets ...................................                286                 127                (318)
   Other assets ........................................................             (1,011)                394                (151)
   Accounts payable--trade .............................................              6,258              10,010              (3,183)
   Accrued and other current liabilities ...............................              1,803              (9,750)              2,657
   Other long-term liabilities .........................................                650                 643                (950)
                                                                                  ---------           ---------           ---------
     Net cash provided by operating activities .........................             32,152              30,762              18,454
                                                                                  ---------           ---------           ---------
Cash flows from investing activities:
Acquisition of American Optical, less cash and
   cash equivalents of $3,365 ..........................................           (108,594)               --                  --
Acquisition of Neolens, less cash and cash .............................            (16,848)               --                  --
   equivalents of $12
Additional investment in Venezuela subsidiary ..........................               --                (3,561)               --
Capital expenditures ...................................................            (29,951)            (17,580)            (11,588)
Payments received on notes receivable from
   Pilkington and affiliates ...........................................               --                 1,585               1,200
Proceeds from sale of fixed assets .....................................                636                 585                 550
                                                                                  ---------           ---------           ---------
     Net cash used in investing activities .............................           (154,757)            (18,971)             (9,838)
                                                                                  ---------           ---------           ---------
Cash flows from financing activities:
Sale of common stock ...................................................             62,765                --                81,838
Payments on equity participation loans/exercise
   of stock options ....................................................              2,166                 733                --
Net receipts (payments) under notes payable to .........................             (4,789)              6,785                 396
   banks
Borrowings on long-term debt ...........................................              4,081               1,297               7,382
Payments on long-term debt .............................................             (5,278)             (1,735)            (11,487)
Net receipts (payments) under Bank debt ................................             66,626               6,000             (82,195)
Repurchase of senior subordinated notes ................................               --               (17,766)               --
                                                                                  ---------           ---------           ---------
     Net cash provided by (used in) financing activities................            125,571              (4,686)             (4,066)
Effect of exchange rate changes on cash and cash
   equivalents..........................................................               (959)               (859)                913
Net increase in cash and cash equivalents ..............................              2,007               6,246               5,463
Cash and cash equivalents at beginning of period .......................             22,394              16,148              10,685
                                                                                  ---------           ---------           ---------
Cash and cash equivalents at end of period .............................          $  24,401           $  22,394           $  16,148
                                                                                  =========           =========           =========

                      The accompanying notes are an integral part of these financial statements.

                             SOLA INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Basis of Presentation

     Sola International Inc. ("Company" or "SII") designs, manufactures and distributes a broad range of eyeglass lenses, primarily focusing on the fast growing plastic lens segment of the global market. All significant intercompany transactions have been eliminated in the accompanying consolidated financial statements. The Company operates in one business segment.

     On June 19, 1996, the Company acquired substantially all of the worldwide ophthalmic business ("AO") of American Optical Corporation ("AOC") pursuant to the terms of the Purchase Agreement (the "Purchase Agreement") dated as of May 6, 1996 between the Company and AOC. The Company acquired AO for cash consideration of $103.6 million (together with the assumption of certain liabilities) (the "AO Acquisition"). The AO Acquisition was funded primarily through borrowings under the Company's New Credit Agreement (see Note 7), which borrowings were subsequently repaid in part with the proceeds of the Stock Offering during July 1996 (see Note 9). The AO Acquisition has been accounted for under the purchase method of accounting as of the closing date. The total purchase price of $110.2 million (including acquisition costs of $6.5 million) exceeded the historical book value of the net assets acquired and such excess was allocated to the assets and liabilities based on their estimated fair values as of the AO Acquisition date, including in-process research and development with no alternative future use. Independent appraisals were utilized for determining the amounts assigned to certain purchased assets including property, plant and equipment and in-process research and development.

     The allocation of the AO purchase has been calculated as follows:

Purchase price.............................................         $103,659
Acquisition expenses.......................................            6,533
                                                                 -----------
Total acquisition cost.....................................         $110,192
                                                                 ===========

Historical net assets at acquisition date..................        $  24,649
Write-up of inventories....................................            7,216
Write-up of property, plant and equipment..................              506
Goodwill and other intangible assets.......................           69,155
Non-compete agreement......................................            1,500
In-process research and development........................            9,500
Relocation and exit costs..................................             (686)
Net deferred tax effects of certain of the above
   purchase accounting adjustments.........................          ( 1,648)
                                                                 -----------
                                                                    $110,192
                                                                 ===========

     See Note 16 regarding pro forma data pertaining to the AO Acquisition.

     On July 2, 1996 the Company acquired control of Neolens, Inc. ("Neolens"), a Florida corporation that manufactures polycarbonate eyeglass lenses and that has been a supplier to the Company. The Company acquired Neolens for cash consideration of approximately $15.5 million, including the assumption of Neolens debt (the "Neolens Acquisition"). The Neolens Acquisition was funded through borrowings under the Company's New Credit Agreement (See Note 7). The Neolens Acquisition has been accounted for under the purchase method of accounting as of the closing date. The total purchase price of $16.8 million (including acquisition costs of $1.3 million) included $17.6 million allocated to goodwill and other intangible assets. Results of Neolens prior to acquisition were not material to the Company's consolidated results of operations.

                             SOLA INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Basis of Presentation - (Continued)

     On October 5, 1995 the Company increased its investment in its Venezuela joint venture, Sola de Venezuela Industria Optica, C.A. ("Sola Venezuela"), from 45% to 80%, which was effective from March 31, 1995. In addition, in March 1996, the Company exercised its option to acquire the remaining 20% of the shares in Sola Venezuela. The purchase price for all the shares, including the 20% option, and acquisition expenses, amounted to approximately $3.6 million and was paid in cash, $2.0 million in October 1995, and $1.6 million in March 1996. In addition to the $1.6 million cash purchase price of the final 20% of Sola Venezuela, Sola may be required to pay a contingent payment based on the growth in the net income of Sola Venezuela in fiscal 1998 over the net income of Sola Venezuela in fiscal 1995. Under certain circumstances the contingent payment could be based on an earlier 12 month period. The acquisition has been accounted for under the purchase method of accounting.

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

     The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The Company's financial statements presented herein include the results of operations and cash flows of the AO business for the nine months and ten days ended March 31, 1997 and the results of operations and cash flows of the Neolens business for the nine months ended March 31, 1997 subsequent to their respective acquisitions.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned and controlled foreign subsidiaries. All significant transactions between the entities have been eliminated.

     Cash and Cash Equivalents:

     Cash equivalents consist primarily of short-term investments with an original maturity of three months or less, carried at cost which approximates market.

     Inventories:

     Inventories are stated at the lower of cost (first-in, first-out) or market.

                             SOLA INTERNATIONAL INC.

2.   Summary of Significant Accounting Policies - (Continued)

     Property, Plant and Equipment:

     Property, plant and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets
(buildings--15 to 50 years; plant and office equipment--2 to 10 years). Leasehold improvements and leased equipment are amortized over the lesser of their useful lives or the remaining term of the related leases.

     Impact of recently issued accounting standards:

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted in the year ended March 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the year ended March 31, 1997 and March 31, 1996 to $1.27 and $1.54 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

     Also in February 1997, the Financial Accounting Standard Board issued Statement No. 129, "Disclosure of Information about Capital Structure". As a publicly traded company, the Company has been required to make the disclosures required by Statement 129, and therefore, this statement should have no impact.

     Intangible Assets:

     Intangible assets, including trademarks, patents and licenses, are stated at cost and amortized on a straight-line basis over their estimated useful lives of 2 to 17 years. Legal costs incurred by the Company in defending its patents are capitalized to patent costs and amortized over the remaining life of the patent. Goodwill is amortized over 40 years. As of March 31, 1997 and 1996 accumulated amortization was $12.4 million and $7.3 million, respectively.

     Debt issuance costs are being amortized to interest expense over the respective lives of the debt instruments which range from five to ten years. As of March 31, 1997 and 1996, accumulated amortization was $1.5 million and $1.1 million, respectively. As a result of repurchasing $19.9 million of the Company's 9 5/8% Senior Subordinated Notes in fiscal 1996 (see Note 8), the Company wrote off $0.4 million of debt issuance costs reflected on the statement of income, together with the premium over accreted value, as an extraordinary item, net of tax.

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

                             SOLA INTERNATIONAL INC.

     The Company has operations in Brazil, a hyper-inflationary country until recently, for which the functional currency is the U.S. dollar. Commencing with the fourth quarter of fiscal 1997 the Company's operations in Mexico have been accounted for as hyper-inflationary economies. All translation and transaction adjustments are included in determining net income (loss).

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

     Advertising and Promotion Costs:

     The Company's policy is to expense advertising and promotion costs as they are incurred. The Company's advertising and promotion expenses were approximately $12.5 million, $9.4 million, and $9.1 million for fiscal 1997, 1996, 1995, respectively.

     Income Taxes:

     The accompanying financial statements of the Company reflect the provisions of FASB 109.

     Investment tax credits and research and development credits are accounted for by the flow-through method.

     Reclassifications:

     Certain prior year items in the Notes to Consolidated Financial Statements have been reclassified to conform with the current year's presentation.

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

                             SOLA INTERNATIONAL INC.

     Financial Instruments With Off-Balance-Sheet Risk:

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to market and interest rate risk. Gains and losses due to rate fluctuations on such transactions are recognized currently. Cash flows related to these gains and losses are reported as operating activities in the accompanying consolidated statements of cash flows. As of March 31, 1997, certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments in amounts other than their home currency. The carrying amount of the foreign exchange contracts approximates fair value, which has been estimated based on current exchange rates. The forward exchange contracts generally have varying maturities up to 9 months. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

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

     Supplemental pro forma earnings per share (unaudited), calculated as if the Acquisition, Mergers and IPO had taken place at the beginning of fiscal 1995, and excluding Acquisition and IPO related non-recurring charges from net income, was $1.05 for fiscal 1995, calculated as follows:

                                                                                          Year ended
                                                                                          March 31,
                                                                                             1995
                                                                                       -----------------
                                                                                         (in thousands,
                                                                                        except per share
                                                                                               data)
                                                                                           (unaudited)
      Net income, as reported...................................................             $  9,725

      Pro forma adjustments, primarily interest and AEA fees, assuming that the
           IPO occurred at the beginning of the period..........................               13,920
                                                                                            ---------

      Net Income used for supplemental pro forma earnings per share calculation.              $23,645
                                                                                            =========
      Weighted average number of shares outstanding, as reported................               17,516

      Adjustment necessary assuming shares issued in the IPO were outstanding
           for the full period..................................................                5,012
                                                                                            ---------

      Shares used in supplemental pro forma earnings per share calculation......               22,528
                                                                                            =========
      Supplemental pro forma earnings per share.................................            $    1.05
                                                                                            =========


3.   Inventories

                                                            March 31,
                                                    ----------------------------
                                                      1997               1996
                                                    --------            --------
                                                           (in thousands)

Raw materials ..........................            $ 17,505            $ 10,595
Work in progress .......................               6,948               4,782
Finished goods .........................              76,936              59,595
Molds ..................................              37,245              25,735
                                                    --------            --------
                                                    $138,634            $100,707
                                                    ========            ========

     Molds comprise mainly finished goods for use by manufacturing affiliates in the manufacture of spectacle lenses.

                             SOLA INTERNATIONAL INC.

4.   Property, Plant and Equipment

                                                                 March 31,
                                                           ---------------------
                                                             1997         1996
                                                           --------     --------
                                                              (in thousands)
Land, buildings and leasehold improvements ...........     $ 29,749     $ 26,599
Machinery and office equipment .......................      115,943       78,882
Equipment under capital leases .......................          259          874
                                                           --------     --------
                                                            145,951      106,355
Less accumulated depreciation and amortization .......       35,474       26,773
                                                           --------     --------
                                                           $110,477     $ 79,582
                                                           ========     ========

     At March 31, 1997 and 1996, equipment acquired under capital leases had related accumulated amortization of approximately $13,000 and $176,000, respectively. Depreciation expense for fiscal 1997, 1996 and 1995 was $13.3 million, $11.1 million and $10.7 million, respectively.

5.   Notes Payable to Banks

     Notes payable to banks at March 31, 1997 represent borrowings generally denominated in foreign currencies under several foreign credit agreements with lenders at interest rates ranging from 1.63% to 12.00%, and 39.29% for Brazilian Real based borrowings. The Brazilian Real based borrowings were $545,000 at March 31, 1997. The weighted average interest rates as of March 31, 1997 and 1996 were 8.68% and 8.47%, respectively. As of March 31, 1997, the Company had total unused lines of credit amounting to $20.4 million. As of March 31, 1997, the Company was in compliance with minimum net worth requirements of agreements with certain foreign banks.

                             SOLA INTERNATIONAL INC.

6.   Long-Term Debt

                                                                    March 31,
                                                                       1997
                                                               -----------------
                                                                 (in thousands)
Uncollateralized term loans, interest rates varying from
   4.75% to 7.82% at March 31, 1997, principal and interest
   payable through December 2002 ....................................  $6,224

Loans collateralized by equipment and other assets, interest rates varying from  3.84% to 19.36% at March 31, 1997,
   principal and interest payable through July 2004 .................   2,465
                                                                       ------

Other ...............................................................     169
                                                                       ------
                                                                        8,858
Less current portion ................................................   5,303
                                                                       ------
Long-term debt, less current portion ................................  $3,555
                                                                       ======

Current portion, per above ..........................................   5,303
Term loan facility (current portion, see note 7) ....................   4,688
                                                                       ------
Current portion of long-term debt ...................................  $9,991
                                                                       ======

     Aggregate annual maturities of long-term debt over the next five years and thereafter are as follows:

    Period Ending March 31,                                       (in thousands)
    -----------------------
1998 ...................................................            $5,303
1999 ...................................................               830
2000 ...................................................               777
2001 ...................................................               637
2002 ...................................................               498
Thereafter .............................................               813

     The Company believes that as of March 31, 1997, the fair value of its long-term debt approximates the carrying value of those obligations. The fair value of the Company's long-term debt is estimated based on quoted market prices for similar issues with the same interest rates that would be available to the Company for similar debt obligations.

7.   Bank Credit Agreement

     Simultaneous with the closing of the AO Acquisition (see Note 1), the Company entered into a new bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions, covering an aggregate amount of $180 million (the "New Credit Agreement"), replacing the Company's prior credit agreement. The New Credit Agreement is divided into three tranches which comprise: a five-year term loan of $30 million, a renewable three-year foreign currency revolving facility of $30 million, and a five-year US dollar revolver of $120 million. The term and revolving loan facilities were made in order to finance a portion of the AO Acquisition and to refinance existing facilities generally used for working capital. The foreign currency revolver matures on May 31, 1999 and the term loan and U.S. dollar revolver both mature on May 31, 2001.

                             SOLA INTERNATIONAL INC.

     Borrowings under the term loan facilities and the U.S. dollar revolver (other than swing line loans, which may only be Base Rate Loans) may be made as Base Rate Loans or LIBO Rate Loans. Base Rate Loans bear interest at rates per annum equal to the higher of (a) 0.50% per annum above the latest Federal Funds Rate, or (b) the Bank of America Reference Rate. Base Rate Loans include a margin varying from 0% to .125% based on the Company's Funded Debt to EBITDA Ratio. LIBO Rate Loans bear interest at a rate per annum equal to the sum of the LIBO Rate and a margin varying from .500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Fixed rate borrowings under the foreign currency revolver bear interest at rates per annum equal to the referenced currency's local IBOR plus a margin varying from .500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Borrowings under the foreign currency revolver are also available at local Currency Base Rates at spreads similar to those for U.S. Base Rate Loans. The term loan and U.S. dollar revolver currently bear interest at a rate of LIBOR plus 0.60% (approximately 6.30% as of March 31, 1997) and the foreign currency revolver bears an interest rate of the relevant local economy IBOR plus 0.60%.

     The US term loan amortizes in semiannual installments with total annual principal repayments as follows:

Year Ended March 31
  (in thousands)

1998             $4,688
1999              5,625
2000              6,563
2001              7,500
2002              3,750

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

                             SOLA INTERNATIONAL INC.

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

     The Notes are subordinated to all Senior Indebtedness, as defined in the Indenture, of the Company and effectively subordinated to all liabilities of the Company's subsidiaries. The Company believes that as of March 31, 1997, the fair value of its Senior Subordinated Notes approximates the carrying value of those obligations.

     During fiscal 1996 the Company repurchased approximately $19.9 million principal amount at maturity of the Notes. As a result of the repurchases the Company recorded an extraordinary charge of $0.9 million for fiscal 1996 resulting from the write-off of unamortized debt issuance costs and premium over accreted value, net of tax. The repurchase was partly funded by borrowings under the Bank Credit Agreement and partly from excess cash arising from the Company's Initial Public Offering. The Company may from time to time purchase additional Notes in the market or otherwise subject to market conditions.

9.   Common Stock

Common Stock

     The Company's common stock comprises 50 million authorized shares at a par value of $0.01 each.

     During July 1996 the Company sold 2,320,000 additional shares of common stock at $28.625 per share through a public offering (the "Offering"). The net proceeds from the Offering, after deducting expenses of the Offering, including discounts and commissions paid to the underwriters, were approximately $62.8 million. The Company used such net proceeds to repay indebtedness which it incurred under the New Credit Agreement (See Note 7).

                             SOLA INTERNATIONAL INC.

     The Company has entered into loan agreements with certain members of the Company's management to enable them to invest in the Company's common stock. As of March 31, 1997 and 1996, loans amounting to $0.3 million and $0.4 million, respectively, which bear interest at 7.5% per annum, payable quarterly, and mature on December 1, 1998, were outstanding under this plan. These loans are secured by the common stock and have been reflected as a reduction in shareholders' equity on the consolidated balance sheet.

Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     On February 23, 1995 all outstanding stock options under the previous corporate structure were assumed by the Company and converted into options to acquire shares of the Company's Common Stock, with the number of shares subject to such option and exercise price thereof adjusted appropriately (the "Existing Option Plan"). The Existing Option Plan has been amended to provide that no new options will be granted thereunder.

     The Company adopted the Sola International Inc. Stock Option Plan ("International Plan"), effective February 15, 1995. On August 16, 1996 the shareholders of the Company ratified an increase of 500,000 to the number of options available for issuance under the International Plan. The maximum number of shares of Common Stock with respect to which options may be granted under the International Plan is 1,355,868 shares plus, subject to the requirement of rule 16b-3 of the Securities Exchange Act of 1934, if applicable, the number of shares of Common Stock subject to existing options under the Existing Stock Option Plan, which expire or terminate without exercise for any reason, which number of shares underlying Existing Options shall not exceed 1,645,219. Under the International Plan certain key employees, and non employee directors and/or creditors of the Company and its subsidiaries and affiliates (each an
"Optionee") are eligible to receive non-qualified stock options (the "International Options") to acquire shares of common stock of the Company. International Options granted to an Optionee are evidenced by an agreement between the Optionee and the Company which contains terms not inconsistent with the International Plan which the committee appointed to administer the International Plan deemed necessary or desirable (the "International Option Agreement").

                             SOLA INTERNATIONAL INC.

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

Pro Forma Disclosures

     Pro Forma  information  regarding  net  income  and  earnings  per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.67%, no dividend yield, volatility factor of the expected market price of the Company's common stock of .389, and a weighted-average expected life of the option of 4 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                               1997                       1996
                                               ----                       ----
Pro forma net income..............            $30,251                    $33,603
Pro forma earnings per share:
   Primary........................              $1.22                      $1.46

     The pro forma effect on net income during the phase-in period of Statement 123 may not be representative of the effects on pro forma net income in future periods.

                             SOLA INTERNATIONAL INC.

Option Activity

     A summary of the Company's stock option activity, and related information for fiscal 1995, 1996 and 1997 follows:


                                                        Number of
                                                       Securities
                                                        Underlying  Weighted-
                                                         Options     Average
                                                          (000)   Exercise Price
Options outstanding as of March 31, 1994 ...............  1,261        $ 9.71
   Options granted during fiscal 1995 ..................    905         13.62
                                                          ------

Options outstanding as of March 31, 1995 ...............  2,166         11.34
   Options granted during fiscal 1996 ..................    113         24.45
   Options exercised in fiscal 1996 ....................    (17)        12.70
   Options cancelled in fiscal 1996 ....................    (35)        13.81
                                                          ------

Options outstanding as of March 31, 1996 ...............  2,227         11.96
   Options granted during fiscal 1997 ..................    394         34.01
   Options exercised in fiscal 1997 ....................   (145)        12.02
   Options cancelled in fiscal 1997 ....................    (47)        17.98
                                                          ------

Options outstanding as of March 31, 1997 ...............  2,429         15.43
                                                          ======

Options exercisable as of March 31, 1997 ...............  1,486         12.47

Weighted - average fair value of options granted during
     the year .......................................... $13.65

     Options exercisable as of March 31, 1995 and March 31, 1996 in thousands were 685 and 1,119, respectively. Options available for grant as of March 31, 1995, March 31, 1996 and March 31, 1997 in thousands were 335, 257 and 409, respectively. Exercise prices for options granted during fiscal 1997 ranged from $28.00 to $37.38. The weighted-average remaining contractual life of those options is four years.

10.  Defined Contribution Plans

     The Company sponsors several defined contribution plans covering substantially all U.S. and U.K. employees. The plans provide for limited Company matching of participants' contributions. Contributions to all defined contribution plans charged to operations were $1.0 million, $0.9 million and $0.8 million for fiscal 1997, 1996 and 1995, respectively.

                             SOLA INTERNATIONAL INC.

11.  Defined Benefit Retirement Plans

     The Company participates in a defined benefit pension plan ("Domestic Pension Plan") covering substantially all full-time domestic employees. Benefit payments under the plan are based principally on earnings during the last five- or ten-year period prior to retirement and/or length of service. New employees are eligible to participate in the plan within one year of employment and are vested after five years of service. The Company's policy is to fund such amounts as are necessary, on an actuarial basis, to provide for the plan's current service costs and the plan's prior service costs over their amortization periods.

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

     Net periodic pension cost included the following:

                                                Year Ended Year Ended Year Ended
                                                 March 31,  March 31,  March 31,
                                                    1997      1996        1995
                                                 ---------  ---------  ---------
                                                          (in thousands)
Domestic Pension Plan:
Service cost-benefits earned during the period    $ 1,662    $ 1,370    $ 1,252
Interest cost on projected benefit obligation .       702        509        377
Actual return on plan assets ..................      (400)      (180)         1
Net amortization and deferral .................        83         25         (1)
                                                 ---------  ---------  ---------
Total net periodic pension costs ..............   $ 2,047    $ 1,724    $ 1,629
                                                 =========  =========  =========
International Pension Plan:
Service cost-benefits earned during the period.   $ 1,843    $ 1,539    $ 1,299
Interest cost on projected benefit obligation .       731        684        579
Actual return on plan assets ..................    (1,344)    (1,454)       134
Net amortization and deferral .................       308        583       (938)
                                                 ---------  ---------  ---------
Total net periodic pension costs ..............   $ 1,538    $ 1,352    $ 1,074
                                                 =========  =========  =========

                             SOLA INTERNATIONAL INC.

     The significant actuarial assumptions for the following tables, as of the period-end measurement dates, are as follows:

                                                            Year Ended March 31,
                                                            --------------------
                                                              1997   1996   1995
                                                            ------- ------ -----
Domestic Pension Plan:
   Discount rate .........................................    7.35%  7.0%   7.5%
   Expected long-term rate of return on plan assets ......    8.0%   8.0%   8.0%
   Rate of increase in future compensation levels ........    5.0%   5.0%   5.0%
International Pension Plan:
   Discount rate .........................................    7.5%   8.0%   7.5%
   Expected long-term rate of return on plan assets ......    8.0%   8.5%   8.0%
   Rate of increase in future compensation levels ........    5.0%   5.5%   5.5%

     The change in the actuarial assumptions for fiscal 1997, 1996 and 1995 have not had a significant effect on the funded status of the Domestic or International Pension Plans.

     At March 31, 1997, the Domestic Pension Plan and International Pension Plan assets include cash equivalents, fixed income securities and common stock.

                             SOLA INTERNATIONAL INC.

11.  Defined Benefit Retirement Plans - (Continued)

     The funded status as of the year-end measurement dates was as follows:

                                                                                                  Year Ended March 31,
                                                                                                  --------------------
                                                                                         1997              1996              1995
                                                                                       --------          --------          --------
                                                                                                     (in thousands)
Domestic Pension Plan:
  Actuarial present value of benefit obligations:
     Vested benefit obligation ...............................................         $  4,294          $  2,776          $    968
                                                                                       ========          ========          ========
     Accumulated benefit obligation ..........................................         $  4,652          $  3,091          $  1,262
                                                                                       ========          ========          ========
     Projected benefit obligation ............................................         $ 11,301          $  9,603          $  6,566
     Plan assets at fair value ...............................................            6,021             3,733                58
                                                                                       --------          --------          --------
     Projected benefit obligation in excess of plan assets....................            5,280             5,870             6,508
                                                                                       --------          --------          --------
     Unrecognized net loss ...................................................             (498)           (1,179)              (13)
     Unrecognized prior service cost .........................................             --                --                --
     Unrecognized transition asset, net ......................................             --                --                --
                                                                                       --------          --------          --------
     Accrued pension cost ....................................................         $  4,782          $  4,691          $  6,495
                                                                                       ========          ========          ========
International Pension Plan:
  Actuarial present value of benefit obligations:
     Vested benefit obligation ...............................................         $ 11,295          $ 10,480          $  3,518
                                                                                       ========          ========          ========
     Accumulated benefit obligation ..........................................         $ 11,297          $ 10,486          $  8,524
                                                                                       ========          ========          ========
     Projected benefit obligation ............................................         $ 11,446          $ 10,827          $  9,069
     Plan assets at fair value ...............................................           13,333            12,032             9,546
                                                                                       --------          --------          --------
     Projected benefit obligation less than plan assets ......................           (1,887)           (1,205)             (477)
     Unrecognized net gain ...................................................            1,657               947               208
     Unrecognized transition asset, net ......................................              230               258               269
                                                                                       --------          --------          --------
     Accrued pension cost ....................................................         $   --            $   --            $   --
                                                                                       ========          ========          ========

                             SOLA INTERNATIONAL INC.

12.  Income Taxes

     The domestic and foreign components of income before provision for income taxes are as follows:

                                      Year Ended       Year Ended     Year Ended
                                       March 31,        March 31,      March 31,
                                         1997             1996            1995
                                      ---------        ---------       ---------
                                                    (in thousands)
Domestic ....................          $14,351          $27,158          $ 9,746
Foreign .....................           27,035           21,454           11,476
                                      ---------        ---------       ---------
                                       $41,386          $48,612          $21,222
                                      =========        =========       =========

     The components of the provision (benefit) for income taxes are as follows:

                                      Year Ended       Year Ended     Year Ended
                                       March 31,        March 31,      March 31,
                                         1997             1996            1995
                                      ---------        ---------       ---------
                                                    (in thousands)
Current:
   Federal and State ................. $ 6,142          $ 3,756         $   157
   Foreign ...........................   7,178            8,210           7,896
Deferred:
   Federal and State .................   1,720            9,181           7,370
   Foreign ...........................   1,534            1,134          (4,795)
Valuation allowance adjustment .......  (9,837)          (9,858)         (6,779)
Tax benefit allocated to reduction of
   goodwill ..........................   4,000            1,200           2,800
                                      ---------        ---------       ---------
                                       $10,737          $13,623         $ 6,649
                                      =========        =========       =========

     A reconciliation between income tax provisions computed at the U.S. federal statutory rate and the effective rate reflected in the statements of income is as follows:

                                               Year Ended Year Ended  Year Ended
                                                March 31,  March 31,   March 31,
                                                  1997      1996         1995
                                                 -----      -----        -----

Provision (benefit) at statutory rate .........  35.0%      35.0%        34.0%
State tax provision, net of federal effect ....   4.0        3.6          2.7
Valuation allowance ........................... (23.8)     (15.2)       (11.7)
Tax benefit allocated to reduction of goodwill    9.7        2.5         16.2
Income (loss) of foreign subsidiaries tax
   provision or benefit at differing
   statutory rates ............................  (2.4)       9.3         (4.6)
Tax benefit from NOL utilization ..............   --        (5.1)          --
Other .........................................   3.4       (1.5)         1.8
                                                 -----      -----        -----
                                                 25.9%      28.6%        38.4%
                                                 =====      =====        =====

                             SOLA INTERNATIONAL INC.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                March 31,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
                                                               (in thousands)
Deferred tax assets:
  Accounts receivable, principally due to allowances for
    doubtful accounts ..................................   $  2,249    $  3,008
  Inventories, principally due to reserves .............      3,591       8,626
  Property, plant and equipment, principally due to
    differences in depreciation ........................      5,868       2,823
  Accruals for employee benefits .......................      8,904       8,788
  In-process research and development ..................     13,225      10,827
  Other assets .........................................      4,746       4,400
  Net operating losses .................................     11,221       3,685
                                                           --------    --------
  Total gross deferred tax assets ......................     49,804      42,157
  Less valuation allowance .............................    (14,219)    (15,294)
                                                           --------    --------
  Net deferred tax assets ..............................   $ 35,585    $ 26,863
                                                           ========    ========
Deferred tax liabilities:
  Property, plant and equipment, principally due to
    differences in depreciation ........................   $  9,262    $  9,264
  Inventories ..........................................      2,641       2,252
  Amortization of goodwill .............................      3,999       2,247
  Unremitted income of foreign subsidiaries ............      2,700       2,400
  Other ................................................      3,385       1,860
                                                           --------    --------
  Net deferred tax liabilities .........................   $ 21,987    $ 18,023
                                                           ========    ========
  Net deferred tax assets less net deferred tax
    liabilities ........................................   $ 13,598    $  8,840
                                                           ========    ========
Included in:
  Current assets .......................................   $ 10,686    $  7,491
  Non current assets ...................................      8,557       6,800
  Current liabilities ..................................     (1,261)       (461)
  Non current liabilities ..............................     (4,384)     (4,990)
                                                           --------    --------
                                                           $ 13,598    $  8,840
                                                           ========    ========

     For balance sheet presentation, deferred tax assets and liabilities have been netted for each separate tax jurisdiction.

     The net changes in the total valuation allowance for fiscal 1997, 1996 and 1995 were $(9.8) million, $(9.9) million and $(6.8) million, respectively. In addition, in fiscal 1997 a valuation allowance of $8.6 million was established against deferred tax assets acquired in the AO Acquisition. Movements in the valuation allowances in fiscal 1997, 1996 and 1995 relate primarily to realization of NOL's or changes in the Company's evaluation of the realizability of deferred tax assets.

                             SOLA INTERNATIONAL INC.

     For tax purposes, the Company's foreign subsidiaries, at March 31, 1997, had net operating loss carryforwards of $35.6 million. Of this amount, $31.7 million does not expire, and $3.9 million expires between 2002 and 2007. The deferred tax assets reflected in the Company's accounts as of March 31, 1997 before valuation allowances reflect these NOL's.

     The  Company  has  not  provided  for  U.S.   federal  income  and  foreign
withholding taxes on $11 million of non-U.S. subsidiaries' undistributed earnings as of March 31, 1997 because such earnings are intended to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Where excess cash has accumulated in the Company's non-U.S. subsidiaries and it is advantageous for tax or foreign exchange reasons, subsidiary earnings are remitted.

13.  Commitments

     The Company leases certain warehouse and office facilities, office equipment and automobiles under non cancelable operating leases which expire in 1997 through 2012. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the terms of certain lease agreements, the leases may be extended, at the Company's option, and certain of the leases provide for adjustments of the minimum monthly rent.

     Future minimum annual lease payments under the leases are as follows (in thousands):

Period Ending March 31,
-----------------------
1998 ......................................................               $5,392
1999 ......................................................                4,193
2000 ......................................................                2,974
2001 ......................................................                1,564
2002 ......................................................                1,468
Thereafter ................................................                4,954

     Rent expense for fiscal 1997, 1996, and 1995 was $5.6 million, $5.4 million and $5.1 million, respectively.

14.  Contingencies

     The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials.

                             SOLA INTERNATIONAL INC.

     The Company is currently participating in a remediation program of one of its manufacturing facilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Superfund Amendments and Reauthorization Act of 1986. The Company estimates that, based on an independent feasibility report prepared in accordance with an EPA 1991 Consent Order, additional clean-up costs of approximately $70,000 per annum for up to 15 years may be incurred. Under the current remediation program, the EPA has established that re-evaluation of the program be performed every five years, with the next scheduled review by the EPA being in fiscal 1998.

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

     As of March 31, 1997 and March 31, 1996, the Company has provided for environmental remediation costs in the amount of $2.3 million and $2.5 million, respectively, which is included in the balance sheet under other long-term liabilities.

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

                             SOLA INTERNATIONAL INC.

15.  Worldwide Operations

     The Company operates in the ophthalmic industry in the design and manufacture of eyeglass lenses.

     A summary of information about the Company's geographic areas is as follows
(in thousands):

                                                        North                          Rest of
                                                       America          Europe           World         Eliminations         Total
                                                    ------------     ------------     ------------     ------------     ------------
Year Ended March 31, 1997
Revenue:
   External ..................................        $ 234,173        $ 150,013        $ 104,503        $    --           $ 488,689
   Internal ..................................           30,129           59,455           43,894         (133,478)             --
Operating income .............................           21,416           19,414           16,245              272            57,347
Identifiable assets ..........................          327,590          151,033          131,906           (5,021)          605,508
Year Ended March 31, 1996
Revenue:
   External ..................................        $ 190,785        $ 106,726        $  90,198        $    --           $ 387,709
   Internal ..................................           12,414           57,300           38,950         (108,664)             --
Operating income (loss) ......................           35,318           16,645            9,612             (822)           60,753
Identifiable assets ..........................          204,733          115,205          105,096           (8,185)          416,849
Year Ended March 31, 1995
Revenue:
   External ..................................        $ 169,316        $ 100,045        $  76,270        $    --           $ 345,631
   Internal ..................................           13,357           52,524           37,180         (103,061)             --
Operating income (loss) ......................           18,391           12,443            9,010             (100)           39,744
Identifiable assets ..........................          192,425          106,916           90,281           (6,165)          383,457

     Internal sales represent intercompany sales between regions at a mark-up from cost; the elimination of any profit arising from such sales is reflected in eliminations in determining operating income (loss).

     For fiscal 1997, 1996 and 1995, the corporate headquarters costs of $6.9 million, $7.7 million and $11.7 million, respectively, are included in the North American geographic area. Included in fiscal 1995 corporate headquarters costs are the AEA management fees and management agreement termination fee totaling $3.9 million.

                             SOLA INTERNATIONAL INC.

16.  Pro Forma Data

     The following pro forma data was prepared to illustrate the estimated effect of the AO Acquisition and the financing related thereto, as if the Acquisition had occurred as of the beginning of each period presented:

                                                        Year Ended    Year Ended
                                                         March 31,     March 31,
                                                           1997          1996
                                                        ---------      --------
Net Sales .......................................       $ 507,713      $475,274
                                                        ---------      --------

Income before extraordinary item ................       $  41,968      $ 42,093
                                                        ---------      --------

Net income ......................................       $  41,968      $ 41,181
                                                        ---------      --------

Earnings per share:
   Income before extraordinary item .............       $    1.64      $   1.67
                                                        ---------      --------

   Net income ...................................       $    1.64      $   1.63
                                                        ---------      --------

     These pro forma results of operations have been prepared for comparison purposes only, and do not purport to be indicative of what the results would have been had the AO Acquisition occurred at the beginning of the period or the results which may occur in the future. As a result of the AO Acquisition the Company has incurred two non-recurring charges during fiscal 1997: (i) a $7.2 million charge to cost of sales for the amortization associated with an inventory write-up to fair value during the six months ended September 30, 1996; and (ii) a $9.5 million charge for the write-off of in-process research and development all of which was recorded in the quarter ended June 30, 1996. These charges, and the related provision for tax thereon, have been excluded from the pro forma results as they are non-recurring. The pro forma data above does not include pro forma adjustments for the Neolens Acquisition as the results of Neolens prior to acquisition were not material to the Company's consolidated results of operations.

17.  Supplementary Cash Flow Data (in thousands)

                                                Year Ended Year Ended Year Ended
                                                March 31,   March 31,  March 31,
                                                  1997        1996        1995
                                                 =======     =======     =======
Supplemental disclosures of cash flow
   information:
   Interest paid ...........................     $19,273     $11,220     $19,264
                                                 =======     =======     =======
   Taxes paid ..............................     $14,075     $11,486     $ 6,233
                                                 =======     =======     =======

Supplemental disclosures of non-cash
investing and financing activities:
   Capital expenditures accrued but
   not paid ................................     $ 3,701     $ 1,646     $ 2,541
                                                 =======     =======     =======

                                                       SOLA INTERNATIONAL INC.

                                                      QUARTERLY FINANCIAL DATA
                                                (in thousands, except per share data)
                                                             (unaudited)

                                                                 Quarter Ended       Quarter Ended    Quarter Ended    Quarter Ended
                                                                    June 30,           Sept. 30,          Dec. 31,       March 31,
                                                                     1995                1995              1995            1996
                                                                -------------       -------------      -------------   -------------
Net sales .............................................           $ 95,922            $ 95,866           $ 91,329           $104,592
Gross profit ..........................................             45,740              45,404             43,557             51,017
Operating income ......................................             13,668              15,565             11,461             20,059
Income before extraordinary
    item ..............................................              7,355               9,000              5,958             12,275
Net income ............................................              6,443               9,000              5,958             12,275
Earnings per share:
    Income before extraordinary
        item ..........................................               0.32                0.39               0.26               0.53
    Extraordinary item ................................              (0.04)               --                 --                 --
    Net income per share ..............................               0.28                0.39               0.26               0.53



                                                             Quarter Ended       Quarter Ended      Quarter Ended    Quarter Ended
                                                                June 30,           Sept. 30,           Dec. 31,         March 31,
                                                                  1996                1996               1996              1997
                                                              -------------       -------------      -------------     -------------
Net sales ..........................................            $109,536            $128,194           $119,721            $131,238
Gross profit .......................................              51,487              53,109             57,124              62,434
Operating income ...................................               6,082              13,975             15,261              22,029
Net income .........................................               2,162               6,969              7,840              13,926
Earnings per share:
    Net income per share ...........................                0.09                0.27                0.31                0.55

                                                                                                         SCHEDULE II

                                              SOLA INTERNATIONAL INC.
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                  (in thousands)

                                                 Balance,      Charged                                Balance,
                                                Beginning        to                                    End of
                                                of Period     Expenses     Deductions    Other(1)      Period
-----------------------------------------------------------------------------------------------------------------
Year ended March 31, 1997
  Allowance for doubtful accounts..........       $5,424        $1,258      $(2,652)       $   --       $4,030
                                                  ======        ======      ========       ======       ======
  Allowance for excess and obsolete
     inventory.............................       $3,434        $1,593      $  (556)       $   --       $4,471
                                                  ======        ======     =========       ======       ======
Year ended March 31, 1996
  Allowance for doubtful accounts..........       $2,854        $2,846      $  (230)       $  (46)      $5,424
                                                  ======        ======     =========      ========      ======
  Allowance for excess and obsolete
     inventory.............................       $2,534        $1,090      $  (201)       $   11       $3,434
                                                  ======        ======     =========      =======       ======
Year ended March 31, 1995
  Allowance for doubtful accounts..........       $  412        $2,442      $  (129)       $  129       $2,854
                                                 =======        ======     =========       ======       ======
  Allowance for excess and obsolete
     inventory.............................       $  604        $1,981      $   (65)       $   14       $2,534
                                                 =======        ======    ==========      =======       ======

-------------------------

(1)  Other relates primarily to foreign currency translation adjustments.
(2)  Represents write-off and disposition of excess and obsolete inventories.


                                INDEX OF EXHIBITS
                                                                                Page Number or
  Exhibit No.                       Description                          Incorporation by Reference to
  -----------                       -----------                          -----------------------------
     2.1              Purchase agreement between Sola              Filed as Exhibit 2 to the Form 8-K of the
                      International Inc. and American Optical      Company, dated May 6, 1996, and
                      Corporation, dated as of May 6, 1996         incorporated herein by reference

     3.1              Amended and Restated Certificate of          Filed as Exhibit 3.1 to the Annual Report
                      Incorporation of the Company                 on Form 10-K of the Company for the fiscal
                                                                   year ending March 31, 1995, dated June 7,
                                                                   1995, and incorporated herein by reference

     3.2              Amended and Restated By-Laws of the          Filed as Exhibit 3.1 to the Company's
                      Company                                      Quarterly Report on Form 10-Q for the
                                                                   period ending September 30, 1995, and
                                                                   incorporated herein by reference

     10.1             Purchase Agreement, dated as of September    Filed as Exhibit 10.1 to the Registration
                      1, 1993 by and between Sola Holdings         Statement, as amended, on Form S-1 of the
                      Inc., Pilkington plc and certain of          Company (File No. 33-68824) and
                      Pilkington plc's subsidiaries                incorporated herein by reference

     10.2*            Confidential Severance Agreement between     Filed as Exhibit 10 to the Company's
                      Sola International, Inc. and John E.         Quarterly Report on Form 10-Q for the
                      Heine, dated as of November 20, 1996         period ending December 31, 1996, and
                                                                   incorporated herein by reference

     10.3*            Assignment and Amendment of Employment       Filed as Exhibit 10.3 to the Registration
                      Agreement, dated as of December 1, 1993,     Statement, as amended, on Form S-1 of the
                      among Sola Optical USA, Inc., Sola Group     Company (File No. 33-87892) and
                      Ltd. and John E. Heine                       incorporated herein by reference

     10.4*            Employment Agreement between Sola Optical    Filed as Exhibit 10.4 to the Registration
                      USA, Inc. and James H. Cox, dated as of      Statement, as amended, on Form S-1 of the
                      February 26, 1993                            Company (File No. 33-68824) and
                                                                   incorporated herein by reference

     10.5*            Assignment and Amendment of Employment       Filed as Exhibit 10.7 to the Registration
                      Agreement, dated as of December 1, 1993,     Statement, as amended, on Form S-1 of the
                      among Sola Optical USA, Inc., Sola Group     Company (File No. 33-87892) and
                      Ltd. and James H. Cox                        incorporated herein by reference

     10.6*            Employment Agreement between Sola Optical    Filed as Exhibit 10.5 to the Registration
                      USA, Inc. and Colin M. Perrott, dated as     Statement, as amended, on Form S-1 of the
                      of February 26, 1993                         Company (File No. 33-68824) and
                                                                   incorporated herein by reference

     10.7*            Assignment and Amendment of Employment       Filed as Exhibit 10.9 to the Registration
                      Agreement, dated as of December 1, 1993,     Statement, as amended, on Form S-1 of the
                      among Sola Optical USA, Inc., Sola Group     Company (File No. 33-87892) and
                      Ltd. and Colin M. Perrott                    incorporated herein by reference

     10.8*            Employment Agreement between Sola Optical    Filed as Exhibit 10.6 to the Registration
                      USA, Inc., and Ian S. Gillies, dated as      Statement, as amended, on Form S-1 of the
                      of February 26, 1993                         Company (File No. 33-68824) and
                                                                   incorporated herein by reference



                                INDEX OF EXHIBITS
                                  (continued)
                                                                                Page Number or
  Exhibit No.                       Description                          Incorporation by Reference to
  -----------                       -----------                          -----------------------------
     10.9*            Assignment and Amendment of Employment       Filed as Exhibit 10.11 to the Registration
                      Agreement, dated as of December 1, 1993,     Statement, as amended, on Form S-1 of the
                      among Sola Optical USA, Inc., Sola Group     Company (File No. 33-87892) and
                      Ltd. and Ian S. Gillies                      incorporated herein by reference

     10.10*           Assignment and Amendment of Employment       Filed as Exhibit 10.12 to the Registration
                      Agreement, dated as of December 1, 1993,     Statement, as amended, on Form S-1 of the
                      among Sola Optical USA, Inc., Sola Group     Company (File No. 33-87892) and
                      Ltd. and Stephen J. Lee                      incorporated herein by reference

     10.11            Multicurrency Credit Agreement, dated as     Filed as Exhibit 4 to the Report on Form
                      of June 14, 1996, among Sola                 8-K/A of the Company, dated May 6, 1996,
                      International Inc., and the other            and incorporated herein by reference
                      Borrowers as the Borrowers, the
                      Subsidiary Guarantors, Bank of America
                      National Trust and Savings Association,
                      as Agent and Letter of Credit Issuing
                      Bank, The First National Bank of Boston
                      and The Bank of Nova Scotia, as
                      Co-Agents, and the Other Financial
                      Institutions Party Thereto

     10.12            Lease Agreement, dated May 10, 1993,         Filed as Exhibit 10.9 to the Registration
                      between Sola Optical Taiwan Ltd. and         Statement, as amended, on Form S-1 of the
                      Chang Jin Co., Ltd. (including English       Company (File No. 33-68824) and
                      summary of principal terms)                  incorporated herein by reference

     10.13            Lease Agreement between Optical Sola de      Filed as Exhibit 10.10 to the Registration
                      Mexico and Messrs. Salvadore                 Statement, as amended, on Form S-1 of the
                      Luttenroth-Camou and Carlos                  Company (File No. 33-68824) and
                      Lutteroth-Lomeli (including English          incorporated herein by reference
                      summary of principal terms)

     10.14*           Sola Investors Inc. Stock Option Plan        Filed as Exhibit 10.11 to the Annual
                                                                   Report on Form 10-K of the Company, dated
                                                                   March 31, 1994, and incorporated herein by
                                                                   reference

     10.15*           Amendment Number One to Sola Investors       Filed as Exhibit 10.21 to the Registration
                      Inc. Stock Option Plan                       Statement, as amended, on Form S-1 of the
                                                                   Company (File No. 33-87892) and
                                                                   incorporated herein by reference

     10.16*           Sola International Inc. Stock Option Plan    Filed as Exhibit 10.22 to the Registration
                                                                   Statement, as amended, on Form S-1 of the
                                                                   Company (File No. 33-87892) and
                                                                   incorporated herein by reference

     10.17*           Sola International Inc. Stock Option         Filed as Exhibit A and Exhibit B to the
                      Plan, Amendment Number One and Amendment     fiscal 1996 Proxy Statement of Sola
                      Number Two                                   International Inc., dated July 12, 1996,
                                                                   and incorporated herein by reference

     10.18            Indenture by and between the Company and     Filed as Exhibit 10.23 to the Registration
                      NationsBank of Georgia, National             Statement, as amended, on Form S-1 of the
                      Association, as Trustee, with respect to     Company (File No. 33-87892) and
                      the 9 5/8% Senior Subordinated Notes due     incorporated herein by reference
                      2003 (including the form of Note)



                                INDEX OF EXHIBITS
                                  (continued)
                                                                                Page Number or
  Exhibit No.                       Description                          Incorporation by Reference to
  -----------                       -----------                          -----------------------------
     10.19*           Form of Indemnification Agreement between    Filed as Exhibit 10.24 to the Registration
                      the executive officers and directors of      Statement, as amended, on Form S-1 of the
                      the Company and the Company                  Company (File No. 33-87892) and
                                                                   incorporated herein by reference

     10.20*           Sola International Inc. Management           Filed as Exhibit 10.25 to the Registration
                      Incentive Plan                               Statement, as amended, on Form S-1 of the
                                                                   Company (File No. 33-87892) and
                                                                   incorporated herein by reference

     10.21            Sola Optical 401(k) Savings Plan             Filed as Exhibit 4.4 to the Registration
                                                                   Statement on Form S-8 of the Company (File
                                                                   No. 333-4489), filed with the Commission
                                                                   on May 23, 1996, and incorporated herein
                                                                   by reference

     10.22            Trust Agreement entered into as of May       Filed as Exhibit 4.5 to the Registration
                      15, 1996 between Sola Optical USA, Inc.      Statement on Form S-8 (File No. 333-4489)
                      and Chase Manhattan Bank, N.A.               of the Company, filed with the Commission
                                                                   on May 23, 1996, and incorporated herein
                                                                   by reference

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

-------------------------
*Compensatory plan or management agreement