Form 10-Q
period 1997-06-30
SOLA INTERNATIONAL INC
filed 1997-08-14
CIK 912088

--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       or
             ( ) TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (650) 324-6868
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]

As of August 6, 1997, 24,308,825 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

--------------------------------------------------------------------------------

                             SOLA INTERNATIONAL INC.


                                Table of Contents
                       Form 10-Q for the Quarterly Period
                               Ended June 30, 1997


PART I        FINANCIAL INFORMATION                                                                PAGE
------        ---------------------                                                                ----
Item 1.       Financial Statements

                 Consolidated Condensed Balance Sheet as of June 30, 1997                           3

                 Consolidated Condensed Balance Sheet as of March 31, 1997
                 (derived from audited financial statements)                                        3

                 Consolidated Condensed Statements of Income for the three month periods
                 ended June 30, 1997 and June 30, 1996                                              4

                 Consolidated Condensed Statements of Cash Flows for the three month
                 periods ended June 30, 1997 and June 30, 1996                                      5

                 Notes to Consolidated Condensed Financial Statements                               6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                            8

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                     13

Item 2.       Changes in Securities                                                                 13

Item 3.       Defaults upon Senior Securities                                                       13

Item 4.       Submission of Matters to a Vote of Security Holders                                   13

Item 5.       Other Information                                                                     13

Item 6.       Exhibits and Reports on Form 8-K                                                      13

                                                   2


PART I         FINANCIAL INFORMATION
Item 1.          Financial Statements

                             SOLA INTERNATIONAL INC.

                      Consolidated Condensed Balance Sheets
                                 (in thousands)
                                                                                      March 31, 1997
                                                                                       (derived from
                                                                June 30, 1997        audited financial
ASSETS                                                           (unaudited)            statements)
                                                                 -----------            -----------
Current Assets:
   Cash and cash equivalents............................          $  21,800              $  24,401
   Trade accounts receivable, net.......................            114,311                104,960
   Inventories..........................................            147,401                138,634
   Deferred income taxes................................             10,686                 10,686
   Prepaids and other current assets....................              6,706                  3,539
                                                                  ---------              ---------
      Total current assets..............................            300,904                282,220

Property, plant and equipment, net......................            116,078                110,477
Deferred income taxes...................................              8,460                  8,557
Debt issuance costs, net................................              2,641                  2,773
Goodwill and other intangibles, net.....................            198,024                200,734
Other assets............................................                823                    747
                                                                  ---------              ---------
      Total assets......................................          $ 626,930              $ 605,508
                                                                  =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks and current portion of
      long-term and bank debt...........................          $  25,231              $  19,413
   Accounts payable, accrued liabilities and payroll....             97,960                112,140
   Accrued reorganization and acquisition expenses......              8,126                  9,134
   Income taxes payable.................................              3,993                    467
   Deferred income taxes................................              1,170                  1,261
                                                                  ---------              ---------

      Total current liabilities.........................            136,480                142,415

Long-term debt, less current portion....................              3,273                  3,555
Bank debt, less current portion.........................             87,625                 67,938
Senior subordinated notes...............................             92,034                 91,304
Deferred income taxes...................................              4,379                  4,384
Other liabilities.......................................             11,271                 11,614
                                                                  ---------              ---------

      Total liabilities.................................            335,062                321,210
                                                                  ---------              ---------

Contingencies

Shareholders' Equity:
   Preferred stock, $0.01 par value; 5,000 shares
      authorized; no shares issued......................              --                     --
   Common stock, $0.01 par value; 50,000 shares
      authorized; 24,288 shares (24,263 shares as
      of March 31, 1997) issued and outstanding.........                243                    243
   Additional paid-in capital...........................            271,494                271,167
   Equity participation loans...........................               (328)                  (270)
   Retained earnings....................................             23,994                 12,904
   Cumulative foreign currency adjustment...............             (3,535)                   254
                                                                  ---------              ---------
      Total shareholders' equity........................            291,868                284,298
                                                                  ---------              ---------
      Total liabilities and shareholders' equity........          $ 626,930              $ 605,508
                                                                  =========              =========

        The accompanying notes are an integral part of these condensed financial statements


                                        SOLA INTERNATIONAL INC.

                         Unaudited Consolidated Condensed Statements of Income
                                 (in thousands, except per share data)

                                                            Three Months Ended      Three Months Ended
                                                               June 30, 1997          June 30, 1996
                                                               -------------          -------------
Net sales ..........................................             $ 137,621              $ 109,536
Cost of sales ......................................                72,794                 58,049
                                                                 ---------              ---------
   Gross profit ....................................                64,827                 51,487
                                                                 ---------              ---------
Research and development expenses ..................                 4,755                  4,207
Selling and marketing expenses .....................                24,946                 19,275
General and administrative expenses ................                13,869                 12,423
In-process research and development expense ........                  --                    9,500
                                                                 ---------              ---------
   Operating expenses ..............................                43,570                 45,405
                                                                 ---------              ---------
      Operating income .............................                21,257                  6,082
Interest expense, net ..............................                (4,455)                (3,250)
                                                                 ---------              ---------
   Income before provision for income taxes and
       minority interest ...........................                16,802                  2,832
Provision for income taxes .........................                (5,713)                  (578)
Minority interest ..................................                  --                      (92)
                                                                 ---------              ---------
   Net income ......................................             $  11,089              $   2,162
                                                                 =========              =========

Earnings per share .................................             $    0.44              $    0.09
Weighted average number of shares outstanding ......                25,419                 23,159
                                                                 =========              =========

          The accompanying notes are an integral part of these condensed financial statements

                                                   4


                             SOLA INTERNATIONAL INC.

            Unaudited Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                            Three Months Ended      Three Months Ended
                                                               June 30, 1997          June 30, 1996
                                                               -------------          -------------
Net cash used in operating activities...................        $ (17,693)              $ (2,025)
                                                                ---------               --------

Cash flows from investing activities:
   Acquisition of worldwide ophthalmic business of
      American Optical Corporation, less cash and cash
      equivalents of $3,186.............................             --                 (107,512)
   Acquisition expenses payable.........................             --                    3,183
   Purchases of businesses..............................           (2,651)                  --
   Capital expenditures.................................           (6,377)                (2,791)
   Proceeds from sale of fixed assets...................              258                     21
                                                                ---------               --------

Net cash used in investing activities...................           (8,770)              (107,099)
                                                                ---------               --------

Cash flows from financing activities:
   Payments on equity participation loans/exercise of
       stock options....................................              327                    169
   Net receipts/payments under notes payable to banks,
       and long term debt...............................             (764)                 1,785
   Borrowings on long term debt.........................           (1,228)                   515
   Payments on long term debt...........................            1,318                   (653)
   Proceeds from bank debt..............................           24,606                112,500
                                                                ---------               --------

Net cash provided by financing activities...............           24,259                114,316
                                                                ---------               --------

Effect of exchange rate changes on cash and cash
   equivalents..........................................             (397)                  (489)
                                                                ---------               --------

Net increase (decrease) in cash and cash equivalents....           (2,601)                 4,703

Cash and cash equivalents at beginning of period........           24,401                 22,394
                                                                ---------               --------

Cash and cash equivalents at end of period..............          $21,800                $27,097
                                                                =========               ========

          The accompanying notes are an integral part of these condensed financial statements

                             SOLA INTERNATIONAL INC.

              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

1.   Basis of  Presentation

     The accompanying consolidated condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company's financial statements presented herein include the results of operations and cash flows of the worldwide ophthalmic business ("AO") of American Optical Corporation for the ten days ended June 30, 1996 subsequent to the Company's acquisition of AO on June 19, 1996. The consolidated condensed balance sheet as of March 31, 1997 was derived from audited financial statements. The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories
                                      June 30, 1997          March 31, 1997
                                      (in thousands)         (in thousands)
                                      --------------         --------------
      Raw Materials                       $ 17,730              $ 17,505
      Work In Progress                       7,267                 6,948
      Finished Goods                        84,102                76,936
      Molds                                 38,302                37,245
                                          --------              --------
                                          $147,401              $138,634
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

     As of June 30, 1997 and March 31, 1997, the Company has provided for environmental remediation costs in the amount of $2.3 million which is included in the balance sheet under other long-term liabilities.

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

Results of Operations

Three months ended June 30, 1997 compared to three months ended June 30, 1996

     The results of operations of the Company for the three months ended June 30, 1997 reflect a net income of $11.1 million as compared to a net income of $2.2 million for the same period in the prior year. On June 19, 1996 the Company acquired substantially all of the worldwide ophthalmic business ("AO") of American Optical Corporation ("AOC") pursuant to the terms of the Purchase Agreement (the "Purchase Agreement") dated May 6, 1996 between the Company and AOC. The Company consolidated the results of operations of AO from the date of acquisition to June 30, 1996. The acquisition was accounted for using the purchase method of accounting. As a result of the acquisition the Company incurred two non-recurring charges in the quarter ended June 30, 1996: (i) a $0.7 million charge to cost of sales for the amortization associated with an inventory write-up to fair value; and (ii) a $9.5 million charge for the write-off of in-process research and development. The total write-up of inventory to fair value was $7.2 million, and was amortized to cost of sales based on average inventory turns. The remainder of this write-up was amortized to cost of sales in the second quarter of fiscal 1997. If these non-recurring charges and the provision for taxes related thereto were excluded from the results of operations, the net income for the quarter ended June 30, 1996 would have been $8.9 million, and the increase in net income for the quarter ended June 30, 1997 over quarter ended June 30, 1996, as adjusted, would have been $2.2 million, or 24.3%.

Net Sales

     Net sales totaled $137.6 million in the three months ended June 30, 1997, reflecting an increase of 25.7% over net sales of $109.5 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 28.5%. The acquisition of AO has had a significant impact on the growth in net sales, as the June 30, 1996 quarter only recorded 10 days of AO sales, whereas the June 30, 1997 quarter has a full quarter of net sales included. In addition, the growth in net sales is attributable to the growth in unit sales of higher priced products, offset in part by price erosion in net sales of lower priced products. Higher priced products accounted for approximately 66% of net sales in the three months ended June 30, 1997 compared to approximately 59% for the three months ended June 30, 1996. The higher priced product growth was led by the growth in Spectralite, polycarbonate and plastic photochromic products. Net sales increases by region, excluding the AO business, were achieved as follows: North America 22.6%, Europe 0.8% and Rest of World, a decrease of 3.5%. Using constant exchange rates the regional growths, excluding the AO business, were as follows: North America 22.6%, Europe 2.9% and Rest of World 0.7%.

Gross Profit and Gross Margin

     Gross profit totaled $64.8 million for the three months ended June 30, 1997, reflecting an increase of 24.1% over gross profit of $52.2 million, as adjusted, for the same period in the prior year. Gross profit as a percentage of net sales decreased from 47.7% for the three months ended June 30, 1996, as adjusted, to 47.1% for the three months ended June 30, 1997. Excluding the AO business, and the amortization of the non-recurring inventory write-up to fair value associated with the acquisition, the gross margin for the three months ended June 30, 1996 would have been 47.9%, and excluding the AO business from the three months ended June 30, 1997, the gross margin would have been 48.3%. The margin growth was principally due to sales mix and manufacturing improvements.

Operating Expenses

     Operating expenses in the three months ended June 30, 1997 totaled $43.6 million, a decrease of $1.8 million, over operating expenses of $45.4 million for the same period in the prior year. Included in operating expenses for the three months ended June 30, 1996 is a non-recurring charge of $9.5 million for the write-off of in-process research and development arising from the AO acquisition. If this charge were excluded from operating expenses the growth over the quarter ended June 30, 1996 would be $7.7 million, or 21.3%. Operating expenses for the three months ended June 30, 1997 as a percentage of net sales was 31.7%, compared to 32.8% for the same period of the prior year, excluding the non-recurring charge. Research and development expenses for the three months ended June 30, 1997 increased $0.6 million to $4.8 million, compared to $4.2 million for the three months ended June 30, 1996, which represent 3.5% and 3.8% of net sales, respectively. Selling and marketing expenses for the three months ended June 30, 1997 increased $5.7 million to $25.0 million, compared to $19.3 million for the three months ended June 30, 1996 which represent 18.1% and 17.6%, of net sales for the three months ended June 30, 1997 and the three months ended June 30, 1996, respectively. The increase in sales and marketing expense is primarily due to the AO Acquisition, and on going marketing support for new products, such as Percepta, which was launched in the quarter ended March 31, 1997. As a percentage of net sales, general and administrative expenses reduced to 10.1% for the three months ended June 30, 1997 compared to 11.3% for the three months ended June 30, 1996.

Operating Income

     Operating income, for the three months ended June 30, 1997 totaled $21.2 million, an increase of $4.9 million, or 30.3%, over the three months ended June 30, 1996 operating income of $16.3 million, after adjusting for the non-recurring inventory amortization, and write-off of in-process research and development.

Net Interest Expense

     Net interest expense totaled $4.5 million for the three months ended June 30, 1997 compared to $3.3 million for the three months ended June 30, 1996, an increase of $1.2 million. The increase of $1.2 million is primarily attributable to increased borrowings to fund the acquisition of AO ("AO Acquisition"). Simultaneous with the AO Acquisition, the Company entered into a new bank credit facility with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions (see "--Liquidity and Capital Resources"). In July 1996, the Company issued 2.32 million shares in a public offering for which it received net proceeds of approximately $62.8 million. In addition, in the quarter ended June 30, 1997 the Company began to take advantage of prompt pay discounts offered by some of its major suppliers in the United States. This change has resulted in increased borrowings under its bank credit facility and thus increased interest expense. The Company estimates that this change will result in a net improvement to income before income taxes of approximately $250,000 per annum.

Provision For Income Taxes

     The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 1998 year of 34%. For the three months ended June 30, 1996 the company recorded an effective income tax rate of 31%, as adjusted. The utilization of valuation allowances in the United States resulted in the reduced effective tax rate for fiscal 1997. The Company has deferred tax assets on its balance sheet as of June 30, 1997 amounting to approximately $19.1 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Net Income

     Net income for the three months ended June 30, 1997 totaled $11.1 million compared to $2.2 million for the three months ended June 30, 1996. If the non-recurring inventory and in-process research and development charges, and the provision for taxes related thereto, were excluded from the results of operations, the net income for the quarter ended June 30, 1996 would have been $8.9 million, and the growth for the quarter ended June 30, 1997 over quarter ended June 30, 1996, as adjusted, would have been $2.2 million, or 24.3%.

Liquidity and Capital Resources

     Net cash used in operating activities for the three months ended June 30, 1997 amounted to $17.7 million, an increased usage of $15.7 million from the funds used in operating activities of $2.0 million for the three months ended June 30, 1996. The most significant causes of the increased usage are the growth in accounts receivable and growth in inventories, and the reduction in accounts payable associated with the decision by the Company to take advantage of prompt pay discounts offered by suppliers in the United States, offset in part by an increase in operating income, after adding back non-cash charges for in-process research and development and amortization of inventory write-up, both arising from the AO Acquisition in the three months ended June 30, 1996.

     During the three months ended June 30, 1997, inventories as a percentage of net sales were 26.8% compared to 30.4% for the three months ended June 30, 1996. Included in inventories at June 30, 1996, is an amount of $6.5 million arising from the write-up of inventories to fair value, associated with the AO Acquisition. If this amount is excluded from inventories, the percentage of net sales reduces to 29.0%. The ratios are not comparable as the net sales for the three months end June 30, 1996 only include 10 days of net sales of AO. Accounts receivable as a percentage of net sales for the three months ended June 30, 1997 was 20.8% compared to 21.7% for the same period a year ago. This ratio is similarly impacted by only 10 days of AO business net sales included in the three months ended June 30, 1996.

     Cash flows from investing activities in the three months ended June 30, 1997 amounted to an outflow of $8.8 million. Of this amount $6.4 million represented capital expenditures on fixed assets, and $2.6 million represented investment in acquisitions. Capital expenditures for the three months ended June 30, 1997 amounted to $6.4 million, compared to $2.8 million in the comparable quarter in the prior year. The increased expenditure is considered by management to be timing related, and management anticipates capital expenditures of $30.0 million to $40.0 million annually over the next several years, of which approximately $4.0 million annually is viewed as discretionary. Of the $2.6 million spent on acquisitions, $2.3 million represents the acquisition of a Lab in Belgium, De Muynck Optical, acquired by the Company in April 1997. Cash flows from investing activities in the three months ended June 30, 1996 amounted to an outflow of $107.1 million. On June 19, 1996, the Company acquired substantially all of the worldwide ophthalmic business ("AO") of American Optical Corporation ("AOC") pursuant to the terms of the Purchase Agreement (the "Purchase Agreement") dated May 6, 1996 between the Company and AOC. The AO Acquisition was funded primarily through borrowings under the Company's New Credit Agreement, which borrowings were subsequently repaid in part with the proceeds of the Stock Offering during July 1996.

     Net cash used in financing activities in the three months ended June 30, 1997 amounted to $24.3 million. The most significant use was the increase in bank borrowings to fund the growth in working capital, and the change in prompt pay discount policy in the United States company. Net cash used in financing activities in the three months ended June 30, 1996 amounted to $114.3 million. Simultaneous with the closing of the AO Acquisition, the Company entered into a bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions, covering an aggregate amount of $180 million (the "New Credit Agreement"), replacing the Company's existing credit agreement. The New Credit Agreement is divided into three tranches which comprise: a five-year term loan of $30 million, a renewable three-year foreign currency revolving facility of $30 million, and a five-year US dollar revolver of $120 million. The term and revolving loan were made in order to finance a portion of the AO Acquisition, and refinance existing facilities generally used for working capital. The foreign currency revolver matures on May 31, 1999 and the term loan and US dollar revolver both mature on May 31, 2001.

     Borrowings under the term loan facilities and the US dollar revolver (other than swing line loans, which may only be Base Rate loans) may be made as Base Rate Loans or LIBO Rate Loans. Base Rate Loans bear interest at rates per annum equal to the higher of (a) 0.50% per annum above the latest Federal Funds Rate, or (b) the Bank of American Reference Rate. Base Rate Loans include a margin varying from 0% to 0.125% based on the Company's Funded Debt to EBITDA Ratio. LIBO Rate Loans bear interest at a rate per annum equal to the sum of the LIBO Rate and a margin varying from 0.500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Borrowings under the foreign currency revolver bear interest at rates per annum equal to the referenced currency's local IBOR plus a margin varying from 0.500% to 1.125% based on the Company's Funded Debt to EBITDA Ratio. Local currency Base Rate Loans are also available at similar spread to US Base Rate Loans described above. The term loan and U.S. dollar revolver currently bear interest at a rate of LIBOR plus 0.60% (approximately 6.3% as of June 30, 1997) and the foreign currency revolver bears an interest rate of the relevant local economy IBOR plus 0.60%.

     On December 1, 1993, in connection with the acquisition of the Sola business unit from Pilkington, the Company issued $116.6 million principal amount at maturity of 9 5/8% Senior Subordinated Notes due in 2003, from which it received gross proceeds of approximately $100.0 million and net proceeds of approximately $97.0 million, after deducting fees and expenses. Cash interest on the Notes is payable at the rate of 6% per annum of their principal amount at maturity through and including December 15, 1998, and after such date is payable at the rate of 9 5/8% per annum of their principal at maturity. Interest is payable on June 15 and December 15 of each year. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after December 15, 1998, initially at 104.813% of their principal amount at maturity, plus accrued interest, declining to 100% of their principal amount at maturity, plus accrued interest, on or after December 15, 2000. The Indenture restricts the Company's ability to, among other things, incur indebtedness, declare or pay dividends or make certain other payments, create liens, utilize proceeds from an asset sale, conduct transactions with affiliates and issue capital stock of its subsidiaries. During the three months ended June 30, 1995 the Company repurchased approximately $19.9 million, principal amount at maturity of its 9 5/8% Senior Subordinated Notes due in 2003. The Company may from time to time purchase additional Notes in the market or otherwise subject to market conditions.

     The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of June 30, 1997 the Company's total credit available under such facilities was approximately $30 million, of which $14 million had been utilized.

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

Inflation

     Inflation continues to affect the cost of the goods and services used by the Company. The competitive environment in many markets limits the Company's ability to recover higher costs through increased selling prices, and the Company is subject to price erosion in many of it commodity product lines. The Company seeks to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. Approximately 5.5% of the Company's net sales during the three months ended June 30, 1997 were derived from its operations in South America, with the majority of such net sales generated in Brazil, which has experienced periods of hyper-inflation. In June 1994, the Brazilian Government introduced a new currency, the Real, and adopted certain financial plans to reduce inflation in that country. Through June 30, 1997, these plans have been successful, and inflation has reduced to approximately 2-3% per month, compared to a rate of approximately 45% per month in June 1994 (3,500% for the full year). Since introduction of this plan, the Brazilian Real has either strengthened or remained at parity with the US dollar. During the later part of fiscal 1996 and during the first quarter of fiscal 1997, the Venezuelan Bolivar has significantly  deteriorated  against  the US  dollar.  The  Company  is  closely monitoring the continued deterioration of this currency. At present approximately 1% of the Company's net sales originate in Venezuela. Commencing with the fourth quarter of fiscal 1997 the Company's operations in Mexico have been accounted for as hyper-inflationary economies. In hyper-inflationary environments, the Company generally protects margins by methods which include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible.

Information Relating to Forward-Looking Statements

     This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding among other items, (i) the Company's interest expense, (ii) the impact of inflation, and (iii) future income tax rates and capital expenditures. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The
Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of "Factors Affecting Future Operating Results" included in Exhibit 99.1 of the Company's Form 10-K for the fiscal year ended March 31, 1997, and the factors described in "Business-Environmental Matters", also included in the Company's Form 10-K for the fiscal year ended March 31, 1997.

PART II       OTHER INFORMATION

Item 1.    Legal Proceedings

           Not applicable

Item 2.    Changes in Securities

           Not applicable

Item 3.    Defaults upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

        Exhibit Number                 Description                   Page Number
        --------------                 -----------                   -----------
              11          Statement Regarding Computation of Per
                                      Share Earnings                     16

              27                 Financial Data Schedule

           (b)  Reports on Form 8-K

                 Not applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Sola International Inc.
                                    (Registrant)


Dated:  August 14, 1997             By:  /s/Ian S. Gillies
      -----------------                  -------------------
                                         Ian S. Gillies
                                         Vice President of Administration, Chief
                                         Financial Officer, Secretary and
                                         Treasurer

                                  Exhibit Index


        Exhibit No.                          Description                    Page
        -----------                          ------------                   ----

         11                Statement Regarding
                           Computation of Per Share
                           Earnings.                                         16

         27                Financial Data Schedule