Form 10-Q
period 1997-09-30
SOLA INTERNATIONAL INC
filed 1997-11-10
CIK 912088

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                       or
              ( ) TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


                                 (650) 324-6868
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

As of October 31, 1997, 24,398,254 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================

                                         SOLA INTERNATIONAL INC.


                                            Table of Contents
                                   Form 10-Q for the Quarterly Period
                                        Ended September 30, 1997

PART I        FINANCIAL INFORMATION                                                                PAGE
Item 1.       Financial Statements

                 Consolidated Condensed Balance Sheet as of September 30, 1997                      3

                 Consolidated Condensed Balance Sheet as of March 31, 1997
                 (derived from audited financial statements)                                        3

                 Consolidated Condensed Statements of Income for the three and six month
              periods ended September 30, 1997 and September 30, 1996                               4

                 Consolidated Condensed Statements of Cash Flows for the six month periods
              ended September 30, 1997 and September 30, 1996                                       5

                 Notes to Consolidated Condensed Financial Statements                               6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                            9

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                     15

Item 2.       Changes in Securities                                                                 15

Item 3.       Defaults upon Senior Securities                                                       15

Item 4.       Submission of Matters to a Vote of Security Holders                                   15

Item 5.       Other Information                                                                     15

Item 6.       Exhibits and Reports on Form 8-K                                                      16

PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements

                                                       SOLA INTERNATIONAL INC.

                                                Consolidated Condensed Balance Sheets
                                                (in thousands, except per share data)

                                                                                                                    March 31, 1997
                                                                                                                    (derived from
                                                                                             September 30, 1997    audited financial
                                                                                                (unaudited)           statements)
                                                                                                  ---------            ---------
ASSETS
Current assets:
   Cash and cash equivalents .......................................................              $  17,924            $  24,401
   Trade accounts receivable, net ..................................................                116,103              104,960
   Inventories .....................................................................                154,113              138,634
   Deferred income taxes ...........................................................                 11,367               10,686
   Prepaids and other current assets ...............................................                  5,338                3,539
                                                                                                  ---------            ---------
      Total current assets .........................................................                304,845              282,220

Property, plant and equipment, net .................................................                119,095              110,477
Deferred income taxes ..............................................................                  8,402                8,557
Debt issuance costs, net ...........................................................                  2,512                2,773
Goodwill and other intangibles, net ................................................                198,350              200,734
Other assets .......................................................................                    860                  747
                                                                                                  ---------            ---------
      Total assets .................................................................              $ 634,064            $ 605,508
                                                                                                  =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks and current portion of
      long-term and bank debt ......................................................              $  23,402            $  19,413
   Accounts payable, accrued liabilities and payroll ...............................                 97,954              112,140
   Accrued reorganization and acquisition expenses .................................                  7,660                9,134
   Income taxes payable ............................................................                  3,984                  467
   Deferred income taxes ...........................................................                  1,077                1,261
                                                                                                  ---------            ---------

      Total current liabilities ....................................................                134,077              142,415

Long-term debt, less current portion ...............................................                  2,297                3,555
Bank debt, less current portion ....................................................                 85,625               67,938
Senior subordinated notes ..........................................................                 92,796               91,304
Deferred income taxes ..............................................................                  4,380                4,384
Other liabilities ..................................................................                 12,808               11,614
                                                                                                  ---------            ---------

      Total liabilities ............................................................                331,983              321,210
                                                                                                  ---------            ---------

Contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000 shares
authorized; ........................................................................                   --                   --
      no shares issued
   Common stock, $0.01 par value; 50,000 shares
authorized;
24,384 shares (24,263 shares as of March 31, 1997) .................................                    243                  243
      issued and outstanding
   Additional paid-in capital ......................................................                272,329              271,167
   Equity participation loans ......................................................                   (240)                (270)
   Retained earnings ...............................................................                 35,771               12,904
   Cumulative foreign currency adjustment ..........................................                 (6,022)                 254
                                                                                                  ---------            ---------
      Total shareholders' equity ...................................................                302,081              284,298
                                                                                                  ---------            ---------

      Total liabilities and shareholders' equity ...................................              $ 634,064            $ 605,508
                                                                                                  =========            =========

                         The accompanying notes are an integral part of these condensed financial statements

                                                       SOLA INTERNATIONAL INC.

                                        Unaudited Consolidated Condensed Statements of Income
                                                (in thousands, except per share data)


                                                                           Three Months Ended                Six Months Ended
                                                                   September 30,     September 30,    September 30,    September 30,
                                                                   -------------     -------------    -------------    -------------
                                                                      1997              1996              1997               1996
                                                                    ---------         ---------         ---------         ---------
Net sales ..................................................        $ 135,731         $ 128,194         $ 273,352         $ 237,730
Cost of sales ..............................................           71,892            75,085           144,686           133,134
                                                                    ---------         ---------         ---------         ---------
   Gross profit ............................................           63,839            53,109           128,666           104,596
                                                                    ---------         ---------         ---------         ---------
Research and development expenses ..........................            4,599             4,336             9,354             8,543
Selling and marketing expenses .............................           24,584            23,135            49,530            42,410
General and administrative expenses ........................           12,773            11,663            26,642            24,086
In process research and development expense ................             --                --                --               9,500
                                                                    ---------         ---------         ---------         ---------
   Operating expenses ......................................           41,956            39,134            85,526            84,539
                                                                    ---------         ---------         ---------         ---------
   Operating income ........................................           21,883            13,975            43,140            20,057
Interest expense, net ......................................            4,644             4,292             9,099             7,542
                                                                    ---------         ---------         ---------         ---------

   Income before provision for income taxes
      and minority interest ................................           17,239             9,683            34,041            12,515
Provision for income taxes .................................           (5,661)           (2,633)          (11,374)           (3,211)
Minority interest ..........................................              200               (81)              200              (173)
                                                                    ---------         ---------         ---------         ---------
   Net income ..............................................        $  11,778         $   6,969         $  22,867         $   9,131
                                                                    =========         =========         =========         =========

Earnings per share:
Net income .................................................        $    0.46         $    0.27         $    0.90         $    0.37
                                                                    =========         =========         =========         =========
Weighted average common and common
   equivalent shares outstanding ...........................           25,539            25,460            25,480            24,351
                                                                    =========         =========         =========         =========

                         The accompanying notes are an integral part of these condensed financial statements

                                                       SOLA INTERNATIONAL INC.

                                      Unaudited Consolidated Condensed Statements of Cash Flows
                                                           (in thousands)

                                                                                                        Six Months Ended
                                                                                             September 30, 1997   September 30, 1996
                                                                                             ------------------   ------------------
Net cash provided by (used in) operating activities ................................              $  (9,865)           $   4,806
                                                                                                  ---------            ---------

Cash flows from investing activities:
     Acquisition of worldwide ophthalmic business of
       American Optical Corporation, less cash and cash
       equivalents of $3,365 .......................................................                   --               (105,090)
     Acquisition of Neolens Incorporated, less cash and
       cash equivalents of $12 .....................................................                   --                (16,848)
     Purchases of businesses .......................................................                 (2,511)                --
   Capital expenditures ............................................................                (13,963)             (11,358)
   Proceeds from sale of fixed assets ..............................................                    261                   40
                                                                                                  ---------            ---------

Net cash used in investing activities ..............................................                (16,213)            (133,256)
                                                                                                  ---------            ---------

Cash flows from financing activities:
   Sale of common stock ............................................................                   --                 63,136
   Payments on equity participation loans/exercise of
     stock options .................................................................                  1,162                  121
   Net receipts under notes payable to banks, and
     long term debt ................................................................                    627                1,738
   Borrowings on long term debt ....................................................                    234                3,968
   Payments on long term debt ......................................................                   (326)              (1,798)
   Proceeds from bank debt .........................................................                 18,624               69,000
                                                                                                  ---------            ---------

Net cash provided by financing activities ..........................................                 20,321              136,165
                                                                                                  ---------            ---------

Effect of exchange rate changes on cash and cash
   equivalents .....................................................................                   (720)                (447)
                                                                                                  ---------            ---------

Net increase (decrease) in cash and cash equivalents ...............................                 (6,477)               7,268

Cash and cash equivalents at beginning of period ...................................                 24,401               22,394
                                                                                                  ---------            ---------

Cash and cash equivalents at end of period .........................................              $  17,924            $  29,662
                                                                                                  =========            =========

                         The accompanying notes are an integral part of these condensed financial statements

                            SOLA INTERNATIONAL INC.

              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

1.   Basis of  Presentation

     The accompanying consolidated condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company's financial statements presented herein include the results of operations and cash flows of the worldwide ophthalmic business ("AO") of American Optical Corporation ("AOC") for the three months and ten days ended September 30, 1996 subsequent to the Company's acquisition of AO on June 19, 1996, and the results of operations and cash flow of Neolens, Inc. ("Neolens") for the three months ended September 30, 1996 subsequent to the Company's acquisition of Neolens on July 2, 1996. The consolidated condensed balance sheet as of March 31, 1997 was derived from audited financial statements. The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories
                                             September 30, 1997   March 31, 1997
                                               (in thousands)     (in thousands)
                                               --------------     --------------
     Raw Materials                                $ 17,924         $ 17,505
     Work In Progress                                8,185            6,948
     Finished Goods                                 88,729           76,936
     Molds                                          39,275           37,245
                                                  --------         --------
                                                  $154,113         $138,634
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

     The Company is currently participating in a remediation program of one of its manufacturing facilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Superfund Amendments and
Reauthorization Act of 1986. In March 1997 the EPA consented to the Company curtailing clean-up activities for a six month period which ended in September. The Company continued to monitor contamination levels during the curtailment period. An interim report was submitted to the EPA on August 15 and a final report will be submitted to the EPA in November 1997 to enable the EPA to assess the impact of the curtailment of clean-up activities. The company expects continued reduction of clean-up activities due to relatively low level of contamination existing at the site.

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

     As of September 30, 1997 and March 31, 1997, the Company has provided for environmental remediation costs in the amount of $1.7 million and $2.3 million, respectively, which is included in the balance sheet under other long-term liabilities.

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

4.   Subsequent Events

Tender Offer for Senior Subordinated Notes

     During October 1997 the Company commenced a tender offer to repurchase all of its 9 5/8% Senior Subordinated Notes due 2003 together with a related consent solicitation ("Offer"). The Offer is priced on a fixed spread of 40 basis points over the yield on the 5 5/8% U.S. Treasury Note due November 30, 1998 as of 12:00 noon, New York City time, on the second business day immediately preceding the expiration date of the Offer, less a consent payment of $12.50 per $1,000 principal amount for which a valid consent is received. As of October 31, 1997 all of the bondholders had accepted the Offer. The Company anticipates recording an extraordinary charge of approximately $6.0 million in the three months ending December 31, 1997 representing the write-off of unamortized debt issuance costs and premium over accreted value, net of tax.

Amendment of Bank Credit Facility

     In conjunction with the Offer the Company is amending its bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions ("Amended Agreement"). The Amended Agreement increases the Company's multicurrency revolving facility from $180 million to $300 million. Borrowings are divided into two tranches. Tranche A permits borrowings up to $30 million in either U.S. dollars or foreign currencies, to be used for working capital and consummating certain permitted acquisitions. Tranche B permits borrowings of up to $270 million and can be used for working capital purposes, refinancing the term loans under the existing bank credit agreement, repurchasing the Company's Senior Subordinated Notes, and consummating certain permitted acquisitions. The Tranche A Facility matures on October 31, 2000 and the Tranche B Facility matures on May 31, 2001. Among other things the Amended Agreement amended certain financial covenants, removed the requirement for foreign subsidiary guarantees under the Tranche A facility, increased the basket for incurring other unsecured indebtedness to $150 million, and deleted the term facility portion under the existing agreement.

     Borrowings under the Tranche A and Tranche B revolvers (other than swing line loans, which may only be Base Rate loans) may be made as Base Rate Loans or LIBO Rate Loans. Base Rate Loans bear interest at rates per annum equal to the higher of (a) 0.50% per annum above the latest Federal Funds Rate, or (b) the Bank of America Reference Rate. LIBO Rate Loans bear interest at a rate per annum equal to the sum of the LIBO Rate and a margin varying from 0.450% to 0.750% based on the Company's leverage ratio. Fixed rate borrowings in foreign currencies bear interest at rates per annum equal to the referenced currency's local IBOR plus a margin varying from 0.450% to 0.750% based on the Company's leverage ratio. Local currency Base Rate Loans are also available at a spread similar to US Base Rate Loans described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated condensed financial statements and notes thereto included elsewhere herein.

     On June 19, 1996 the Company acquired substantially all of the worldwide ophthalmic business of American Optical Corporation pursuant to the terms of the Purchase Agreement dated as of May 6, 1996 between the Company and AOC. The Company consolidated the results of operations of AO from the date of acquisition to September 30, 1996. The acquisition was accounted for using the purchase method of accounting. As a result of the acquisition the Company incurred two non-recurring charges in the six months ended September 30, 1996:
(i) a $7.2 million ($6.5 million in the three months ended September 30, 1996) charge to cost of sales for the amortization associated with an inventory write-up to fair value; and (ii) a $9.5 million charge for the write-off of in-process research and development (all of which was recorded in the three months ended June 30, 1996).

Results of Operations

Three months ended September 30, 1997 compared to three months ended September 30, 1996

     The results of operations of the Company for the three months ended September 30, 1997 reflect net income of $11.8 million as compared to net income of $7.0 million for the same period in the prior year. If the non-recurring charge referred to above and the provision for taxes related thereto were excluded from the results of operations, the net income for the three months ended September 30, 1996 would have been $11.1 million, and the increase in net income for the three months ended September 30, 1997 over the three months ended September 30, 1996, as adjusted, would have been $0.7 million, or 6.3%.

Net Sales

     Net sales totaled $135.7 million in the three months ended September 30, 1997, reflecting an increase of 5.9% over net sales of $128.2 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 9.9%. The growth in net sales is principally attributable to the growth in unit sales of higher priced products, offset in part by price erosion in net sales of lower priced products. Higher priced products accounted for approximately 65% of net lens sales in the three months ended September 30, 1997 compared to approximately 61% for the three months ended September 30, 1996. The higher priced product growth was led by the growth in Spectralite and plastic photochromic products. Net sales increased by 13.6% in North America and 7.5% in Rest of World. Net sales in Europe declined by 7.2%. The lower net sales performance in Europe and Rest of World is primarily a result of the strength of the U.S. dollar compared to most world currencies. Using constant exchange rates the regional increases were as follows: North America 13.6%, Europe 2.6% and Rest of World 11.8%.

Gross Profit and Gross Margin

     Gross profit totaled $63.8 million for the three months ended September 30, 1997, reflecting an increase of 20.2% over gross profit of $53.1 million for the same period in the prior year. Gross profit as a percentage of net sales increased to 47.0% for the three months ended September 30, 1997 from 41.5% for the three months ended September 30, 1996. Excluding the amortization of the non-recurring inventory write-up to fair value associated with the acquisition of AO in the three months ended September 30, 1996, the gross margin would have been 46.5%. The margin growth was principally due to sales mix and manufacturing improvements.

 Operating Expenses

     Operating expenses in the three months ended September 30, 1997 totaled $41.9 million, an increase of $2.8 million, over operating expenses of $39.1 million for the same period in the prior year. Operating expenses as a percentage of net sales were 30.9%, compared to 30.5% for the same period of the prior year. Research and development expenses for the three months ended September 30, 1997 increased $0.3 million to $4.6 million, compared to $4.3 million for the three months ended September 30, 1996, which represent 3.4% of net sales in each period. Selling and marketing expenses for the three months ended September 30, 1997 increased $1.4 million to $24.5 million, compared to $23.1 million for the three months ended September 30, 1996 which represent 18.1% and 18.0%, of net sales for the three months ended September 30, 1997 and the three months ended September 30, 1996, respectively. The increase in sales and marketing expense is primarily due to on going marketing support for new products, such as Percepta, which was initially launched in the three months ended March 31, 1997. As a percentage of net sales, general and administrative expenses were $12.8 million, or 9.4% of net sales, for the three months ended September 30, 1997, compared to $11.7 million, or 9.1% of net sales for the three months ended September 30, 1996.

Operating Income

     Exclusive of the non-recurring amortization of the inventory write-up discussed above, operating income for the three months ended September 30, 1996 totaled $20.5 million. Operating income for the three months ended September 30, 1997 was $21.9 million, an increase of $1.4 million, or 6.9%, over the three months ended September 30, 1996, as adjusted.

Net Interest Expense

     Net interest expense totaled $4.6 million for the three months ended September 30, 1997 compared to $4.3 million for the three months ended September 30, 1996, an increase of $0.3 million. The higher net interest expense reflects increased borrowings to fund working capital growth, primarily inventory and accounts receivable.

Provision for Income Taxes

     The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 1998 year of 33.4%, a slight decrease from that anticipated during the three months ended June 30, 1997. For the three months ended September 30, 1996 the Company recorded an effective income tax rate of 31%, as adjusted. The utilization of valuation allowances in the United States resulted in the reduced effective tax rate for fiscal 1997. The Company has deferred tax assets on its balance sheet as of September 30, 1997 amounting to approximately $19.8 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.


Six months ended September 30, 1997 compared to six months ended September 30, 1996

     The results of operations of the Company for the six months ended September 30, 1997 reflect net income of $22.9 million as compared to net income of $9.1 million for the same period in the prior year. If the non-recurring charges associated with the amortization of the inventory write-up to fair value and the write off of in-process research and development, and the provision for taxes related thereto, were excluded, net income for the six months ended September 30, 1996 would have been $20.0 million, and the increase in net income for the six months ended September 30, 1997 over the six months ended September 30, 1996, as adjusted, would have been $2.9 million, or 14.4%.

Net Sales

     Net sales totaled $273.4 million in the six months ended September 30, 1997, reflecting an increase of 15.0% over net sales of $237.7 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 18.6%. The growth in net sales is principally attributable to the AO Acquisition and growth in unit sales of higher priced products, offset in part by price erosion in net sales of lower priced products. Higher priced products accounted for approximately 65% of net lens sales in the six months ended September 30, 1997 compared to approximately 59% for the six months ended September 30, 1996. The higher priced product growth was led by the growth in Spectralite, plastic photochromic and polycarbonate products. Net sales increased by 22.7% in North America, 10.3% in Europe and 4.7% in Rest of World. Using constant exchange rates the regional growths were as follows: North America 22.8%, Europe 19.6% and Rest of World 7.7%.

Gross Profit and Gross Margin

     Gross profit totaled $128.7 million for the six months ended September 30, 1997, reflecting an increase of 23.0% over gross profit of $104.6 million for the same period in the prior year. Gross profit as a percentage of net sales increased to 47.1% for the six months ended September 30, 1997 from 44.0% for the six months ended September 30, 1996. Excluding the amortization of the non-recurring inventory write-up to fair value associated with the AO acquisition of $7.2 million, the gross margin for the six months ended September 30, 1996 would have been 47.0%. The margin growth was principally due to sales mix and manufacturing improvements.

Operating Expenses

     Operating expenses in the six months ended September 30, 1997 totaled $85.5 million, an increase of $1.0 million, over operating expenses of $84.5 million for the same period in the prior year. Included in operating expenses for the six months ended September 30, 1996 is a non-recurring charge of $9.5 million for the write-off of in-process research and development arising from the AO acquisition. If this charge were excluded from operating expenses the growth over the six months ended September 30, 1996 would be $10.5 million or 14.0%. Operating expenses for the six months ended September 30, 1997 as a percentage of net sales was 31.3%, compared to 31.6%, excluding the non-recurring charge, for the same period of the prior year. Research and development expenses for the six months ended September 30, 1997 increased $0.8 million to $9.4 million, compared to $8.6 million for the six months ended September 30, 1996, which represent 3.4% and 3.6% of net sales, respectively. Selling and marketing expenses for the six months ended September 30, 1997 increased $7.1 million to $49.5 million, compared to $42.4 million for the six months ended September 30, 1996 which represent 18.1% and 17.8%, of net sales for the six months ended September 30, 1997 and the six months ended September 30, 1996, respectively. The increase in sales and marketing expense is primarily due to the AO Acquisition and on going marketing support for new products, such as Percepta. As a percentage of net sales, general and administrative expenses declined to 9.7% for the six months ended September 30, 1997 compared to 10.1% for the six months ended September 30, 1996.

Operating Income

     Exclusive of the non-recurring amortization of the inventory write-up and the write-off of in-process research and development discussed above, operating income for the six months ended September 30, 1996 totaled $36.7 million. Operating income for the six months ended September 30, 1997 was $43.1 million, an increase of $6.4 million, or 17.3%, over the six months ended September 30, 1996 operating income, as adjusted.

Net Interest Expense

     Net interest expense totaled $9.1 million for the six months ended September 30, 1997 compared to $7.5 million for the six months ended September 30, 1996, an increase of $1.6 million. The increase of

$1.6 million is primarily attributable to increased borrowings to fund the AO and Neolens acquisitions, and increased borrowings to fund working capital growth, primarily inventory and accounts receivable.

Liquidity and Capital Resources

     Net cash used in operating activities for the six months ended September 30, 1997 amounted to $9.9 million, compared to funds provided by operating activities of $4.8 million for the six months ended September 30, 1996. The most significant causes of the increased usage are the growth in accounts receivable and inventories supporting sales volume growth, and the reduction in accounts payable associated with the decision by the Company to take advantage of prompt pay discounts offered by suppliers in the United States, offset in part by an increase in operating income, after adding back non-recurring non-cash charges in the six months ended September 30, 1996.

     During the six months ended September 30, 1997, using a three month net sales annualized convention, inventories as a percentage of net sales were 28.4% compared to 25.4% for the six months ended September 30, 1996. The increase in inventories is primarily as a result of building inventories to support new product launches, growth in higher priced products as a percentage of net sales and therefore of inventories, and the overall increase in business. Accounts receivable as a percentage of net sales for the six months ended September 30, 1997 was 21.4% compared to 20.0% for the same period a year ago. The increase in accounts receivable is primarily as a result of geographic sales mix changes, primarily within Europe, and slow collections in Brazil and China due to tightening of credit in those economies.

     Cash flows from investing activities in the six months ended September 30, 1997 amounted to an outflow of $16.2 million, compared to an outflow of $133.3 million for the six months ended September 30, 1996. During the six months ended September 30, 1996 the Company acquired AO and Neolens, Inc., a Florida Corporation. Cash outflows from these investing activities were $121.9 million. Capital expenditures for the six months ended September 30, 1997 amounted to $13.9 million, compared to $11.4 million in the comparable period in the prior year. Management anticipates capital expenditures of $40.0 million to $45.0 million annually over the next several years, of which approximately $5.0 million annually is viewed as discretionary.

     Net cash provided by financing activities, primarily from borrowings under bank debt, in the six months ended September 30, 1997 amounted to $20.3 million, compared to $136.2 million in the same period in the prior year. The primary source of funds in the six months ended September 30, 1996 was from the sale of 2,320,000 shares of the Company's common stock, and borrowings under the Company's bank credit agreement

     During October 1997 the Company commenced a tender offer to repurchase all of its 9 5/8% Senior Subordinated Notes due 2003 together with a related consent solicitation ("Offer"). The Offer is priced on a fixed spread of 40 basis points over the yield on the 5 5/8% U.S. Treasury Note due November 30, 1998 as of 12:00 noon, New York City time, on the second business day immediately preceding the expiration date of the Offer, less a consent payment of $12.50 per $1,000 principal amount for which a valid consent is received. The consent solicitation is to effect certain amendments to the indenture under which the Senior Subordinated Notes were issued, including the elimination of substantially all of the restrictive covenants and certain of the events of default. The Offer expires at 12:00 midnight, New York City time, on November 7, 1997, and to receive a consent payment, holders had to deliver their consents to the proposed amendments by 5:00 p.m., New York City time, on October 31, 1997. As of October 31, 1997 all of the bondholders had accepted the Offer. The Company anticipates recording an extraordinary charge of approximately $6.0 million in the three months ending December 31, 1997 representing the write-off of unamortized debt issuance costs and premium over accreted value, net of tax.

     In conjunction with the Offer the Company is amending its bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions ("Amended Agreement"). The Amended Agreement increases the Company's multicurrency revolving facility from $180 million to $300 million. Borrowings are divided into two tranches. Tranche

A permits borrowings up to $30 million in either U.S. dollars or foreign currencies, to be used for working capital and consummating certain permitted acquisitions. Tranche B permits borrowings of up to $270 million and can be used for working capital purposes, refinancing the term loans under the existing bank credit agreement, repurchasing the Company's Senior Subordinated Notes, and consummating certain permitted acquisitions. The Tranche A Facility matures on October 31, 2000 and the Tranche B Facility matures on May 31, 2001. Among other things the Amended Agreement amended certain financial covenants, removed the requirement for foreign subsidiary guarantees under the Tranche A facility, increased the basket for incurring other unsecured indebtedness to $150 million, and deleted the term facility portion under the existing agreement.

     Borrowings under the Tranche A and Tranche B revolvers (other than swing line loans, which may only be Base Rate loans) may be made as Base Rate Loans or LIBO Rate Loans. Base Rate Loans bear interest at rates per annum equal to the higher of (a) 0.50% per annum above the latest Federal Funds Rate, or (b) the Bank of America Reference Rate. LIBO Rate Loans bear interest at a rate per annum equal to the sum of the LIBO Rate and a margin varying from 0.450% to 0.750% based on the Company's leverage ratio. Fixed rate borrowings in foreign currencies bear interest at rates per annum equal to the referenced currency's local IBOR plus a margin varying from 0.450% to 0.750% based on the Company's leverage ratio. Local currency Base Rate Loans are also available at a spread similar to US Base Rate Loans described above.

     The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of September 30, 1997 the Company's total credit available under such facilities was approximately $30.0 million, of which $16.0 million had been utilized.

     The Company continues to have significant liquidity requirements. In addition to working capital needs and capital expenditures, the Company has substantial cash requirements for debt service. The Company expects that the Amended Agreement and other overseas credit facilities, together with cash on hand and internally generated funds, if available as anticipated, will provide sufficient capital resources to finance the Company's operations, fund anticipated capital expenditures, and meet interest requirements on its debt for the foreseeable future. As the Company's debt (including debt under the Amended Agreement) matures, the Company may need to refinance such debt. There can be no assurance that such debt can be refinanced on terms acceptable to the Company.

Seasonality

     The Company's business is somewhat seasonal, with fiscal third quarter results generally weaker than the other three quarters as a result of lower sales during the holiday season, and fiscal fourth quarter results generally the strongest.

Inflation

     Inflation continues to affect the cost of the goods and services used by the Company. The competitive environment in many markets limits the Company's ability to recover higher costs through increased selling prices, and the Company is subject to price erosion in many of its commodity product lines. The Company seeks to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements.
Approximately 6% of the Company's net sales during the six months ended September 30, 1997 were derived from its operations in South American countries, which have experienced, or may experience, periods of hyper-inflation. In hyper-inflationary environments, the Company generally protects margins by methods which include increasing prices periodically at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible.

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

PART ll   OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of the security holders at the Company's Annual Meeting of Stockholders held on August 15, 1997:

         Proposal I The Shareholders elected 7 members of the Board of Directors to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified. Votes cast were as follows:


                                     Total Vote For      Total Vote Withheld
                                     Each Director       From Each Director

Maurice J. Cunniffe                      19,827,163               46,747

Douglas D. Danforth                      19,805,930               67,980

A. William Hamill                        19,827,525               46,385

John E. Heine                            19,826,035               47,875

Hamish Maxwell                           19,805,307               68,603

Irving S. Shapiro                        19,818,605               55,305

Jackson L. Schultz                       19,805,770               68,140


         Proposal II The Shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending March 31, 1998. Votes cast were as follows:

                    For                  Against                Abstain

                19,795,468               21,561                 56,881

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

        Exhibit Number                  Description                  Page Number

              11              Statement Regarding Computation
                                   of Per Share Earnings                 19

              27                  Financial Data Schedule                20

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         Sola International Inc.
                                                         (Registrant)




Dated:  November 7, 1997                                 By:/s/Steven M. Neil
                                                            --------------------
                                                            Steven M. Neil
                                                            Executive Vice
                                                            President, Chief
                                                            Financial Officer,
                                                            Secretary and
                                                            Treasurer

                                  Exhibit Index


        Exhibit No.               Description                          Page
        -----------              ------------                          ----

         11                Statement Regarding Computation
                           of Per Share Earnings                       19

         27                Financial Data Schedule                     20