Form 10-Q
period 1997-12-31
SOLA INTERNATIONAL INC
filed 1998-02-10
CIK 912088

================================================================================
                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


     (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997
                                       or

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

As of January 30, 1998, 24,542,703 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.
================================================================================

                                         SOLA INTERNATIONAL INC.


                                            Table of Contents
                                   Form 10-Q for the Quarterly Period
                                         Ended December 31, 1997

PART I        FINANCIAL INFORMATION                                                                PAGE
------        ---------------------                                                                ----
Item 1.       Financial Statements

                 Consolidated Condensed Balance Sheet as of December 31, 1997                       3

                 Consolidated Condensed Balance Sheet as of March 31, 1997
                 (derived from audited financial statements)                                        3

                 Consolidated Condensed Statements of Income for the three and nine month
                 periods ended December 31, 1997 and 1996                                           4

                 Consolidated Condensed Statements of Cash Flows for the nine month  periods
                 ended December 31, 1997 and 1996                                                   5

                 Notes to Consolidated Condensed Financial Statements                               6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                           10

PART II       OTHER INFORMATION
-------       -----------------

Item 1.       Legal Proceedings                                                                    16

Item 2.       Changes in Securities                                                                16

Item 3.       Defaults upon Senior Securities                                                      16

Item 4.       Submission of Matters to a Vote of Security Holders                                  16

Item 5.       Other Information                                                                    16

Item 6.       Exhibits and Reports on Form 8-K                                                     16

PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements

                                                       SOLA INTERNATIONAL INC.

                                                Consolidated Condensed Balance Sheets
                                                (in thousands, except per share data)

                                                                                                                   March 31, 1997
                                                                                                                    (derived from
                                                                                             December 31, 1997     audited financial
                                                                                                 (unaudited)          statements)
                                                                                                 -----------          -----------
ASSETS

Current assets:
   Cash and cash equivalents .......................................................              $  18,961           $  24,401
   Trade accounts receivable, net ..................................................                112,688             104,960
   Inventories .....................................................................                168,210             138,634
   Other current assets ............................................................                 15,161              14,225
                                                                                                  ---------           ---------
      Total current assets .........................................................                315,020             282,220

Property, plant and equipment, net .................................................                122,227             110,477
Debt issuance costs, net ...........................................................                  1,031               2,773
Goodwill and other intangibles, net ................................................                196,671             200,734
Other assets .......................................................................                  9,849               9,304
                                                                                                  ---------           ---------
      Total assets .................................................................              $ 644,798           $ 605,508
                                                                                                  =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks and current portion of
      long-term and bank debt ......................................................              $  20,791           $  19,413
   Accounts payable, accrued liabilities and payroll ...............................                101,952             112,140
   Income taxes payable ............................................................                  2,873                 467
   Deferred income taxes ...........................................................                    842               1,261
   Other current liabilities .......................................................                  7,458               9,134
                                                                                                  ---------           ---------

      Total current liabilities ....................................................                133,916             142,415

Long-term debt, less current portion ...............................................                  1,689               3,555
Bank debt, less current portion ....................................................                190,000              67,938
Senior subordinated notes ..........................................................                   --                91,304
Other liabilities ..................................................................                 15,400              15,998
                                                                                                  ---------           ---------

      Total liabilities ............................................................                341,005             321,210
                                                                                                  ---------           ---------

Contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued .....                    --                  --
   Common stock, $0.01 par value; 50,000 shares authorized;
   24,491 shares (24,263 shares as of March 31, 1997) issued and outstanding........                    245                 243
   Additional paid-in capital ......................................................                273,369             271,167
   Equity participation loans ......................................................                   (230)               (270)
   Retained earnings ...............................................................                 41,082              12,904
   Cumulative foreign currency adjustment ..........................................                (10,673)                254
                                                                                                  ---------           ---------
      Total shareholders' equity ...................................................                303,793             284,298
                                                                                                  ---------           ---------

      Total liabilities and shareholders' equity ...................................              $ 644,798           $ 605,508
                                                                                                  =========           =========

                         The accompanying notes are an integral part of these condensed financial statements

                                                      SOLA INTERNATIONAL INC.

                                        Unaudited Consolidated Condensed Statements of Income
                                                (in thousands, except per share data)


                                                                            Three Months Ended               Nine Months Ended
                                                                      December 31,    December 31,     December 31,    December 31,
                                                                      ------------    ------------     ------------    ------------
                                                                         1997             1996             1997             1996
                                                                       ---------        ---------        ---------        ---------
Net sales ......................................................       $ 129,272        $ 119,721        $ 402,624        $ 357,451
Cost of sales ..................................................          66,905           62,597          211,591          195,731
                                                                       ---------        ---------        ---------        ---------
   Gross profit ................................................          62,367           57,124          191,033          161,720
                                                                       ---------        ---------        ---------        ---------
Research and development expenses ..............................           4,390            4,224           13,744           12,767
Selling and marketing expenses .................................          22,999           24,723           72,529           67,133
General and administrative expenses ............................          13,995           12,916           40,637           37,002
In process research and development expense ....................            --               --               --              9,500
                                                                       ---------        ---------        ---------        ---------
   Operating expenses ..........................................          41,384           41,863          126,910          126,402
                                                                       ---------        ---------        ---------        ---------
   Operating income ............................................          20,983           15,261           64,123           35,318
Interest expense, net ..........................................          (4,288)          (4,150)         (13,387)         (11,692)
                                                                       ---------        ---------        ---------        ---------

   Income before provision for income taxes,
      minority interest and extraordinary item .................          16,695           11,111           50,736           23,626
Provision for income taxes .....................................          (5,572)          (3,444)         (16,946)          (6,655)
Minority interest ..............................................             112              173              312             --
                                                                       ---------        ---------        ---------        ---------
   Income before extraordinary item ............................          11,235            7,840           34,102           16,971
Extraordinary item, loss due to repurchase of
   senior subordinated notes, net of tax .......................          (5,923)            --             (5,923)            --
                                                                       ---------        ---------        ---------        ---------
   Net income ..................................................       $   5,312        $   7,840        $  28,179        $  16,971
                                                                       =========        =========        =========        =========

Earnings (loss) per share:
Income before extraordinary item ...............................       $    0.46        $    0.32        $    1.40        $    0.73
Extraordinary item .............................................           (0.24)            --              (0.24)            --
                                                                       ---------        ---------        ---------        ---------
Net income .....................................................       $    0.22        $    0.32        $    1.16        $    0.73
                                                                       =========        =========        =========        =========

Earnings (loss) per share - assuming dilution:
Income before extraordinary item ...............................       $    0.44        $    0.31        $    1.34        $    0.69
Extraordinary item .............................................           (0.23)            --              (0.23)            --
                                                                       ---------        ---------        ---------        ---------
Net income .....................................................       $    0.21        $    0.31        $    1.11        $    0.69
                                                                       =========        =========        =========        =========

                         The accompanying notes are an integral part of these condensed financial statements

                                                       SOLA INTERNATIONAL INC.

                                      Unaudited Consolidated Condensed Statements of Cash Flows
                                                           (in thousands)


                                                                                                       Nine Months Ended
                                                                                            December 31, 1997      December 31, 1996
                                                                                            -----------------      -----------------
Net cash provided by (used in) operating activities ..................................          $  (9,057)             $  12,511
                                                                                                ---------              ---------

Cash flows from investing activities:
     Acquisition of worldwide ophthalmic business of
       American Optical Corporation, less cash and cash
       equivalents of $3,365 .........................................................               --                 (105,090)
     Acquisition of Neolens Incorporated, less cash and cash equivalents of $12 ......               --                  (16,848)

   Capital expenditures ..............................................................            (22,935)               (18,898)
   Other investing activities ........................................................             (2,109)                   200
                                                                                                ---------              ---------

Net cash used in investing activities ................................................            (25,044)              (140,636)
                                                                                                ---------              ---------

Cash flows from financing activities:
   Sale of common stock ..............................................................               --                   63,828
   Net (payments)/receipts under notes payable to banks,
     and long term debt ..............................................................              2,699                 (3,100)
   Borrowings on long term debt ......................................................              5,093                  5,181
   Payments on long term debt ........................................................             (4,447)                (3,149)
   Proceeds from bank debt ...........................................................            117,374                 64,626
   Repurchase of senior subordinated notes ...........................................            (93,152)                  --
   Other financing activities ........................................................              2,244                    145
                                                                                                ---------              ---------

Net cash provided by financing activities ............................................             29,811                127,531
                                                                                                ---------              ---------

Effect of exchange rate changes on cash and cash
   equivalents .......................................................................             (1,150)                  (304)
                                                                                                ---------              ---------

Net decrease in cash and cash equivalents ............................................             (5,440)                  (898)

Cash and cash equivalents at beginning of period .....................................             24,401                 22,394
                                                                                                ---------              ---------

Cash and cash equivalents at end of period ...........................................          $  18,961              $  21,496
                                                                                                =========              =========

                         The accompanying notes are an integral part of these condensed financial statements

                             SOLA INTERNATIONAL INC.

              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

1.   Basis of  Presentation

     The accompanying consolidated condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company's financial statements presented herein include the results of operations and cash flows of the worldwide ophthalmic business ("AO") of American Optical Corporation ("AOC") for the six months and ten days ended December 31, 1996 subsequent to the Company's acquisition of AO on June 19, 1996, and the results of operations and cash flow of Neolens, Inc. ("Neolens") for the six months ended December 31, 1996 subsequent to the Company's acquisition of Neolens on July 2, 1996. The consolidated condensed balance sheet as of March 31, 1997 was derived from audited financial statements. The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

     In June 1997, the FASB released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company has not as yet addressed FAS 130 and determined its impact.

     In June 1997, the FASB released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of the application of the new rules on the Company's consolidated financial statements.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories
                                             December 31, 1997   March 31, 1997
                                             (in thousands)      (in thousands)
                                             --------------      --------------
     Raw Materials                             $ 15,746            $ 17,505
     Work In Progress                             6,664               6,948
     Finished Goods                             106,197              76,936
     Molds                                       39,603              37,245
                                               --------            --------
                                               $168,210            $138,634
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

     The Company is currently participating in a remediation program of one of its manufacturing facilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Superfund Amendments and
Reauthorization Act of 1986. In March 1997 the EPA consented to the Company curtailing clean-up activities for a six month period which ended in September. The Company continued to monitor contamination levels during the curtailment period. During the quarter ended December 31, 1997 a report on contamination levels, and the impact of curtailed activities, was submitted to the EPA, and such report is currently under review. The report indicates no significant impact on the site from the curtailed activities, and the EPA has consented to continued curtailment of activities until such time as they have concluded their review of the report. The Company expects continued reduction of clean-up activities due to relatively low levels of contamination existing at the site.

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

     As of December 31, 1997 and March 31, 1997, the Company has provided for environmental remediation costs in the amount of $0.9 million and $2.3 million, respectively, which is included in the balance sheet under other long-term liabilities.

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

4.   Bank Credit Agreement

     In conjunction  with the repurchase of its Senior  Subordinated  Notes (see
Note 6) the Company amended its bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions ("Amended Agreement"). The Amended Agreement increased the Company's multicurrency revolving facility from $180 million to $300 million. Borrowings are divided into two tranches. Tranche A permits borrowings up to $30 million in either U.S. dollars or foreign currencies, to be used for working capital and consummating certain permitted acquisitions. Tranche B permits borrowings of up to $270 million and can be used for working capital purposes, refinancing the term loans under the existing bank credit agreement, repurchasing the Company's Senior Subordinated Notes, and consummating certain permitted acquisitions. The Tranche A Facility matures on October 31, 2000 and the Tranche B Facility matures on May 31, 2001. Among other things the Amended Agreement amended certain financial covenants, removed the requirement for foreign subsidiary guarantees under the Tranche A facility, increased the basket for incurring other unsecured indebtedness to $150 million, and deleted the term facility portion under the existing agreement.

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

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                          Three Months Ended                Nine Months Ended
                                                                    December 31,     December 31,     December 31,      December 31,
                                                                       1997             1996             1997              1996
                                                                    ----------         -------        ----------         -------
Numerator:
   Income before extraordinary item ........................        $   11,235         $ 7,840        $   34,102         $16,971
   Extraordinary item, loss due to repurchase
   of senior subordinated notes, net of tax ................            (5,923)           --              (5,923)           --
                                                                    ----------         -------        ----------         -------
   Net income ..............................................        $    5,312         $ 7,840        $   28,179         $16,971
                                                                    ==========         =======        ==========         =======

Denominator:
   Denominator for basic earnings per share-
   Weighted average common shares
     outstanding ...........................................            24,409          24,157            24,333          23,347

   Effect of dilutive securities:
     Employee stock options ................................             1,145           1,395             1,171           1,387

   Denominator for diluted earnings per share -
   Weighted average common and common
     equivalent shares outstanding .........................            25,554          25,552            25,504          24,734
                                                                    ==========         =======        ==========         =======

Basic earnings per share:
   Income before extraordinary item ........................        $     0.46         $  0.32        $     1.40         $  0.73
   Extraordinary item ......................................             (0.24)        --                  (0.24)        --
                                                                    ----------         -------        ----------         -------
   Net income ..............................................        $     0.22         $  0.32        $     1.16         $  0.73
                                                                    ==========         =======        ==========         =======

Diluted earnings per share:
   Income before extraordinary item ........................        $     0.44         $  0.31        $     1.34         $  0.69
   Extraordinary item ......................................             (0.23)        --                  (0.23)        --
                                                                    ----------         -------        ----------         -------
   Net income ..............................................        $     0.21         $  0.31        $     1.11         $  0.69
                                                                    ==========         =======        ==========         =======


6.   Extraordinary Item

     During the three months ended December 31, 1997 the Company repurchased all of its 9 5/8% Senior Subordinated Notes due 2003. As a result of the repurchases the Company recorded an extraordinary charge of $5.9 million for the three months ended December 31, 1997 resulting from the write-off of unamortized debt issuance costs and premium over accreted value, net of tax. The repurchase was funded by borrowings under the Bank Credit Agreement (see Note 4).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated condensed financial statements and notes thereto included elsewhere herein.

     On June 19, 1996 the Company acquired substantially all of the worldwide ophthalmic business of American Optical Corporation pursuant to the terms of the Purchase Agreement dated as of May 6, 1996 between the Company and AOC. The Company consolidated the results of operations of AO from the date of acquisition to December 31, 1996. The acquisition was accounted for using the purchase method of accounting. As a result of the acquisition the Company incurred two non-recurring charges in the nine months ended December 31, 1996:
(i) a $7.2 million charge to cost of sales for the amortization associated with an inventory write-up to fair value; and (ii) a $9.5 million charge for the write-off of in-process research and development. Neither of these charges impacted the results for the quarter ended December 31, 1996.

Results of Operations

Three months ended December 31, 1997 compared to three months ended December 31, 1996

     The results of operations of the Company for the three months ended December 31, 1997 reflect net income of $5.3 million as compared to net income of $7.8 million for the same period in the prior year. If the $5.9 million extraordinary loss from the repurchase of senior subordinated notes is excluded from net income for the three months ended December 31, 1997, then net income would have been $11.2 million, and the increase in net income for the three months ended December 31, 1997 over the three months ended December 31, 1996 would have been $3.4 million, or 43.3%.

Net Sales

     Net sales totaled $129.3 million in the three months ended December 31, 1997, reflecting an increase of 8.0% over net sales of $119.7 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 12.8%. The growth in net sales is principally attributable to the growth in unit sales of higher priced products, offset in part by price erosion in net sales of lower priced products. Higher priced products accounted for approximately 65% of net lens sales in the three months ended December 31, 1997 compared to approximately 59% for the three months ended December 31, 1996. The higher priced product growth was led by the growth in Spectralite, plastic photochromic and polycarbonate products. Net sales increased by 13.0% in North America, 4.0% in Europe and 3.6% in Rest of World. The lower net sales performance in Europe and Rest of World is primarily a result of the strength of the U.S. dollar compared to most world currencies. Using constant exchange rates the regional increases were as follows: North America 13.0%, Europe 13.5% and Rest of World 11.2%.

Gross Profit and Gross Margin

     Gross profit totaled $62.4 million for the three months ended December 31, 1997, reflecting an increase of 9.2% over gross profit of $57.1 million for the same period in the prior year. Gross profit as a percentage of net sales increased to 48.2% for the three months ended December 31, 1997 from 47.7% for the three months ended December 31, 1996. The margin growth was principally due to sales mix and manufacturing improvements.

Operating Expenses

     Operating expenses in the three months ended December 31, 1997 totaled $41.4 million, a decrease of $0.5 million, over operating expenses of $41.9 million for the same period in the prior year. Operating expenses as a percentage of net sales were 32.0%, compared to 35.0% for the same period of the prior year. Research and development expenses for the three months ended December 31, 1997 increased $0.2 million to $4.4 million, or 3.4% of net sales, compared to $4.2 million, or 3.5% of net sales, for the three months ended December 31, 1996. Selling and marketing expenses for the three months ended December 31, 1997 decreased $1.7 million to $23.0 million, compared to $24.7 million for the three months ended December 31, 1996 which represent 17.8% and 20.7%, of net sales for the three months ended December 31, 1997 and 1996, respectively. The higher expenditures in the prior year primarily relate to costs associated with the launch of the Company's new progressive lens, Percepta, in the fourth quarter of fiscal 1997. General and administrative expenses were $14.0 million, or 10.8% of net sales, for the three months ended December 31, 1997, compared to $12.9 million, or 10.8% of net sales for the three months ended December 31, 1996.

Operating Income

     Operating income for the three months ended December 31, 1997 was $21.0 million, an increase of $5.7 million, or 37.5%, over the three months ended December 31, 1996.

Net Interest Expense

     Net interest expense totaled $4.3 million for the three months ended December 31, 1997 compared to $4.2 million for the three months ended December 31, 1996, an increase of $0.1 million. The higher net interest expense reflects increased borrowings to fund working capital growth, primarily inventory and accounts receivable, offset by overall favorable interest rate improvements.

Provision for Income Taxes

     The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 1998 year of 33.4%. For the three months ended December 31, 1996 the Company recorded an effective income tax rate of 31%. The utilization of valuation allowances in the United States resulted in the reduced effective tax rate for fiscal 1997. The Company has deferred tax assets on its balance sheet as of December 31, 1997 amounting to approximately $18.6 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Extraordinary Item

     During the three months ended December 31, 1997 the Company repurchased all of its 9 5/8% Senior Subordinated Notes due 2003. As a result of the purchase the Company recorded an extraordinary charge of $5.9 million for the three months ended December 31, 1997 resulting from the write-off of unamortized debt issuance costs and premium over accreted value, net of tax. The repurchase was funded by borrowings under the Bank Credit Agreement.


Nine months ended December 31, 1997 compared to nine months ended December 31, 1996

     The results of operations of the Company for the nine months ended December 31, 1997 reflect net income of $28.2 million as compared to net income of $17.0 million for the same period in the prior year. If the extraordinary item is excluded from the nine months ended December 31, 1997, net income would have been $34.1 million. If the the non-recurring charges associated with the amortization of the inventory write-up to fair value and the write off of in-process research and development, and the provision for taxes related thereto, were excluded from net income for the nine months ended December

31, 1996, the net income would have been $27.8 million. The increase in net income for the nine months ended December 31, 1997, as adjusted, over the nine months ended December 31, 1996, as adjusted, would have been $6.3 million, or 22.5%.

Net Sales

     Net sales totaled $402.6 million in the nine months ended December 31, 1997, reflecting an increase of 12.6% over net sales of $357.5 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 16.7%. The growth in net sales is principally attributable to the AO Acquisition and growth in unit sales of higher priced products, offset in part by price erosion in net sales of lower priced products. Higher priced products accounted for approximately 66% of net lens sales in the nine months ended December 31, 1997 compared to approximately 60% for the nine months ended December 31, 1996. The higher priced product growth was led by the growth in Spectralite, plastic photochromic and polycarbonate products. Net sales increased by 19.4% in North America, 8.2% in Europe and 4.2% in Rest of World. Using constant exchange rates, regional growth was as follows: North America 19.8%, Europe 17.2% and Rest of World 8.8%.

Gross Profit and Gross Margin

     Gross profit totaled $191.0 million for the nine months ended December 31, 1997, reflecting an increase of 18.1% over gross profit of $161.7 million for the same period in the prior year. Gross profit as a percentage of net sales increased to 47.5% for the nine months ended December 31, 1997 from 45.2% for the nine months ended December 31, 1996. Excluding the amortization of the non-recurring inventory write-up to fair value associated with the AO acquisition of $7.2 million, the gross margin for the nine months ended December 31, 1996 would have been 47.3%. The margin growth was principally due to sales mix and manufacturing improvements.

Operating Expenses

     Operating expenses in the nine months ended December 31, 1997 totaled $126.9 million, an increase of $0.5 million, over operating expenses of $126.4 million for the same period in the prior year. Included in operating expenses for the nine months ended December 31, 1996 is a non-recurring charge of $9.5 million for the write-off of in-process research and development arising from the AO acquisition. If this charge were excluded from operating expenses the growth over the nine months ended December 31, 1996 would be $10.0 million or 8.6%. Operating expenses for the nine months ended December 31, 1997 as a percentage of net sales was 31.5%, compared to 32.7%, excluding the non-recurring charge, for the same period of the prior year. Research and development expenses for the nine months ended December 31, 1997 increased $1.0 million to $13.7 million, compared to $12.7 million for the nine months ended December 31, 1996, which represent 3.4% and 3.6% of net sales, respectively. Selling and marketing expenses for the nine months ended December 31, 1997 increased $5.4 million to $72.5 million, compared to $67.1 million for the nine months ended December 31, 1996 which represent 18.0% and 18.8%, of net sales for the nine months ended December 31, 1997 and 1996, respectively. The increase in sales and marketing expense is primarily due to the AO Acquisition and on going marketing support for new products, such as Percepta. The higher expenditures, as a percentage of net sales, in the prior year primarily relate to costs associated with the launch of the Company's new progressive lens, Percepta, in the fourth quarter of fiscal 1997. As a percentage of net sales, general and administrative expenses declined to 10.1% for the nine months ended December 31, 1997 compared to 10.4% for the nine months ended December 31, 1996.

Operating Income

     Exclusive of the non-recurring amortization of the inventory write-up and the write-off of in-process research and development discussed above, operating income for the nine months ended December 31, 1996 totaled $52.0 million. Operating income for the nine months ended December 31, 1997 was $64.1 million, an increase of $12.1 million, or 23.2%, over the nine months ended December 31, 1996 operating income, as adjusted.

Net Interest Expense

     Net interest expense totaled $13.4 million for the nine months ended December 31, 1997 compared to $11.7 million for the nine months ended December 31, 1996, an increase of $1.7 million. The increase of $1.7 million is primarily attributable to increased borrowings to fund the AO and Neolens acquisitions, and increased borrowings to fund working capital growth, primarily inventory and accounts receivable.

Liquidity and Capital Resources

     Net cash used in operating activities for the nine months ended December 31, 1997 amounted to $9.1 million, compared to funds provided by operating activities of $12.5 million for the nine months ended December 31, 1996. The most significant causes of the increased usage are the growth in accounts receivable and inventories supporting sales volume growth, and the reduction in accounts payable associated with the decision by the Company to take advantage of prompt pay discounts offered by suppliers in the United States, offset in part by an increase in operating income, after adding back non-recurring non-cash charges in the nine months ended December 31, 1996.

     During the nine months ended December 31, 1997, using a three month net sales annualized convention, inventories as a percentage of net sales were 32.5% compared to 29.8% for the nine months ended December 31, 1996. The increase in inventories is primarily as a result of building inventories to support new product launches, growth in higher priced products as a percentage of net sales and therefore of inventories, and the projected overall increase in business. Accounts receivable as a percentage of net sales for the nine months ended December 31, 1997 was 21.8% compared to 20.4% for the same period a year ago. The increase in accounts receivable is primarily as a result of geographic sales mix changes, primarily within Europe, and slower collections in Brazil and China due to tightening of credit in those economies.

     Cash flows from investing activities in the nine months ended December 31, 1997 amounted to an outflow of $25.0 million, compared to an outflow of $140.6 million for the nine months ended December 31, 1996. During the nine months ended December 31, 1996 the Company acquired AO and Neolens, Inc., a Florida Corporation. Cash outflows from these investing activities were $121.9 million. Capital expenditures for the nine months ended December 31, 1997 amounted to $22.9 million, compared to $18.9 million in the comparable period in the prior year. Management anticipates capital expenditures of $40.0 million to $45.0 million annually over the next several years, of which approximately $5.0 million annually is viewed as discretionary.

     Net cash provided by financing activities in the nine months ended December 31, 1997 amounted to $29.8 million, compared to $127.5 million in the same period in the prior year. During the nine months ended December 31, 1997 the Company repurchased all of its 9 5/8% Senior Subordinated Notes due 2003 (the "Notes repurchase"). The notes repurchase was funded by borrowings under the Bank Credit Agreement. The primary source of funds in the nine months ended December 31, 1996 was from the sale of 2,320,000 shares of the Company's common stock, and borrowings under the Company's bank credit agreement.

     In conjunction with the Notes repurchase the Company amended its bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions (the "Amended Agreement"). The Amended Agreement increased the Company's multicurrency revolving facility from $180 million to $300 million. Borrowings are divided into two tranches. Tranche A permits borrowings up to $30 million in either U.S. dollars or foreign currencies, to be used for working capital and consummating certain permitted acquisitions. Tranche B permits borrowings of up to $270 million and can be used for working capital purposes, refinancing the term loans under the existing bank credit agreement, repurchasing the Company's Senior Subordinated Notes, and consummating certain permitted acquisitions. The Tranche A Facility matures on October 31, 2000 and the Tranche B Facility matures on May 31, 2001. Among other things the Amended Agreement amended certain financial covenants, removed the requirement for foreign subsidiary guarantees under the Tranche A facility, increased the basket for incurring other unsecured indebtedness to $150 million, and deleted the term facility portion under the existing agreement.

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

     The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of December 31, 1997 the Company's total credit available under such facilities was approximately $30.0 million, of which $16.9 million had been utilized.

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

Inflation

     Inflation continues to affect the cost of the goods and services used by the Company. The competitive environment in many markets limits the Company's ability to recover higher costs through increased selling prices, and the Company is subject to price erosion in many of its commodity product lines. The Company seeks to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements.
Approximately 7% of the Company's net sales during the nine months ended December 31, 1997 were derived from its operations in South American countries, which have experienced, or may experience, periods of hyper-inflation. In hyper-inflationary environments, the Company generally protects margins by methods which include increasing prices periodically at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible.

Information Relating to Forward-Looking Statements

     This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding among other items, (i) the impact of inflation and (ii) capital expenditures. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The
Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of "Factors Affecting Future Operating Results" included in Exhibit 99.1 of the Company's Form 10-K for the fiscal year ended March 31, 1997, and the factors described in "Business-Environmental Matters", also included in the Company's Form 10-K for the fiscal year ended March 31, 1997.

PART ll   OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         During the quarter ended December 31, 1997 the Company commenced a tender offer (together with a consent solicitation) to repurchase its 9-5/8% Senior Subordinated Notes due 2003 (the "Notes"). The offer was accepted by all note holders and all of the Senior Subordinated Notes were repurchased by the Company.

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         In connection with the Company's tender offer to holders of the Notes during the quarter ended December 31, 1997, the Company solicited consents to amend the indenture governing the Notes. All of the holders of Notes submitted consents.

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

    Exhibit Number                    Description                    Page Number
    --------------                    -----------                    -----------

        10.1          Amendment  No.  1  to  the   Multicurrency        20
                      Credit  Agreement,  dated  as of June  14,
                      1996, among Sola  International  Inc., and
                      the other Borrowers as the Borrowers,  the
                      Subsidiary   Guarantors,   The   Bank   of
                      America   National   Trust   and   Savings
                      Association,   as  Agent  and   Letter  of
                      Credit  Issuing Bank,  The First  National
                      Bank  of  Boston  and  The  Bank  of  Nova
                      Scotia,   as  Co-Agents,   and  the  Other
                      Financial Institutions Party Thereto

        10.2          Amendment  No.  2  to  the   Multicurrency        33
                      Credit  Agreement,  dated  as of June  14,
                      1996, among Sola  International  Inc., and
                      the other Borrowers as the Borrowers,  the
                      Subsidiary   Guarantors,   The   Bank   of
                      America   National   Trust   and   Savings
                      Association,   as  Agent  and   Letter  of
                      Credit  Issuing Bank,  The First  National
                      Bank  of  Boston  and  The  Bank  of  Nova
                      Scotia,   as  Co-Agents,   and  the  Other
                      Financial Institutions Party Thereto

         27           Financial Data Schedule                           50

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Sola International Inc.
                                                    (Registrant)



Dated:  February 10, 1998                           By:/s/Steven M. Neil
      -------------------                              -----------------------
                                                       Steven M. Neil
                                                       Executive Vice President,
                                                       Chief Financial Officer,
                                                       Secretary and Treasurer

                                  Exhibit Index


      Exhibit Number                   Description                  Page Number
      --------------                   -----------                  -----------

           10.1         Amendment  No.  1  to  the   Multicurrency      20
                        Credit  Agreement,  dated  as of June  14,
                        1996, among Sola  International  Inc., and
                        the other Borrowers as the Borrowers,  the
                        Subsidiary   Guarantors,   The   Bank   of
                        America   National   Trust   and   Savings
                        Association,   as  Agent  and   Letter  of
                        Credit  Issuing Bank,  The First  National
                        Bank  of  Boston  and  The  Bank  of  Nova
                        Scotia,   as  Co-Agents,   and  the  Other
                        Financial Institutions Party Thereto

           10.2         Amendment  No.  2  to  the   Multicurrency      33
                        Credit  Agreement,  dated  as of June  14,
                        1996, among Sola  International  Inc., and
                        the other Borrowers as the Borrowers,  the
                        Subsidiary   Guarantors,   The   Bank   of
                        America   National   Trust   and   Savings
                        Association,   as  Agent  and   Letter  of
                        Credit  Issuing Bank,  The First  National
                        Bank  of  Boston  and  The  Bank  of  Nova
                        Scotia,   as  Co-Agents,   and  the  Other
                        Financial Institutions Party Thereto

            27          Financial Data Schedule                         50