Form 10-K
period 1998-03-31
SOLA INTERNATIONAL INC
filed 1998-06-16
CIK 912088

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

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

       Registrant's telephone number, including area code: (650) 324-6868

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class:                   Name of exchange on which registered:
Common Stock, Par Value $0.01                    New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of May 29, 1998, the aggregate market value of Common Stock held by non-affiliates was approximately $965,050,713. For purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of May 29, 1998, 24,738,165 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding. The Company's stock is traded on the New York Stock Exchange under the symbol SOL.
================================================================================

                             SOLA INTERNATIONAL INC.

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                                                            Page
PART I

Item 1.        Business......................................................  3
Item 2.        Properties....................................................  8
Item 3.        Legal Proceedings.............................................  9
Item 4.        Submission of Matters to a Vote of Security Holders........... 10

PART II

Item 5.        Market for the Registrant's Common Equity and Related
                    Stockholder Matters...................................... 11
Item 6.        Selected Financial Data....................................... 12
Item 7.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................... 13
Item 8.        Financial Statements and Supplementary Data................... 20
Item 9.        Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................... 20

PART III

Item 10.       Directors and Executive Officers of the Registrant............ 21
Item 11.       Executive Compensation........................................ 23
Item 12.       Security Ownership of Certain Beneficial Owners and
                    Management............................................... 23
Item 13.       Certain Relationships and Related Transactions................ 23

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K.............................................. 24

                                     PART I

Item 1.    BUSINESS

General

     Sola International Inc., a Delaware corporation, designs, manufactures and distributes a broad range of plastic and glass eyeglass lenses. Sola's business commenced operations in 1960. Sola International Inc. acquired the Sola business unit (the "Predecessor Business") of Pilkington plc ("Pilkington") on December 1, 1993 (the "Acquisition"). In March 1995, Sola completed its initial public offering (the "IPO"). On June 19, 1996 Sola acquired substantially all of the worldwide ophthalmic business (the "AO" and "AO Acquisition") of American Optical Corporation ("AOC"). On July 2, 1996 the Company acquired Neolens, Inc. ("Neolens"), a manufacturer of polycarbonate eyeglass lenses. Sola has manufacturing and distribution sites in three major regions -- North America, Europe, and Rest of World (comprising primarily Australia, Asia and South America). Unless the context otherwise requires, all references to the "Company" or "Sola" herein refer to Sola International Inc. and its consolidated subsidiaries. The Company's fiscal year ends on March 31 of each year. The fiscal years ended March 31, 1998, March 31, 1997 and March 31, 1996 are referred to herein as "fiscal 1998", "fiscal 1997" and "fiscal 1996", respectively.

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

     Although the Company's lenses are manufactured in both glass and plastic, plastic lenses currently account for approximately 90% of the Company's net lens sales. Approximately 52% of ophthalmic lens sales generated by plastic lenses are accounted for by conventional hard resin plastics, with the remainder derived from advanced lens materials such as thinner and lighter plastics and plastic photochromics. These more advanced materials have accounted for a growing percentage of the Company's sales both by volume and revenue. Sola manufactures and markets several advanced thinner and lighter plastic lens materials, including Spectralite(R), Finalite 1.6(TM) and polycarbonate. Spectralite(R) and Finalite 1.6(TM) are proprietary materials developed by Sola's research and development operation. Raw materials used in the manufacture of these products are available from a number of chemical suppliers. Polycarbonate is another thin and light material with greater impact resistance. To further improve the thinness and lightness of its lenses, the Company has increasingly employed aspheric and atoric designs (i.e., lenses that achieve comparable optical performance with a thinner cross section). The Company also sells plastic photochromic lenses, which require processing by a third party. The technology for such processing is currently proprietary to such third party.

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

     The Company has recently introduced a number of new products and has a number of products in development that are intended to maintain and increase the Company's operating margins. For example, the Company has developed and successfully marketed proprietary progressive lenses (including Percepta(R) and VIP Gold(R)), which incorporate more complex design features than standard products and therefore attract an above average gross profit per pair. During fiscal 1998 Sola's proprietary Matrix(R) delivery system was installed at an increasing number of sites in the U.S. and foreign locations. This system, which creates finished prescriptions by bonding together thin lens wafers in a desktop laminating console, allows the rapid delivery of lenses with anti-reflective coating and potentially other high margin add-ons. The Company from time to time may also market products or technologies of third parties to broaden its product range pursuant to contractual relationships with such third parties.

Marketing and Sales

     The Company develops and manages its marketing strategy on a decentralized basis and has sales offices in 20 countries across its three regions. The Company differentiates its products from those of its competitors through lens design, lens materials and coatings formulations. In response to customer demand, the Company's strategy is focused on providing a wide range of quality products on short notice. In developing markets, particularly in non-Japan Asia and Latin America, the Company seeks to expand its market share by increasing local production, attempting to develop brand recognition for its products and marketing to customers the advantage of higher value-added products, all of which are intended to help the Company compete on the basis of quality and service rather than price.

Distribution

     In order to meet customer demand for delivery of a broad range of products within a short time, the Company has established a widespread distribution network, which is managed on a regional basis. The Company operates 52 major distribution centers located in 20 countries, covering all of its three regions.

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

Customers

     During fiscal 1998, the Company's ten largest customers accounted for approximately 19.6% of net sales and the Company's largest customer accounted for 5.7% of net sales. During fiscal 1998, 7 of the Company's 10 largest customers were located in North America and accounted for approximately 15.7% of net sales in the aggregate.

     One of the company's largest competitors, Essilor International, is extensively vertically integrated into wholesale laboratories, both in the United States and other parts of the world. Sola has sold and continues to sell its products to these Essilor laboratories.

International Operations

     The Company operates manufacturing and distribution sites in all major regions of the world--North America (including Mexico), Europe, and Rest of World (comprising primarily Australia, Asia and South America)--and derived approximately half of its net sales in fiscal 1998 from the sale of products outside the United States. See Note 15 of Notes to Consolidated Financial Statements included elsewhere herein. As a result, a significant portion of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, exchange rates, tariffs and other trade barriers, staffing and managing foreign operations and potentially adverse tax consequences. Although the Company and its predecessors have been successfully conducting business outside of the United States since its inception in 1960, there can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

Manufacturing Operations

     The Company has 20 manufacturing facilities located in its three major regions, including 18 lens manufacturing facilities. The Company has sought to make each operating region self-sufficient in the production of core products, while manufacturing both high-volume plano lenses and newer, low-volume and more complex products in fewer locations. More centralized manufacturing is pursued where appropriate in order to maximize production efficiencies or maintain strict quality controls and research and development support. For the location and principal operations of these facilities, see "Properties".

     The principal materials used by the Company in the production of eyeglass lenses are hard resins (a commodity plastic used in most plastic lenses), glass, specialized chemicals used in many higher index plastic lenses and monomers mixed by the Company in the production of Spectralite(R). The Company believes that these materials are currently available from a variety of sources and that the materials necessary to produce the Company's coatings are readily available from a number of potential sources. In order to reduce materials costs, the Company coordinates centrally the purchasing of new materals (including monomers) and has negotiated more favorable purchasing arrangements with its principal suppliers on an annual basis.

Research and Development

     The Company has invested and continues to invest heavily in research and development in order to continually develop new and innovative products and to improve the efficiency of its manufacturing process. At March 31, 1998, there were approximately 184 employees involved in the Company's research and development efforts. The Company's research and development expenditures for fiscal 1998, 1997 and 1996 were $18.3 million, $17.5 million (excluding the non-recurring $9.5 million in-process research and development non-cash charge associated with the AO Acquisition in fiscal 1997) and $13.3 million, respectively, representing 3.3%, 3.6% and 3.4% of net sales for each of those years. The Company has its own research and development centers in Petaluma, California, Southbridge, Massachusetts, and Adelaide, Australia. A small process automation group is attached to the manufacturing operation in Wexford, Ireland. The Company's research and development focuses on the design and development of innovative, value-added products, on new materials with superior characteristics, on technology that will deliver products to the market more efficiently, and on technologies to improve productivity in the manufacture of existing products. Recent research and development programs include the successful development of the Spectralite(R) thin and light lens material, the development of Spectralite(R) with photochromic capabilities, Percepta(R) progressive design, Access and Continurim enhanced near vision lens designs, and ultra tough multi coat ("UTMC") and other coatings. Sola's proprietary Matrix(R) delivery system which creates finished prescriptions by bonding together thin lens wafers in a desktop laminating console, allows the rapid delivery of lenses with anti-reflection coating and potentially other high margin add-ons. This system is being installed at an increasing number of sites in the U.S. and foreign locations.

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

Patents, Trademarks & Licenses

     The Company seeks to protect its intellectual property throughout the world. As of March 31, 1998, the Company had filed (or applied for) patents for 54 discrete inventions or technologies. Many of the Company's patents have been filed in multiple countries, and they include 46 patents (or patent applications) filed in the United States. The Company has been granted 250 trademarks in various countries, representing rights to 65 discrete names. These include 47 trademarks granted in the United States. A further 25 tradenames are under application. The Company does not believe that it is dependent on any particular patent, trade secret or similar intellectual property and, in light of its manufacturing, marketing and distribution strengths, believes that the loss of any individual trademark, trade secret or patent would not have a material adverse effect on its results of operations or financial condition.

     As a result of the AO Acquisition and the ongoing research and development within that company, Sola acquired an additional portfolio of patents and patent applications. Upon consolidation within the overall portfolio and after taking account of the expiration of older patents, intellectual property protection will be maintained over an additional 16 discrete inventions and technologies, within the United States and multiple other countries. An additional trademark portfolio was similarly acquired. This includes a total of 66 discrete names, representing a total of 313 trademarks in multiple countries of which 66 are granted in the United States.

Employees

     As of March  31,  1998,  the  Company  had  approximately  7,800  employees throughout the world. The majority of the Company's employees are not represented by labor unions. Labor relations are considered to be good and there have been no significant labor disputes in the past ten years.

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

     The Company's manufacturing processes generally utilize non-hazardous chemicals where feasible. Certain processes, including those for cleaning lenses and mold assemblies, and abrasion resistant and anti-reflection coating of lenses, use a variety of volatile and other hazardous substances. Company developments in manufacturing methods, alternative non-solvent cleaning processes and waste reduction have been successful in reducing the use of these chemicals and/or emissions and environmental damage from these processes. Programs to eliminate use of chlorinated hydrocarbons and chlorofluorocarbons ("CFC's") in manufacturing processes have also been developed and the current use of these substances in the Company's North American operations is minimal.

     Since 1988 the Company has operated a ground water remediation system at its Petaluma, California manufacturing facility in accordance with a consent order issued by the U.S. Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The system is designed to remediate a pre-1982 release of hazardous substances. Analytical results indicate that contamination levels have decreased significantly over the past few years. In March 1997 the EPA consented to the Company curtailing clean-up activities for a six month period which ended in September. The Company continued to monitor contamination levels during the curtailment period. During the quarter ended December 31, 1997 a report on contamination levels, and the impact of curtailed activities, was submitted to the EPA, and such report is currently under review. The report indicates no significant impact on the site from the curtailed activities, and the EPA has consented to continued curtailment of activities until such time as they have concluded their review of the report. The Company expects continued reduction of clean-up activities due to relatively low levels of contamination existing at the site.

     Late in fiscal 1996, the Company was requested by the Missouri Department of Natural Resources ("MDNR") to conduct a removal action at a disposal site near Eldon, Missouri known as the Coburn Optical Industries Dump site, which was allegedly used by a predecessor to the Company for disposal of waste water sludge containing lead from 1974 to 1986. The MDNR has indicated that it considers the removal action at this site to be a low priority. Nonetheless, the Company agreed to undertake the requested removal action pursuant to the MDNR's Voluntary Cleanup Program. The Company completed its clean-up program during fiscal 1998 and the MDNR issued a no further action letter in March 1998.

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

     Region and Location                         Principal Operations                                Leased/Owned
     -------------------                         --------------------                                ------------
North America
  Menlo Park, California.........    Headquarters                                                        Leased

  Petaluma, California...........    Manufactures plastic lenses; marketing and distribution           Part owned,
                                     center; research and development facility; administrative         part leased
                                     offices for North American operations

  Eldon, Missouri................    Manufactures multifocal glass lenses, manufactures molds            Owned

  San Diego, California..........    Headquarters for American Optical                                   Leased

  Southbridge, Massachusetts.....    Distribution center                                                 Leased

  Miami, Florida.................    One site manufacturing finished polycarbonate lenses; the           Leased
                                     other site houses tinting and coating operations for plano lenses, and the Sunlens divisional head office

  Tijuana, Mexico................    Four sites manufacturing plastic and glass lenses,                Part owned,
                                     manufactures molds; distribution center                           part leased


Europe
  Goetzenbruck, France...........    Manufactures glass lenses; marketing and distribution center        Owned

  Fougeres, France...............    Prescription processing laboratory with anti-reflection             Leased
                                     coating capability

  Wexford, Ireland...............    Manufactures plastic lenses; prescription processing                Owned
                                     laboratory; distribution center

  Varese, Italy................      Tinting operations; prescription processing laboratory with         Leased
                                     anti-reflection coating capability; marketing and
                                     distribution center

  Birmingham, United
  Kingdom......................      Prescription processing laboratory with anti-reflection             Leased
                                     coating capability; marketing and distribution center




     Region and Location                         Principal Operations                                Leased/Owned
     -------------------                         --------------------                                ------------
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

  Hong Kong......................    Prescription processing laboratory with anti-reflection             Leased
                                     coating capability; marketing and distribution center

  Guangzhou, China...............    Two sites; China head office and second China manufacturing        Part owned,
                                     site for hard resin lenses                                         part leased

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


South America
  Petropolis, Brazil.............    Manufactures hard resin ophthalmic and plano lenses;                Owned
                                     regional administration office

  Villa de Cura, Venezuela.......    Manufactures hard resin lenses; distribution center                 Owned


Australia
  Lonsdale, Australia............    Manufactures plastic lenses; manufactures molds;                    Owned
                                     research and  development  center;   prescription
                                     processing laboratory with anti-reflection coating
                                     facility; marketing and distribution center; regional
                                     administrative offices for Australia and Asian regions


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

     For further  information  concerning the Company's leased  properties,  see
Note 13 of Notes to Consolidated Financial Statements included elsewhere herein. The Company's operating leases have expirations ranging from 1998 to 2012. The Company does not anticipate any difficulties in renewing or replacing such leases as they expire; however, there can be no assurances that the Company will be able to renew or replace such leases. The Company believes that its manufacturing capacity is sufficient for its current needs.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the last quarter of fiscal 1998.

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

                                                                                          Common Stock
                                                                                           Price Rang
                                                                                      ---------------------
                                                                                      High              Low
                                                                                      ----              ---
Fiscal Year Ended March 31, 1997:
     First Quarter ended June 30, 1996......................................         $34 5/8           $27 3/4
     Second Quarter ended September 30, 1996................................         $37 5/8           $28 1/4
     Third Quarter ended December 31, 1996..................................         $38               $33
     Fourth Quarter ended March 31, 1997....................................         $38               $21 7/8
Fiscal Year Ended March 31, 1998:
     First Quarter ended June 30, 1997......................................         $33 1/2           $21 7/8
     Second Quarter ended September 30, 1997................................         $34 1/2           $30 1/8
     Third Quarter ended December 31, 1997..................................         $36 1/4           $29 1/2
     Fourth Quarter ended March 31, 1998....................................         $41 7/16          $30 3/16


     On May 29, 1998, the closing price per share of the Company's Common Stock on the New York Stock Exchange was $39 9/16. As of May 29, 1998, there were 408 holders of record of the Company's Common Stock, which excludes beneficial owners of Common Stock held in "street name".

     Since the Acquisition, the Company has not declared or paid any cash dividends on its Common Stock. The Company's credit agreement, among the Company, the lenders named therein and The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions, dated June 1996 as amended (the "Amended Agreement"), generally restricts, subject to certain exceptions, the payment of dividends, distributions and other payments. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business. Subject to such restrictions, any future determination to pay dividends will be at the discretion of the Company's Board of Directors and subject to certain limitations under the General Corporation Law of the State of Delaware and will depend upon the Company's results of operations, financial condition, other contractual restrictions and factors deemed relevant by the Board of Directors.

Item 6.    SELECTED FINANCIAL DATA

                                                                                                                        Presecessor
                                                                 Sola Internation Inc.                                   Business
                                            ------------------------------------------------------------------------     ---------
                                          Fiscal Year     Fiscal Year     Fiscal Year    Fiscal Year     Four Months   Eight Months
                                             Ended           Ended           Ended          Ended           Ended           Ended
                                            March 31,       March 31,      March 31,       March 31,       March 31,    November 30,
                                              1998           1997 (3)        1996            1995          1994 (1)          1993
                                            ---------       ---------      ---------       ---------       ---------     ---------
Statements of Operations Data
(in thousands, except per share data)
Net sales ............................      $ 547,735       $ 488,689      $ 387,709       $ 345,631       $ 106,030       $ 200,025
                                            =========       =========      =========       =========       =========       =========
Income (loss) before
  extraordinary item .................      $  51,092       $  30,897      $  34,588       $  13,640       $ (61,394)      $  10,749
Extraordinary item, net of
   taxes .............................         (5,939)(4)        --             (912)(4)      (3,915)(2)        --              --
                                            ---------       ---------      ---------       ---------       ---------       ---------
Net income (loss) ....................      $  45,153       $  30,897      $  33,676       $   9,725(2)    $ (61,394)      $  10,749
                                            =========       =========      =========       =========       =========       =========

Earnings (Loss) Per Share
Data basic (5)........................
   Income (loss) before extraordinary
     item.............................      $    2.09       $    1.31      $    1.59       $    0.82       $   (3.75)
   Extraordinary item.................          (0.24)           --            (0.04)          (0.23)           --
                                            ---------       ---------      ---------       ---------       ---------
   Net income (loss)..................      $    1.85       $    1.31      $    1.55       $    0.59       $   (3.75)
                                            =========       =========      =========       =========       =========
   Weighted average common
     shares outstanding...............         24,400          23,561         21,785          16,710          16,353
                                            =========       =========      =========       =========       =========
Earnings (Loss) Per Share Data
diluted (6)...........................
   Income (loss) before extraordinary
     item.............................      $    2.00       $    1.24      $    1.51       $    0.78       $   (3.75)
   Extraordinary item.................          (0.23)           --            (0.04)          (0.22)           --
                                            ---------       ---------      ---------       ---------       ---------
   Net income (loss)..................      $    1.77       $    1.24      $    1.47       $    0.56       $   (3.75)
                                            =========       =========      =========       =========       =========
   Weighted average common and
     dilutive securities outstanding..         25,547          24,859         22,944          17,516          16,353
                                            =========       =========      =========       =========       =========


                                                                                   Sola International Inc
                                                        ----------------------------------------------------------------------------
                                                                                      As of March 31,
                                                          1998             1997             1996             1995            1994
                                                        --------         --------         --------         --------         --------
Balance Sheet Data
Total assets ..................................         $684,058         $605,508         $416,849         $383,457         $360,631
Long-term debt ................................          196,386          162,797           97,890          107,407          186,740
Total shareholders' equity ....................          327,022          284,298          192,241          159,443           63,495

---------------------------
(1) For the four months ended March 31, 1994, the Company recorded two non-recurring, non-cash charges associated with the Acquisition: (i) a $32.9 million charge for the amortization associated with an inventory write-up to fair value that was reflected in cost of sales; and (ii) a $40.0 million charge for the write-off of in-process research and development that was reflected in in-process research and development expense.
(2) For fiscal 1995, the Company recorded two non-recurring charges in connection with the IPO: (i) a $3.0 million charge for the termination of the AEA Investors Inc. management agreement with the Company that was reflected in general and administrative expenses; and (ii) a $3.9 million write-off of debt issuance costs, that was reflected in the historical financial statements as an extraordinary item.
(3) For fiscal 1997, the Company recorded two non-recurring charges in connection with the AO Acquisition: (i) a $7.2 million charge for the amortization associated with an inventory write-up to fair value that was reflected in cost of sales; and (ii) a $9.5 million charge for the write-off of in-process research and development that was reflected in in-process research and development expense.
(4) For fiscal 1998 and fiscal 1996, the extraordinary items comprise losses due to the repurchases of senior subordinated notes, net of tax.
(5) Earnings per share, as restated for the adoption of FAS 128, are computed using the weighted average number of common shares outstanding during the period, for fiscal 1998, 1997, 1996, 1995, and 1994, after giving effect to the IPO.
(6) Earnings per share, as restated for the adoption of FAS 128, are computed using the weighted average number of common shares and dilutive securities outstanding during the period, for fiscal 1998, 1997, 1996, 1995, and 1994, after giving effect to the IPO.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The financial statements for the year ended March 31, 1997 reflect the consolidated operations of the Company after accounting for the acquisition ("AO Acquisition") of substantially all of the worldwide ophthalmic business ("AO") of American Optical Corporation ("AOC") on June 19, 1996 (see Note 1 of Notes to Consolidated Financial Statements), using the purchase method of accounting. Operating results for fiscal 1997 subsequent to the AO Acquisition include non-recurring, non-cash charges relating to the write-off of in-process research and development projects ($9.5 million) and amortization associated with an inventory write-up to fair value ($7.2 million), both of which were recorded in connection with the AO Acquisition. The years ended March 31, 1998, 1997 and 1996 are referred to herein as fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

     The following table reflects the results of operations for the three fiscal years 1998, 1997 and 1996. The adjustment column in fiscal 1997 reflects adjustments to present results of operations on a more comparable basis adjusting for the non-recurring, non-cash charges, and tax effects thereof in connection with the AO Acquisition, noted above.

                                                                              Fiscal Year Ended March 31,
                                                      -----------------------------------------------------------------------------
                                                                                                         Adjusted
(In thousands)                                           1998            1997          Adjustments         1997             1996
                                                      ---------        ---------       -----------       ---------        ---------
Net sales .....................................       $ 547,735        $ 488,689                         $ 488,689        $ 387,709
Cost of sales .................................         289,677          264,535        $  (7,216)         257,319          201,991
                                                      ---------        ---------        ---------        ---------        ---------
  Gross profit ................................         258,058          224,154            7,216          231,370          185,718
                                                      ---------        ---------        ---------        ---------        ---------
Research and development
  expenses ....................................          18,303           17,539                            17,539           13,329
Selling and marketing expenses ................          93,993           92,387                            92,387           66,345
General and administrative
  expenses (including goodwill
  amortization) ...............................          53,056           47,381                            47,381           45,291
In-process research and
  development expenses ........................            --              9,500           (9,500)            --               --
                                                      ---------        ---------        ---------        ---------        ---------
  Operating expenses ..........................         165,352          166,807           (9,500)         157,307          124,965
                                                      ---------        ---------        ---------        ---------        ---------

  Operating income ............................          92,706           57,347           16,716           74,063           60,753
Interest expense, net .........................         (16,754)         (15,961)                          (15,961)         (12,141)
                                                      ---------        ---------        ---------        ---------        ---------
  Income before provision for
    income taxes, minority interest
    and extraordinary item ....................          75,952           41,386           16,716           58,102           48,612
Provision for income taxes ....................         (25,369)         (10,737)          (5,851)         (16,588)         (13,623)
Minority interest .............................             509              248                               248             (401)
                                                      ---------        ---------        ---------        ---------        ---------
  Income before extraordinary
  item ........................................          51,092           30,897           10,865           41,762           34,588
Extraordinary item, loss on
  repurchase of senior subordinated
  notes, net of tax ...........................          (5,939)            --                                --               (912)
                                                      ---------        ---------        ---------        ---------        ---------
  Net income ..................................       $  45,153        $  30,897        $  10,865        $  41,762        $  33,676
                                                      =========        =========        =========        =========        =========

Results of Operations

     The following table sets forth, for the fiscal years indicated, the Company's results and adjusted results of operations as a percentage of net sales. Management's discussion of results of operations for the year ended March
31, 1997 is based on the adjusted results of operations and the related percentages of net sales, because, in the opinion of the Company, a comparison of the historical results of operations for fiscal 1997 is not meaningful due to the effects of certain transactions and non-recurring charges as noted above.

                                                                  Fiscal year ended March 31,
                                                               ---------------------------------
                                                               1998          1997          1996
                                                               -----         -----         -----
                                                                %             %             %
      Net sales.........................................       100.0         100.0         100.0
      Cost of sales.....................................        52.9          52.7          52.1
                                                               -----         -----         -----
        Gross profit....................................        47.1          47.3          47.9
                                                               -----         -----         -----
      Research and development expenses.................         3.3           3.6           3.4
      Selling and marketing expenses....................        17.2          18.9          17.1
      General and administrative expenses...............         9.7           9.7          11.7
                                                               -----         -----         -----
        Operating expenses..............................        30.2          32.2          32.2
                                                               -----         -----         -----
          Operating income .............................        16.9          15.1          15.7
      Interest expense, net.............................        (3.1)         (3.2)         (3.1)
        Income before provision for income taxes,
          minority interest and extraordinary item......        13.8          11.9          12.6
      Provision for income taxes........................        (4.6)         (3.4)         (3.6)
      Minority interest.................................         0.0           0.0          (0.1)
      Extraordinary item................................        (1.0)          0.0          (0.2)
                                                               -----         -----         -----
        Net income .....................................         8.2           8.5           8.7
                                                               =====         =====         =====

Net Sales

     Net sales were $547.7 million in fiscal 1998, $488.7 million in fiscal 1997, and $387.7 million in fiscal 1996, reflecting a growth of 12.1% from fiscal 1997 to fiscal 1998 and 26.0% from fiscal 1996 to fiscal 1997. Using constant exchange rates, the percentage increase from fiscal 1997 to fiscal 1998 was 16.6%, and from fiscal 1996 to fiscal 1997 was 25.6%. The AO Acquisition, with nine months of AO net sales, amounting to $64.4 million, included in fiscal 1997 net sales, had a significant impact on the net sales growth from fiscal 1996 to fiscal 1997. Higher priced product growth has contributed to the Company's net sales growth in fiscal 1997 and fiscal 1998, led by the growth of Spectralite(R), plastic photochromic and polycarbonate products, offset in part by price and volume erosion in net sales of lower priced products. Higher priced products accounted for approximately 66% of net lens sales in fiscal 1998 compared to 61% in fiscal 1997 and 57% in fiscal 1996. Increased marketing and customer service efforts have also contributed to the growth in other higher priced products. Net sales increases by region from fiscal 1997 to 1998 were as follows: North America 20.1%, Europe 7.1% and Rest of World 1.3%. Net sales increases in major market areas from fiscal 1996 to 1997 were as follows: North America 22.7%, Europe 40.6% and Rest of World 15.9%. At constant exchange rates, net sales increases from fiscal 1997 to fiscal 1998 were: North America 20.1%, Europe 16.0% and Rest of World 6.8%, and from fiscal 1996 to fiscal 1997 were:
North America 22.9%, Europe 42.2% and Rest of World 12.1%.

Gross Profit and Gross Margin

     Gross profit totaled $258.1 million in fiscal 1998, $231.4 million, as adjusted, in fiscal 1997 and $185.7 million in fiscal 1996, reflecting growths of 11.5% from fiscal 1997 to fiscal 1998 and 24.6% from fiscal 1996 to fiscal 1997. Gross profit as a percentage of net sales ("gross margin") in fiscal 1998, fiscal 1997, as adjusted and fiscal 1996, were 47.1%, 47.3%, and 47.9%, respectively. The gross margin has decreased in fiscal 1998 and fiscal 1997, as AO traditionally operates at lower gross margins than Sola on a stand alone basis. In addition, the Company continues to incur manufacturing start up costs in its new finished polycarbonate manufacturing operation acquired when the Company purchased Neolens, Inc. in July 1996, and ramp up costs associated with new product offerings, such as Matrix, the Company's new anti-reflective coating delivery system. Offsetting in part the aforementioned reductions, has been a continued shift towards higher value added products, and continued benefits from the Company's cost reduction program. During fiscal 1996 the Company benefited from reduced manufacturing costs at its Mexican facility arising from the weakness of the Mexican Peso, and from the Company's cost reduction program. The Company continues to experience price competition, which can be severe in certain markets, particularly for standard products.

Operating Expenses

     Operating expenses totaled $165.4 million in fiscal 1998, $157.3 million, as adjusted, in fiscal 1997 and $125.0 million in fiscal 1996 reflecting increases of 5.1% from fiscal 1997 to fiscal 1998 and 25.9% from fiscal 1996 to fiscal 1997. Research and development expenses for fiscal 1998, 1997 and 1996 represent 3.3%, 3.6% and 3.4%, respectively, of annual net sales, reflecting the Company's continued commitment to research and development of new products, materials and processes. Because research and development expenditure in AO as a percentage of net sales is lower than that of Sola on a stand alone basis, the current lower ratio of research and development expenses to net sales can be expected for the combined company in the future. The lower charge to research and development expenses in fiscal 1996 arose primarily from the transfer of a new product out of research and development and into production. Selling and marketing expenses were 17.2%, 18.9% and 17.1% of net sales in fiscal 1998, 1997 and 1996, respectively. During the fourth quarter of fiscal 1997 the Company introduced a new progressive lens design, Percepta(R), with a worldwide launch. Significant marketing expenditures associated with this launch were incurred primarily in the last two quarters of the 1997 fiscal year resulting in higher sales and marketing expenses as a percentage of net sales in fiscal 1997. As a percentage of net sales, general and administrative expenses in fiscal 1998, fiscal 1997 and fiscal 1996 were 9.7%, 9.7% and 11.7%, respectively. The higher percentage in fiscal 1996 compared to fiscal 1998 and fiscal 1997 was primarily due to higher performance based management bonuses in fiscal 1996 and higher provisions for doubtful accounts in South America and Asia.

Operating Income

     Operating income for fiscal 1998 totaled $92.7 million, an increase of $18.6 million over fiscal 1997 operating income, as adjusted, of $74.1 million, or 25.2%. Operating income for fiscal 1997 totaled $74.1 million, as adjusted, an increase of $13.3 million over fiscal 1996 operating income of $60.8 million, or 21.9%.

Net Interest Expense

     Net interest expense totaled $16.8 million for fiscal 1998, $15.9 million for fiscal 1997 and $12.1 million for fiscal 1996. Interest expense was higher in fiscal 1998 than fiscal 1997, primarily due to a full year of higher indebtedness to fund the acquisitions of AO and Neolens in June and July of 1996, offset in part by lower interest rates on the Company's revolving line of credit, and the repurchase of its 9 5/8% senior subordinated notes in December 1997. Interest expense was higher in fiscal 1997 than fiscal 1996 also due to the AO and Neolens acquisitions, offset by the lower interest rate under the Company's new bank credit facility and the reduction of debt from the proceeds of the equity public offering. Simultaneously with the AO Acquisition, the Company entered into a new bank credit facility with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions (see "--Liquidity and Capital Resources"). In July 1996, the Company issued 2.32 million shares of common stock in a public offering for which it received net proceeds of approximately $62.8 million.

Provision for Income Taxes

     The   Company's   combined   state,   federal  and  foreign  tax  rate  was
approximately 33.4% for fiscal 1998 compared to 28.5% for fiscal 1997, as adjusted, and 28.0% for fiscal 1996. The utilization of

United States valuation allowances, arising in fiscal 1994, were the primary reasons for the lower income tax rates in fiscal 1997 and fiscal 1996. The
Company  has  deferred  tax  assets on its  balance  sheet as of March 31,  1998 amounting to approximately $16.0 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Extraordinary Item

     During fiscal 1998 the Company repurchased all of its remaining 9 5/8% Senior Subordinated Notes due 2003, and during fiscal 1996 the Company repurchased approximately $19.9 million principal amount at maturity of the Senior Subordinated notes. As a result of the repurchases the Company recorded extraordinary charges of $5.9 million for fiscal 1998, and $0.9 million for fiscal 1996, in each case resulting from the write-off of unamortized debt issuance costs and premium over accreted value, net of tax. The 1998 repurchase was funded by borrowings under the Company's credit agreement and the 1996 repurchase was partly funded by borrowings under the Company's prior credit agreement and partly from cash arising from the IPO.

Net Income

     Net income for fiscal 1998 totaled $45.2 million compared to $41.8 million, as adjusted, for fiscal 1997 and $33.6 million for fiscal 1996, increases of $3.4 million and $8.2 million, respectively. The growth in net income from fiscal 1997, as adjusted, to fiscal 1998 was 8.1% and from fiscal 1996 to fiscal 1997, as adjusted, was 24.0%. If the extraordinary items in fiscal 1998 and fiscal 1996 are excluded, the growth from fiscal 1997, as adjusted, to fiscal 1998, and from fiscal 1996 to fiscal 1997, as adjusted, would have been 22.3% and 20.7%, respectively.

Liquidity and Capital Resources

     The following analysis of the Company's cash flow statement reflects the historical results of the Company which have not been adjusted for the AO Acquisition.

     Operating activities generated $20.9 million in cash in fiscal 1998 compared with $32.4 million in fiscal 1997 and $30.8 million in fiscal 1996. Significantly improved net income in fiscal 1998 was more than offset by increases in inventories and accounts receivable. During fiscal 1998 the Company decided to take advantage of prompt pay discounts offered by suppliers in the United States resulting in accounts payable not increasing in line with the increases in the business. Improved net income in fiscal 1997, after adding back one time non-recurring non-cash charges associated with the AO Acquisition, was offset in part by increases in inventories and accounts receivable. Accounts payable in fiscal 1997 increased in line with inventory growth.

     During fiscal 1998 inventories as a percentage of net sales grew to 31.0% from 28.4% in the prior year. The increase in inventories is primarily a result of building inventories to support new product launches, growth in higher priced products as a percentage of net sales and therefore of inventories, and the projected overall increase in the business. During fiscal 1997 inventories as a percentage of net sales grew to 28.4% (27.2% if a full year's net sales for AO are used) from 26.0% in the prior year. The growth in inventory levels resulted from the introduction and regional spread of new products, resulting in both finished goods inventory growth and increased mold inventory requirements. The primary increase was caused by increases in inventories and molds to support the worldwide launch of a new progressive lens design, Percepta(R), in the fourth quarter of fiscal 1997. Accounts receivable as a percentage of net sales increased to 22.0% in fiscal 1998 compared to 21.5% a year ago. Accounts receivable as a percentage of net sales increased to 21.5% (20.5% if a full year's net sales for AO are used) in fiscal 1997 compared to 19.3% for fiscal 1996.

     During fiscal 1998 net cash expended on investing activities amounted to $41.2 million, primarily being capital expenditures. The most significant capital expenditures, primarily on additional production capacity, were made in the United States, Mexico, Brazil, China, Venezuela and Australia. During fiscal 1997 net cash expended on investing activities amounted to $154.8 million. On June 19, 1996, the

Company acquired substantially all of the worldwide ophthalmic business of AOC for cash consideration of $103.6 million (together with the assumption of certain liabilities) (the "AO Acquisition"). The AO Acquisition was funded primarily through borrowings under the Company's then existing credit agreement, which borrowings were subsequently repaid in part with the proceeds from the equity public offering during July 1996. On July 2, 1996 the Company acquired Neolens, Inc. ("Neolens"), a Florida corporation for cash consideration of approximately $15.5 million, including the assumption of Neolens debt ("Neolens Acquisition"). The Neolens Acquisition was funded through borrowings under the Company's then existing credit agreement. During fiscal 1997, the Company spent approximately $30.0 million on capital expenditures primarily in the United States, Mexico, China and Brazil. The capital expenditures in fiscal 1997 were primarily to add production capacity. During fiscal 1996 net cash expended on investing activities was primarily for capital expenditures and increasing the Company's investment in its Venezuela joint venture. The capital expenditures in fiscal 1996 related mainly to expansion of production capacity to accommodate higher volumes and the introduction of new products. During fiscal 1996 the Company increased its investment in its Venezuela joint venture, Sola de
Venezuela Industria Optica, C.A. ("Sola Venezuela"), from 45% to 100%. The purchase price amounted to approximately $3.6 million and was paid in cash. Management anticipates capital expenditures of $40 million to $45 million annually over the next several years, of which approximately $5 million annually is viewed as discretionary.

     Financing activities generated $32.3 million in fiscal 1998, primarily from additional borrowings under the Amended Agreement and exercise of stock options by employees. In the third quarter of fiscal 1998 the Company repurchased all of its remaining 9 5/8% Senior Subordinated Notes due 2003. The notes repurchase was funded by borrowings under the Amended Agreement. In conjunction with the repurchase of its Senior Subordinated Notes the Company amended its bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions ("Amended Agreement"). The Amended Agreement increased the Company's multicurrency revolving facility from $180 million to $300 million. Borrowings are divided into two tranches. Tranche A permits borrowings up to $30 million in either U.S. dollars or foreign currencies, to be used for working capital and consummating certain permitted acquisitions. Tranche B permits borrowings of up to $270 million and can be used for working capital purposes, refinancing the term loans under the existing bank credit agreement, repurchasing the Company's Senior Subordinated Notes, and consummating certain permitted acquisitions. The Tranche A Facility matures on October 31, 2000 and the Tranche B Facility matures on May 31, 2001. Among other things the Amended Agreement changed certain financial covenants, removed the requirement for foreign subsidiary guarantees under the Tranche A facility, increased the basket for incurring other unsecured indebtedness to $150 million, and deleted the term facility portion.

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

     During the fourth quarter of fiscal 1998 the Company issued 6 7/8% Senior Notes ("Notes") due 2008, for which the Company received approximately $98.5 million net proceeds, after discounts and issuance expenses. Net proceeds were used to pay down borrowings under the Amended Agreement. The Notes are unsecured senior obligations of the Company, limited to $100 million aggregate principal amount at maturity, and will mature on March 15, 2008. The Notes will be redeemable, as a whole or from time to time in part, at the option of the Company on any date at a redemption price equal to the aggregate principal amount plus a make whole premium.

     Financing activities generated $125.3 million in fiscal 1997. During July 1996 the Company sold 2,320,000 additional shares of common stock at $28.625 per share through a public offering. The net proceeds from this offer, were approximately $62.8 million. The Company used such net proceeds to repay indebtedness which it incurred under its then existing bank credit agreement. Simultaneously with the closing of the AO Acquisition, the Company entered into a bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions, covering an aggregate amount of $180 million.

     Financing activities were an outflow of $4.7 million in fiscal 1996. During the three months ended June 1995 the Company repurchased approximately $19.9 million principal amount at maturity of its 9 5/8% Senior Subordinated Notes due 2003. The repurchase was partly funded by borrowings under the prior credit agreement and partly from excess cash arising from the IPO.

     The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of March 31, 1998, the Company's total credit available under such facilities was approximately $29.9 million, of which $10.1 million had been utilized.

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

Currency Exchange Rates

     As a result of the Company's worldwide operations, currency exchange rate fluctuations tend to affect the Company's results of operations and financial position. The two principal effects of currency exchange rates on the Company's results of operations and financial position are (i) translation adjustments for subsidiaries where the local currency is the functional currency and (ii) translation adjustments for subsidiaries in hyper-inflationary countries.
Translation adjustments for functional local currencies have been made to shareholders' equity. For the fiscal years ended March 31, 1998, 1997 and 1996 such translation adjustments were approximately $(10.0) million, $(3.8) million, $(1.6) million, respectively.

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

     Because a majority of the Company's debt is U.S. dollar denominated, the Company may hedge against certain currency fluctuations by entering into currency swaps (however certain currencies, such as the Brazilian Real, cannot be hedged), although no such swaps had been entered into as of March 31, 1998. As of March 31, 1998 certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments in amounts other than their home currency. The carrying amount of the forward contracts approximates fair value, which has been estimated based on current exchange rates. For further financial data of the Company's performance by region, see
Note 15 of Notes to Consolidated Financial Statements.

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

Year 2000

     The Company has developed preliminary plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Key financial, information and operational systems have been assessed and plans have been developed to address systems modifications required by December 31, 1999. Based on work to date, and assuming that project plans, which continue to evolve, can be implemented as planned, management believes the financial impact of making the required systems changes will not be material to the Company's consolidated financial position, results of operations or cash flows.

     The Company is also in the preliminary stages of assessing the possible effects on the Company's operations of the Year 2000 readiness of key suppliers and customers. The Company's reliance on suppliers and customers and therefore on the proper functioning of their information systems and software, means that failure to address Year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time.

Information Relating to Forward-Looking Statements

     This Form 10-K of the Company includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's development of new products, including, among others, Percepta, Spectralite, Access and Matrix,
(ii) the availability of raw materials for the Company's products, the costs of product introductions, and trends in sales growth (including growth related to new products), (iii) anticipated trends in the Company's business environment, including competitive and pricing pressures, (iv) the Company's ability to continue to control costs and maintain adequate standards of customer service and product quality (v) future income tax rates and capital expenditures and working capital requirements and (vi) statements regarding the adequacy of the Company's planning for the Year 2000 computer programming issues. These forward looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of various factors including the "Factors Affecting Future Operating Results" included in Exhibit 99.1 of the Company's Form 10-K for the fiscal year ended March 31, 1998 and the factors described in "Business--Environmental Matters."

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

             Name                                  Age                 Position
             ----                                  ---                 --------
Irving S. Shapiro..............................     81     Chairman of the Board
Douglas D. Danforth............................     75     Director
Hamish Maxwell.................................     71     Director
Maurice J. Cunniffe............................     65     Director
Jackson L. Schultz.............................     72     Director
A. William Hamill..............................     50     Director
John E. Heine..................................     54     President and Chief Executive Officer,
                                                              Director
James H. Cox...................................     49     Executive Vice President, Assistant
                                                              Secretary and Assistant Treasurer;
                                                              President, Sola Optical USA
Steven M. Neil.................................     45     Executive Vice President, Finance, Chief
                                                              Financial Officer, Secretary and Treasurer
Stephen J. Lee.................................     45     Vice President, Human Resources
Barry J. Packham...............................     51     Vice President, Manufacturing
                                                              Development
John J. Bastian................................     46     Vice President, Regional Director, Australia
Theodore Gioia.................................     40     Vice President, Strategic Planning
Adrian Walker..................................     45     Vice President, Regional Director, Asia
Mark T. Mackenzie..............................     48     Vice President, Regional Director, Europe
Alan S. Vaughan................................     54     Vice President, Worldwide Rx Operations

     The principal occupations and positions for at least the past five years of each of the directors and executive officers of the Company are as follows (references to the Company include its predecessors):

     Irving S. Shapiro has been Chairman of the Board of the Company since December 1994. Mr. Shapiro is Of Counsel to Skadden, Arps, Slate, Meagher & Flom LLP. He was Chairman and Chief Executive Officer of E.I. du Pont de Nemours and Company from 1974 to 1981. He is Chairman of the Board of Marvin & Palmer Associates, Inc., and is a director of J.P. Morgan Florida Federal Savings Bank, Pediatric Services of America Inc., and Gliatech, Inc.

     Douglas D. Danforth has been a director of the Company since December 1994. He was Chairman and Chief Executive Officer of Westinghouse Electric Corporation from 1983 to 1987. He is a director of Daltile Inc.

     Hamish Maxwell has been a director of the Company since December 1994. Mr. Maxwell was Chairman of the Executive Committee of the Board of Directors of Philip Morris Companies Inc. from September 1991 through April 1995 and was Chairman and Chief Executive Officer of such company from 1984 to 1991. He is a director of Bankers Trust Company, Bankers Trust New York Corporation and Chairman of WPP Group plc.

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

     Steven M. Neil was appointed Executive Vice President, Finance, Chief Financial Officer, Secretary and Treasurer in October 1997. Prior to joining Sola, Mr. Neil was Vice President-Finance, Treasurer and Chief Financial Officer of Perrigo Company from May 1995 to September 1997. He also served as President of Perrigo International, Inc. from July 1996. Mr. Neil served as Vice President-Controller of Perrigo Company from January 1993 to May 1995. Prior to that time he served as Controller and Chief Accounting Officer with Applied Magnetics Corporation, where he also served in other positions of increasing responsibility since 1983. He is a member of the Board of Directors of Intelligent Solutions, Inc.

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

Item 11.      EXECUTIVE COMPENSATION

     Incorporated by reference to the material included under the caption "Compensation of Executive Officers" in the Company's proxy statement for the fiscal year ended March 31, 1998.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

     Incorporated by reference to the material included under the caption "Security Ownership of Certain Beneficial Owners and Managers" in the Company's proxy statement for the fiscal year ended March 31, 1998.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the material included under the caption "Certain Transactions" in the Company's proxy statement for the fiscal year ended March 31, 1998.

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Documents Filed as Part of this Report:

         1.   Financial   Statements.   See  Index  to  Consolidated   Financial
              Statements and Financial Statement Schedules included on page F-1.

         2. Financial Statement Schedules. See "Schedule II - Valuation and Qualifying Accounts" included on page S-1.

              Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

         3.   List of Exhibits. See Index of Exhibits included on page E-1.

(b)  Reports on Form 8-K:

     The Company filed a report on Form 8-K, dated February 17, 1998 to report the Company's adoption of FAS 128, Earnings per Share, for its fiscal quarter ended December 31, 1997, and restating certain earnings per share information previously presented in the Company's Securities Exchange Act filings.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOLA INTERNATIONAL INC.
                                          (Registrant)

Date: June 15th, 1998                         By: /s/Steven M. Neil
                                              ------------------
                                              Steven M. Neil
                                              Executive Vice President, Finance,
                                              Chief Financial Officer, Secretary
                                              and Treasurer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                   Title                                             Date
       ---------                                   -----                                             ----
/s/Irving S. Shapiro
--------------------
Irving S. Shapiro                     Chairman of the Board                                      June 15th, 1998

/s/John E. Heine
----------------
John E. Heine                         President and Chief Executive Officer,                     June 15th, 1998
                                      Director (Principal Executive Officer)

/s/Steven M. Neil
-----------------
Steven M. Neil                        Executive Vice President, Finance, Chief                   June 15th, 1998
                                      Financial Officer, Secretary and Treasurer
                                      (Principal Financial and Accounting Officer)

/s/Douglas D. Danforth
----------------------
Douglas D. Danforth                   Director                                                   June 15th, 1998

/s/Hamish Maxwell
-----------------
Hamish Maxwell                        Director                                                   June 15th, 1998

/s/Maurice J. Cunniffe
----------------------
Maurice J. Cunniffe                   Director                                                   June 15th, 1998

/s/A. William Hamill
--------------------
A. William Hamill                     Director                                                   June 15th, 1998

/s/Jackson L. Schultz
---------------------
Jackson L. Schultz                    Director                                                   June 15th, 1998

                             SOLA INTERNATIONAL INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
   Report of Ernst & Young LLP, Independent Auditors....................... F-2
   Consolidated Balance Sheets as of March 31, 1998 and 1997............... F-3
   Consolidated Statements of Income for the years ended March 31, 1998,
     1997 and 1996......................................................... F-4
   Consolidated Statements of Shareholders' Equity for the years ended
     March 31, 1998, 1997 and 1996......................................... F-5
   Consolidated  Statements  of Cash Flows for the years ended
     March 31,  1998, 1997 and 1996........................................ F-6
   Notes to Consolidated Financial Statements.............................. F-7
   Quarterly Financial Data (unaudited).................................... F-28
   Financial Statement Schedule............................................ S-1

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Shareholders

Sola International Inc.

     We have audited the accompanying consolidated balance sheets of Sola International Inc. as of March 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the index at item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sola International Inc. as of March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        /s/Ernst & Young LLP


Palo Alto, California
May 6, 1998

                                                       SOLA INTERNATIONAL INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except per share data)

                                                                                                               March 31,
                                                                                                     ------------------------------
                                        ASSETS                                                          1998                 1997
                                                                                                     ---------            ---------
Current assets:
   Cash and cash equivalents .............................................................           $  34,444            $  24,401
   Trade accounts receivable, less allowance for doubtful accounts of
     $4,956 and $4,030 at March 31, 1998 and 1997, respectively ..........................             120,590              104,960
   Inventories ...........................................................................             169,756              138,634
   Other current assets ..................................................................              16,798               14,225
                                                                                                     ---------            ---------
     Total current assets ................................................................             341,588              282,220
Property, plant and equipment, at cost, less accumulated depreciation
     and amortization ....................................................................             132,778              110,477
Goodwill and other intangibles, net ......................................................             198,341              200,734
Other long-term assets ...................................................................              11,351               12,077
                                                                                                     ---------            ---------
     Total assets ........................................................................           $ 684,058            $ 605,508
                                                                                                     =========            =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Current liabilities:
   Notes payable to banks and current portion of .........................................           $  12,600            $  19,413
   Accounts payable ......................................................................              60,254               56,747
   Accrued liabilities ...................................................................              35,462               29,557
   Accrued payroll and related compensation ..............................................              30,758               25,836
   Other current liabilities .............................................................               2,536               10,862
                                                                                                     ---------            ---------
     Total current liabilities ...........................................................             141,610              142,415
Long-term debt, less current portion .....................................................               1,790                3,555
Bank debt, less current portion ..........................................................              95,000               67,938
Senior notes .............................................................................              99,596                 --
Senior subordinated notes ................................................................                --                 91,304
Other long-term liabilities ..............................................................              19,040               15,998
                                                                                                     ---------            ---------
     Total liabilities ...................................................................             357,036              321,210
Commitments and contingencies
Shareholders' equity
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares
      issued .............................................................................                --                   --
Common stock, $0.01 par value; 50,000 shares authorized; 24,723 shares
     (24,263 shares as of March 31, 1997) issued and outstanding .........................                 247                  243
Additional paid-in capital ...............................................................             278,688              271,167
Equity participation loans ...............................................................                (230)                (270)
Retained earnings ........................................................................              58,057               12,904
Cumulative foreign currency adjustments ..................................................              (9,740)                 254
                                                                                                     ---------            ---------
     Total shareholders' equity ..........................................................             327,022              284,298
     Total liabilities and shareholders' equity ..........................................           $ 684,058            $ 605,508
                                                                                                     =========            =========

                              The accompanying notes are integral part of these financial statements.

                                                       SOLA INTERNATIONAL INC.

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                (in thousands, except per share data)

                                                                                              Year Ended March 31,
                                                                                    -----------------------------------------------
                                                                                      1998               1997               1996
                                                                                    ---------          ---------          ---------
Net sales .................................................................         $ 547,735          $ 488,689          $ 387,709
Cost of sales .............................................................           289,677            264,535            201,991
                                                                                    ---------          ---------          ---------
   Gross profit ...........................................................           258,058            224,154            185,718
                                                                                    ---------          ---------          ---------
Research and development expenses .........................................            18,303             17,539             13,329
Selling and marketing expenses ............................................            93,993             92,387             66,345
General and administrative expenses .......................................            53,056             47,381             45,291
In-process research and development
   expense ................................................................              --                9,500               --
                                                                                    ---------          ---------          ---------
   Operating expenses .....................................................           165,352            166,807            124,965
                                                                                    ---------          ---------          ---------
     Operating income .....................................................            92,706             57,347             60,753
Interest income ...........................................................               664                640                544
Interest expense ..........................................................           (17,418)           (16,601)           (12,685)
                                                                                    ---------          ---------          ---------
   Income before provision for income taxes,
     minority interest and extraordinary item .............................            75,952             41,386             48,612
Provision for income taxes ................................................           (25,369)           (10,737)           (13,623)
Minority interest .........................................................               509                248               (401)
                                                                                    ---------          ---------          ---------
   Income before extraordinary item .......................................            51,092             30,897             34,588
Extraordinary item, loss on repurchase of
   senior subordinated notes, net of tax ..................................            (5,939)              --                 (912)
                                                                                    ---------          ---------          ---------
Net income ................................................................         $  45,153          $  30,897          $  33,676
                                                                                    =========          =========          =========

Earnings (loss) per share - basic:
     Income before extraordinary item .....................................         $    2.09          $    1.31          $    1.59
     Extraordinary item ...................................................             (0.24)              --                (0.04)
                                                                                    ---------          ---------          ---------
     Net income ...........................................................         $    1.85          $    1.31          $    1.55
                                                                                    =========          =========          =========

Weighted average common shares
  outstanding .............................................................            24,400             23,561             21,785
                                                                                    =========          =========          =========

Earnings (loss) per share - diluted:
     Income before extraordinary item .....................................         $    2.00          $    1.24          $    1.51
     Extraordinary item ...................................................             (0.23)              --                (0.04)
                                                                                    ---------          ---------          ---------
     Net income ...........................................................         $    1.77          $    1.24          $    1.47
                                                                                    =========          =========          =========
Weighted average common and dilutivesecurities outstanding ................            25,547             24,859             22,944
                                                                                    =========          =========          =========

                              The accompanying notes are integral part of these financial statements.

                                                       SOLA INTERNATIONAL INC.

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                (in thousands, except per share data)

                                                                                                                          Retained
                                                                                            Additional       Equity       Earnings/
                                                                      Common Stock            Paid-in     Participation (Accumulated
                                                                 Shares         Value         Capital        Loans         Deficit)
                                                                --------       --------       --------      --------       --------
Balances, March 31, 1995 .................................        21,780       $    218       $206,353      $ (1,095)      $(51,669)
17 shares of $0.01 par value common stock
  issued under stock option plans ........................            17                            59
Repayment of Equity participation loans ..................                                                       674
Cumulative translation adjustments
Net income ...............................................                                                                   33,676
                                                                --------       --------       --------      --------       --------
Balances, March 31, 1996 .................................        21,797            218        206,412          (421)       (17,993)

Public Offering of 2.320 shares of $0.01 par
  value common stock, net of offering expenses ...........         2,320             23         62,742
146 shares of $0.01 par value common stock
  issued under stock option plans ........................           146              2          1,747
Tax benefit from exercise of stock options ...............                                         266
Repayment of Equity participation loans ..................                                                       151
Cumulative translation adjustments
Net income ...............................................                                                                   30,897
                                                                --------       --------       --------      --------       --------
Balances, March 31, 1997 .................................        24,263            243        271,167          (270)        12,904

460 shares of $0.01 par value common stock
  issued under stock option plans ........................           460              4          5,330
Tax benefit from exercise of stock options ...............                                       2,191
Repayment of Equity participation loans ..................                                                        40
Cumulative translation adjustments .......................
Net income ...............................................                                                                   45,153
                                                                --------       --------       --------      --------       --------
Balances, March 31, 1998 .................................        24,723       $    247       $278,688      $   (230)      $ 58,057
                                                                ========       ========       ========      ========       ========


                                                      Cumulative
                                                       Foreign
                                                       Currency       Total
                                                      Translation  Shareholders'
                                                      Adjustments     Equity
                                                       ---------     ---------
Balances, March 31, 1995 ..........................    $   5,636     $ 159,443
17 shares of $0.01 par value common stock
  issued under stock option plans .................                         59
Repayment of Equity participation loans ...........                        674
Cumulative translation adjustments ................       (1,611)       (1,611)
Net income ........................................                     33,676
                                                       ---------     ---------
Balances, March 31, 1996 ..........................        4,025       192,241

Public Offering of 2.320 shares of $0.01 par
  value common stock, net of offering expenses ....                     62,765
146 shares of $0.01 par value common stock
  issued under stock option plans .................                      1,749
Tax benefit from exercise of stock options ........                        266
Repayment of Equity participation loans ...........                        151
Cumulative translation adjustments ................       (3,771)       (3,771)
Net income ........................................                     30,897
                                                       ---------     ---------
Balances, March 31, 1997 ..........................          254       284,298

460 shares of $0.01 par value common stock
  issued under stock option plans .................                      5,334
Tax benefit from exercise of stock options ........                      2,191
Repayment of Equity participation loans ...........                         40
Cumulative translation adjustments ................       (9,994)       (9,994)
Net income ........................................                     45,153
                                                       ---------     ---------
Balances, March 31, 1998 ..........................    $  (9,740)    $ 327,022
                                                        =========     =========

     The accompanying notes are integral part of these financial statements.

                                                       SOLA INTERNATIONAL INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                             Year Ended March 31,
                                                                                  -------------------------------------------------
                                                                                    1998                1997               1996
                                                                                  ---------           ---------           ---------
Cash flows from operating activities:
Net income .............................................................          $  45,153           $  30,897           $  33,676
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization ..........................................             22,140              21,595              17,247
Inventory write-up .....................................................               --                 7,216                --
In-process research and development ....................................               --                 9,500                --
Provision for excess and obsolete inventory ............................              1,833               1,593               1,090
Provision for doubtful accounts ........................................              1,337               1,258               2,846
Increase (decrease) in net deferred taxes ..............................              7,750              (3,644)              1,657
(Gain) on disposal/sale of property, plant and
   equipment ...........................................................                (82)               (272)                (73)
Changes in assets and liabilities:
   Trade accounts receivable ...........................................            (21,242)            (19,513)            (10,883)
   Inventories .........................................................            (38,231)            (24,464)            (16,222)
   Prepaids and other assets ...........................................             (6,022)               (725)                521
   Accounts payable--trade .............................................              2,710               6,258              10,010
   Accrued and other current liabilities ...............................              3,652               1,803              (9,750)
   Tax benefit from exercise of stock options ..........................              2,191                 266                --
   Other long-term liabilities .........................................               (335)                650                 643
                                                                                  ---------           ---------           ---------
     Net cash provided by operating activities .........................             20,854              32,418              30,762
                                                                                  ---------           ---------           ---------
Cash flows from investing activities:
Acquisition of American Optical, less cash and
   cash equivalents of $3,365 ..........................................               --              (108,594)               --
Acquisition of Neolens, less cash and cash
   equivalents of $12 ..................................................               --               (16,848)               --
Additional investment in Venezuela subsidiary ..........................               --                  --                (3,561)
Capital expenditures ...................................................            (39,497)            (29,951)            (17,580)
Payments received on notes receivable from
   Pilkington and affiliates ...........................................               --                  --                 1,585
Other investing activities .............................................             (1,730)                636                 585
                                                                                  ---------           ---------           ---------
     Net cash used in investing activities .............................            (41,227)           (154,757)            (18,971)
                                                                                  ---------           ---------           ---------
Cash flows from financing activities:
Sale of common stock ...................................................               --                62,765                --
Payments on equity participation loans/exercise
   of stock options ....................................................              5,374               1,900                 733
Net receipts (payments) under notes payable to
   banks ...............................................................              2,731              (4,789)              6,785
Borrowings on long-term debt ...........................................               --                 4,081               1,297
Payments on long-term debt .............................................             (4,628)             (5,278)             (1,735)
Net receipts under bank debt ...........................................             22,374              66,626               6,000
Issuance of senior notes ...............................................             99,596                --                  --
Repurchase of senior subordinated notes ................................            (93,152)               --               (17,766)
                                                                                  ---------           ---------           ---------
     Net cash provided by (used in) financing activities ...............             32,295             125,305              (4,686)
                                                                                  ---------           ---------           ---------
Effect of exchange rate changes on cash and cash
   equivalents .........................................................             (1,879)               (959)               (859)
                                                                                  ---------           ---------           ---------
Net increase in cash and cash equivalents ..............................             10,043               2,007               6,246
Cash and cash equivalents at beginning of period .......................             24,401              22,394              16,148
                                                                                  ---------           ---------           ---------
Cash and cash equivalents at end of period .............................          $  34,444           $  24,401           $  22,394
                                                                                  =========           =========           =========

                              The accompanying notes are integral part of these financial statements.

                             SOLA INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Business and Basis of Presentation

     Sola International Inc. ("Company") designs, manufactures and distributes a broad range of eyeglass lenses, primarily focusing on the fast growing plastic lens segment of the global market. The Company operates in one business segment.

     In June 1996, the Company acquired substantially all of the worldwide ophthalmic business ("AO") of American Optical Corporation for cash consideration of $103.6 million (together with the assumption of certain liabilities) (the "AO Acquisition"). The AO Acquisition was accounted for under the purchase method of accounting as of the closing date. The total purchase price of $110.2 million (including acquisition costs of $6.5 million) exceeded the historical book value of the net assets acquired and such excess was allocated to the assets and liabilities based on their estimated fair values as of the AO Acquisition date, including in-process research and development ($9.5 million) with no alternative future use. Independent appraisals were utilized for determining the amounts assigned to certain purchased assets including property, plant and equipment and in-process research and development.

     In July 1996 the Company acquired control of Neolens, Inc. ("Neolens"), a Florida corporation that manufactured polycarbonate eyeglass lenses and was a supplier to the Company. The Company acquired Neolens for cash consideration of approximately $15.5 million, including the assumption of Neolens debt (the "Neolens Acquisition") and was accounted for under the purchase method of accounting as of the closing date. The total purchase price of $16.8 million (including acquisition costs of $1.3 million) included $17.6 million allocated to goodwill and other intangible assets. Results of Neolens prior to acquisition were not material to the Company's consolidated results of operations.

     On October 5, 1995 the Company increased its investment in its Venezuela joint venture, Sola de Venezuela Industria Optica, C.A. ("Sola Venezuela"), from 45% to 80%, and in March 1996, the Company exercised its option to acquire the remaining 20% of the shares in Sola Venezuela. The purchase price for all the shares, including the 20% option, and acquisition expenses, amounted to approximately $3.6 million and was paid in cash. In addition to the cash purchase price of the final 20% of Sola Venezuela, Sola will pay a contingent payment based on the growth in the net income of Sola Venezuela in fiscal 1998 over the net income of Sola Venezuela in fiscal 1995, and such payment is not anticipated to be significant. The acquisition has been accounted for under the purchase method of accounting.

     The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles. The Company's fiscal 1997 financial statements presented herein include the results of operations and cash flows of the AO business for the nine months and ten days ended March 31, 1997 and the results of operations and cash flows of the Neolens business for the nine months ended March 31, 1997 subsequent to their respective acquisitions.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned and controlled foreign subsidiaries. All significant transactions between the entities have been eliminated.

                             SOLA INTERNATIONAL INC.

2.   Summary of Significant Accounting Policies - (Continued)

     Cash and Cash Equivalents:

     Cash equivalents consist primarily of short-term investments with an original maturity of three months or less, carried at cost which approximates market value.

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

     Intangible Assets:

     Intangible assets, including trademarks, patents and licenses, are stated at cost and amortized on a straight-line basis over their estimated useful lives of 2 to 17 years. Legal costs incurred by the Company in successfully defending its patents are capitalized to patent costs and amortized over the remaining life of the patent. Goodwill is amortized over 40 years. As of March 31, 1998 and 1997 accumulated amortization was $17.9 million and $12.4 million, respectively.

     Debt issuance costs are being amortized to interest expense over the respective lives of the debt instruments which range from five to ten years. As of March 31, 1998 and 1997, accumulated amortization was $0.4 million and $1.5 million, respectively. As a result of repurchasing the Company's 9 5/8% Senior Subordinated Notes in fiscal 1998 and 1996 (see Note 8), the Company wrote off $1.5 million and $0.4 million, respectively, of debt issuance costs reflected on the statement of income, together with the premium over accreted value, as an extraordinary item, net of tax.

                             SOLA INTERNATIONAL INC.

2.   Summary of Significant Accounting Policies - (Continued)

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

     The Company has operations in Brazil, a hyper-inflationary country until recently, for which the functional currency is the U.S. dollar. Commencing with the fourth quarter of fiscal 1997 the Company's operations in Mexico have been accounted for as hyper-inflationary economies. All translation and transaction adjustments are included in determining net income.

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

     Advertising and Promotion Costs:

     The Company's policy is to expense advertising and promotion costs as they are incurred. The Company's advertising and promotion expenses were approximately $12.3 million, $12.5 million, and $9.4 million for fiscal 1998, 1997, 1996, respectively.

     Income Taxes:

     The accompanying financial statements of the Company reflect the provisions of FASB 109. Investment tax credits and research and development credits are accounted for by the flow-through method.

     Reclassifications:

     Certain prior year items have been reclassified to conform with the current year's presentation. These reclassifications had no impact on total assets or net income.

     Use of Estimates:

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                             SOLA INTERNATIONAL INC.

2.   Summary of Significant Accounting Policies - (Continued)

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

     Financial Instruments With Off-Balance-Sheet Risk:

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to market and interest rate risk. Gains and losses due to rate fluctuations on such transactions are recognized currently. Cash flows related to these gains and losses are reported as operating or financing activities in the accompanying consolidated statements of cash flows. As of March 31, 1998, certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments, which are not significant, in amounts other than their home currency. The carrying amount of the foreign exchange contracts approximates fair value, which has been estimated based on current exchange rates. The forward exchange contracts generally have varying maturities up to 9 months. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

     Earnings (Loss) Per Share:

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all included periods have been presented, and where necessary, restated to conform to the FAS 128 requirements.

                             SOLA INTERNATIONAL INC.

2.   Summary of Significant Accounting Policies - (Continued)

     The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended March 31, 1998, 1997 and 1996 (in thousands, except per share data):


                                                      Year Ended March 31,
                                                -------------------------------
                                                  1998        1997       1996
                                                --------    --------   --------
Numerator:
Income before extraordinary item ............   $ 51,092    $ 30,897   $ 34,588
Extraordinary item, loss on repurchase of
  senior subordinated notes, net of tax .....     (5,939)       --         (912)
                                                --------    --------   --------
   Net income ...............................   $ 45,153    $ 30,897   $ 33,676
                                                ========    ========   ========
Denominator:
  Denominator for basic earnings per
     share-
  Weighted average common shares
     outstanding.............................     24,400      23,561     21,785

  Effect of dilutive securities:
     Employee stock options..................      1,147       1,298      1,159
  Denominator for diluted earnings per
     share-
                                                --------    --------   --------
  Weighted average common shares and
     dilutive securities outstanding.........     25,547      24,859     22,944
                                                ========    ========   ========
Basic earnings (loss) per share:
Income before extraordinary item.............   $   2.09    $   1.31   $   1.59
Extraordinary item...........................      (0.24)       --        (0.04)
                                                --------    --------   --------
  Net income................................    $   1.85    $   1.31   $   1.55
                                                ========    ========   ========
Diluted earnings (loss) per share:
Income before extraordinary item.............   $   2.00    $   1.24   $   1.51
Extraordinary item...........................      (0.23)       --        (0.04)
                                                --------    --------   --------
  Net income................................    $   1.77    $   1.24   $   1.47
                                                ========    ========   ========

                             SOLA INTERNATIONAL INC.

3.   Inventories


                                                             March 31,
                                                    ----------------------------
                                                      1998                1997
                                                    --------            --------
                                                           (in thousands)

Raw materials ..........................            $ 16,714            $ 17,505
Work in progress .......................               6,872               6,948
Finished goods .........................             104,966              76,936
Molds ..................................              41,204              37,245
                                                    --------            --------
                                                    $169,756            $138,634
                                                    ========            ========


     Molds comprise mainly finished goods for use by manufacturing affiliates in the manufacture of spectacle lenses.

4.   Property, Plant and Equipment


                                                                   March 31,
                                                           ---------------------
                                                             1998         1997
                                                           --------     --------
                                                               (in thousands)

Land, buildings and leasehold improvements ...........     $ 40,467     $ 29,749
Machinery and office equipment .......................      136,218      115,943
Equipment under capital leases .......................          593          259
                                                           --------     --------
                                                            177,278      145,951
Less accumulated depreciation and amortization .......       44,500       35,474
                                                           --------     --------
                                                           $132,778     $110,477
                                                           ========     ========


     Depreciation expense for fiscal 1998, 1997 and 1996 was $14.3 million, $13.3 million and $11.1 million, respectively.

5.   Notes Payable to Banks

     Notes payable to banks at March 31, 1998 represent borrowings generally denominated in foreign currencies under several foreign credit agreements with lenders at interest rates ranging from 1.63% to 8.63%, and 24.0% for Brazilian Real based borrowings. The Brazilian Real based borrowings were $351,000 at March 31, 1998. The weighted average interest rates as of March 31, 1998 and 1997 were 8.06% and 8.68%, respectively. As of March 31, 1998, the Company had total unused lines of credit amounting to $19.8 million and was in compliance with minimum net worth requirements of agreements with certain foreign banks.

                             SOLA INTERNATIONAL INC.

6.   Long-Term Debt

                                                                   March 31,
                                                                   ---------
                                                                      1998
                                                                      ----
                                                                  (in thousands)

Uncollateralized  term loans,  interest  rates  varying
   from 4.75% to 10.0% at March 31, 1998, principal and
   interest payable through December 2008 ......................... $ 3,939

Loans  collateralized  by equipment  and other  assets,
   interest  rates varying from 3.92% to 7.85% at March
   31, 1998,  principal  and interest  payable  through
   March 2001 .....................................................     246

   Other...........................................................     110
                                                                    -------
                                                                      4,295
   Less current portion (included in other current liabilities)....   2,505
                                                                    -------
   Long-term debt, less current portion............................ $ 1,790
                                                                    =======


     Aggregate annual maturities of long-term debt over the next five years and thereafter are as follows:

    Period Ending March 31,                                       (in thousands)
    -----------------------
    1999.........................................................     $2,505
    2000.........................................................        678
    2001.........................................................        262
    2002.........................................................        191
    2003.........................................................        182
    Thereafter...................................................        477

     The Company believes that as of March 31, 1998, the fair value of its long-term debt approximates the carrying value of those obligations. The fair value of the Company's long-term debt is estimated based on quoted market prices for similar issues with the same interest rates that would be available to the Company for similar debt obligations.

7.   Bank Credit Agreement

     In conjunction  with the repurchase of its Senior  Subordinated  Notes (see
Note 8) the Company amended its bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions ("Amended Agreement"). The Amended Agreement increased the Company's multicurrency revolving facility from $180 million to $300 million. Borrowings are divided into two tranches. Tranche A permits borrowings up to $30 million in either U.S. dollars or foreign currencies, to be used for working capital and consummating certain permitted acquisitions. Tranche B permits borrowings of up to $270 million and can be used for working capital purposes, refinancing the term loans under the existing bank credit agreement, repurchasing the Company's Senior Subordinated Notes, outstanding letters of credit ($2.5 million as of March 31, 1998) and consummating certain permitted acquisitions. The Tranche A Facility matures on October 31, 2000 and the Tranche B Facility matures on May 31, 2001. In addition, the Amended Agreement changed certain financial covenants, removed the requirement for foreign subsidiary guarantees under the

                             SOLA INTERNATIONAL INC.

7.    Bank Credit Agreement - (Continued)

Tranche  A  facility,   increased  the  basket  for  incurring  other  unsecured
indebtedness to $150 million, and deleted the term facility portion.

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

     The Amended Agreement contains a number of covenants, including, among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness (including contingent obligations), the creation of liens, the making of certain investments and loans, engaging in unrelated businesses, transactions with affiliates, the consummation of certain transactions such as sales of substantial assets, mergers or consolidations, margin stock purchases and other transactions. The Amended Agreement also restricts the ability of the Company and its subsidiaries to make restricted payments in the nature of, among other things, (i) declaring, making or paying dividends or other distributions in excess of prescribed levels and (ii) purchasing, redeeming or retiring shares of the Company's capital stock in excess of prescribed levels. The Company and its subsidiaries are also required to comply with certain financial tests and maintain certain financial ratios.

8.   Senior Subordinated Notes

     The Company's 6 7/8% Senior Notes ("Notes") were issued under an indenture dated March 19, 1998, among the Company and State Street Bank and Trust Company of California, N.A., as Trustee (the "Indenture"). The Notes are unsecured senior obligations of the Company, limited to $100 million aggregate principal amount at maturity, and will mature on March 15, 2008. Interest on the notes is payable semiannually on March 15 and September 15 of each year, commencing September 15, 1998.

     The Notes will be redeemable, as a whole or from time to time in part, at the option of the Company on any date (a "Redemption Date") at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the Remaining Scheduled Payments (as defined) thereon discounted to such Redemption Date on a semiannual basis at the Treasury Rate (as defined) plus 20 basis points, plus in either case accrued interest (as defined).

     The Notes rank pari passu to all other Senior Indebtedness, as defined in the Indenture, of the Company. The Company believes that as of March 31, 1998, the fair value of its Senior Subordinated Notes approximates the carrying value of those obligations.

     During fiscal 1998 the Company repurchased all of its 9 5/8% Senior Subordinated Notes due 2003. As a result of the purchase the Company recorded an extraordinary charge of $5.9 million for fiscal 1998 resulting from the write-off of unamortized debt issuance costs and premium over accreted value, net of tax of $3.8 million. The repurchase was funded by borrowings under the Amended Agreement.

                             SOLA INTERNATIONAL INC.

9.   Common Stock

Common Stock

     The Company has entered into loan agreements with certain members of the Company's management to enable them to invest in the Company's common stock. As of March 31, 1998 and 1997, loans amounting to $0.2 million and $0.3 million, respectively, which bear interest at 7.5% per annum, payable quarterly, and mature on December 1, 1998, were outstanding under this plan. These loans are secured by the common stock and have been reflected as a reduction in shareholders' equity on the consolidated balance sheets.

Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

     The Company  adopted the Sola  International  Inc.  Stock  Option Plan (the
"International Plan"), effective February 15, 1995. On August 16, 1996 the shareholders of the Company ratified an increase of 500,000 to the number of options available for issuance under the International Plan. The maximum number of shares of Common Stock with respect to which options may be granted under the International Plan is 1,355,868 shares plus, subject to the requirement of rule 16b-3 of the Securities Exchange Act of 1934, if applicable, the number of shares of Common Stock subject to existing options under the Existing Option Plan, which expire or terminate without exercise for any reason, which number of shares underlying Existing Options shall not exceed 1,645,219. Under the International Plan certain key employees, and non employee directors and/or creditors of the Company and its subsidiaries and affiliates (each an
"Optionee") are eligible to receive non-qualified stock options (the "International Options") to acquire shares of common stock of the Company. International Options granted to an Optionee are evidenced by an agreement between the Optionee and the Company which contains terms not inconsistent with the International Plan which the committee appointed to administer the International Plan, deemed necessary or desirable (the "International Option Agreement").

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

                             SOLA INTERNATIONAL INC.

9. Common Stock - (Continued)

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

Pro Forma Disclosures

     Pro Forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 5.67%, 6.67% and 6.67%, no dividend yield, volatility factors of the expected market price of the Company's common stock of .373, .389 and
 .389, and a weighted-average expected life of the option of 4 years, for fiscal 1998, 1997 and 1996, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):


                                                       Year Ended March 31,
                                               ---------------------------------
                                                1998         1997         1996
                                               -------      -------      -------
Pro forma net income ....................      $44,157      $30,312      $33,603
Pro forma earnings per share:
  Basic...........................             $  1.81      $  1.29      $  1.54
  Diluted.........................             $  1.73      $  1.22      $  1.46


     The pro forma effect on net income during the phase-in period of FAS 123 may not be representative of the effects on pro forma net income in future periods.

                             SOLA INTERNATIONAL INC.

9.   Common Stock - (Continued)

Option Activity

     A summary of the Company's stock option activity, and related information for fiscal 1996, 1997 and 1998 follows:

                                                                                       Number of Securities        Weighted-
                                                                                        Underlying Options          Average
                                                                                           (in thousands)        Exercise Price
                                                                                           --------------        --------------
Options outstanding as of March 31, 1995 .............................................          2,166              $   11.34
  Options granted during fiscal 1996 .................................................            113                  24.45
  Options exercised in fiscal 1996 ...................................................            (17)                 12.70
  Options cancelled in fiscal 1996 ...................................................            (35)                 13.81

Options outstanding as of March 31, 1996 .............................................          2,227                  11.96
  Options granted during fiscal 1997 .................................................            394                  34.01
  Options exercised in fiscal 1997 ...................................................           (145)                 12.02
  Options cancelled in fiscal 1997 ...................................................            (47)                 17.98

Options outstanding as of March 31, 1997 .............................................          2,429                  15.43
  Options granted during fiscal 1998 .................................................            413                  33.08
  Options exercised in fiscal 1998 ...................................................           (460)                 11.53
  Options cancelled in fiscal 1998 ...................................................           (153)                 34.44

Options outstanding as of March 31, 1998 .............................................          2,229                  18.20

Options exercisable as of March 31, 1998 .............................................          1,568                  14.14

Weighted - average fair value of options granted during fiscal year:
  1998 ...............................................................................      $   12.46
  1997 ...............................................................................      $   13.65

     Options exercisable as of March 31, 1996 and March 31, 1997 in thousands were 1,119 and 1,486, respectively. Options available for grant as of March 31, 1996, 1997 and 1998 in thousands were 257, 409 and 149, respectively. Exercise prices for options granted during fiscal 1998 ranged from $29.81 to $41.44. The weighted-average remaining contractual life of those options is four years.

10.  Defined Contribution Plans

     The Company sponsors several defined contribution plans covering substantially all U.S. and U.K. employees. The plans provide for limited Company matching of participants' contributions. Contributions to all defined contribution plans charged to operations were $1.2 million, $1.0 million and $0.9 million for fiscal 1998, 1997 and 1996, respectively.

11.  Defined Benefit Retirement Plans

     The Company participates in a defined benefit pension plan ("Domestic Pension Plan") covering substantially all full-time domestic employees. Benefit payments under the plan are based principally on

                             SOLA INTERNATIONAL INC.

11. Defined Benefit Retirement Plans - (Continued)

employee compensation during the last five or ten year period prior to retirement and/or length of service. New employees are eligible to participate in the plan within one year of employment and are vested after five years of service. The Company's policy is to fund such amounts as are necessary, on an actuarial basis, to provide for the plan's current service costs and the plan's prior service costs over their amortization periods.

     The Company also participates in a contributory defined benefit pension plan covering certain Australian employees ("International Pension Plan"). Benefits are generally based on length of service and on employee compensation during the last three years of service prior to retirement. The Company's policy is to fund such amounts as are necessary, on an actuarial basis, to provide for the plan's current service costs and the plan's prior service costs over their amortization periods.

     The following table provides information on the status of the Domestic Pension Plan and the International Pension Plan.

     Net periodic pension cost includes the following:

                                                                                            Year Ended March 31,
                                                                                   -------------------------------------------
                                                                                    1998              1997              1996
                                                                                   -------           -------           -------
                                                                                                 (in thousands)
     Domestic Pension Plan:
     Service cost-benefits earned during the period .....................          $ 1,862           $ 1,662           $ 1,370
     Interest cost on projected benefit obligation ......................              810               702               509
     Actual return on plan assets .......................................           (2,381)             (400)             (180)
     Net amortization and deferral ......................................            1,805                83                25
                                                                                   -------           -------           -------
     Total net periodic pension cost ....................................          $ 2,096           $ 2,047           $ 1,724
                                                                                   =======           =======           =======
     International Pension Plan:
     Service cost-benefits earned during the period .....................          $ 1,433           $ 1,843           $ 1,539
     Interest cost on projected benefit obligation ......................              650               731               684
     Actual return on plan assets .......................................           (1,860)           (1,344)           (1,454)
     Net amortization and deferral ......................................              905               308               583
                                                                                   -------           -------           -------
     Total net periodic pension cost ....................................          $ 1,128           $ 1,538           $ 1,352
                                                                                   =======           =======           =======

                             SOLA INTERNATIONAL INC.

11.  Defined Benefit Retirement Plans - (Continued)

     The significant actuarial assumptions for the following tables, as of the period-end measurement dates, are as follows:

                                                            Year Ended March 31,
                                                             ------------------
                                                             1998    1997  1996
                                                             ----    ----  ----
     Domestic Pension Plan:
       Discount rate ..................................      6.35%   7.35%  7.0%
       Expected long-term rate of return on plan assets 8.0% 8.0% 8.0% Rate of increase in future compensation
         levels .......................................      5.0%    5.0%   5.0%
     International Pension Plan:
       Discount rate ..................................      6.5%    7.5%   8.0%
       Expected long-term rate of return on plan assets 7.5% 8.0% 8.5% Rate of increase in future compensation
         levels .......................................      4.0%    5.0%   5.5%


     The change in the actuarial assumptions for fiscal 1998, 1997 and 1996 have not had a significant effect on the funded status of the Domestic or International Pension Plans.

     At March 31, 1998, the Domestic Pension Plan and International Pension Plan assets include cash equivalents, fixed income securities and common stock.

                             SOLA INTERNATIONAL INC.

11.  Defined Benefit Retirement Plans - (Continued)

     The funded status as of the year-end measurement dates was as follows:

                                                                                             Year Ended March 31,
                                                                                    ------------------------------------------
                                                                                      1998             1997             1996
                                                                                    --------         --------         --------
                                                                                                 (in thousands)
       Domestic Pension Plan:
       Actuarial present value of benefit obligations:
         Vested benefit obligation .........................................        $  7,556         $  4,294         $  2,776
                                                                                    ========         ========         ========
         Accumulated benefit obligation ....................................        $  8,012         $  4,652         $  3,091
                                                                                    ========         ========         ========
         Projected benefit obligation ......................................        $ 16,884         $ 11,301         $  9,603
         Plan assets at fair value .........................................          10,441            6,021            3,733
                                                                                    --------         --------         --------
         Projected benefit obligation in excess of plan assets .............           6,443            5,280            5,870
         Unrecognized net loss .............................................          (1,754)            (498)          (1,179)
         Unrecognized prior service cost ...................................            --               --               --
         Unrecognized transition asset, net ................................            --               --               --
                                                                                    --------         --------         --------
         Accrued pension cost ..............................................        $  4,689         $  4,782         $  4,691
                                                                                    ========         ========         ========
     International Pension Plan:
       Actuarial present value of benefit obligations:
         Vested benefit obligation .........................................        $ 10,591         $ 11,295         $ 10,480
                                                                                    ========         ========         ========
         Accumulated benefit obligation ....................................        $ 10,625         $ 11,297         $ 10,486
                                                                                    ========         ========         ========
         Projected benefit obligation ......................................        $ 10,810         $ 11,446         $ 10,827
         Plan assets at fair value .........................................          12,612           13,333           12,032
                                                                                    --------         --------         --------
         Projected benefit obligation less than plan assets ................          (1,802)          (1,887)          (1,205)
         Unrecognized net gain .............................................           1,633            1,657              947
         Unrecognized transition asset, net ................................             169              230              258
                                                                                    --------         --------         --------
         Accrued pension cost ..............................................        $   --           $   --           $   --
                                                                                    ========         ========         ========

                             SOLA INTERNATIONAL INC.

12.  Income Taxes

     The domestic and foreign components of income before provision for income taxes, minority interest and extraordinary item are as follows:

                                                    Year Ended March 31,
                                       -----------------------------------------
                                         1998             1997             1996
                                       -------          -------          -------
                                                    (in thousands)
Domestic ....................          $42,918          $14,351          $27,158
Foreign .....................           33,034           27,035           21,454
                                       -------          -------          -------
                                       $75,952          $41,386          $48,612
                                       =======          =======          =======


     The components of the provision for income taxes are as follows:


                                                       Year Ended March 31,
                                               --------------------------------
                                                 1998        1997        1996
                                               --------    --------    --------
                                                        (in thousands)
Current:
  Federal and State ........................   $  9,082    $  6,142    $  3,756
  Foreign ..................................      8,006       7,178       8,210
Deferred:
  Federal and State ........................      7,808       1,720       9,181
  Foreign ..................................      4,891       1,534       1,134
Valuation allowance adjustment .............     (4,418)     (9,837)     (9,858)
Tax benefit allocated to reduction of
  goodwill .................................       --         4,000       1,200
                                               --------    --------    --------
                                               $ 25,369    $ 10,737    $ 13,623
                                               ========    ========    ========


     During fiscal 1998 and 1997, the Company recognized certain tax benefits related to stock option plans in the amount of $2.2 million and $0.3 million, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

                             SOLA INTERNATIONAL INC.

12.  Income Taxes - (Continued)

     A reconciliation between income tax provisions computed at the U.S. federal statutory rate and the effective rate reflected in the statements of income is as follows:


                                                           Year Ended March 31,
                                                         ----------------------
                                                         1998     1997     1996
                                                         ----     ----     ----
Provision at statutory rate ........................     35.0%    35.0%    35.0%
State tax provision, net of federal effect .........      3.5      4.0      3.6
Valuation allowance ................................     (5.8)   (23.8)   (15.2)
Tax benefit allocated to reduction of goodwill .....      --       9.7      2.5
Income of foreign subsidiaries at differing
   statutory rates .................................     (1.3)    (2.4)     9.3
Tax benefit from NOL utilization ...................      --       --      (5.7)
Other ..............................................      2.0      3.4     (1.5)
                                                         ----     ----     ----
                                                         33.4%    25.9%    28.0%
                                                         ====     ====     ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                                   March 31,
                                                               -----------------
                                                                1998       1997
                                                               -------   -------
                                                                 (in thousands)
Deferred tax assets:
  Accounts receivable, principally due to allowances for
    doubtful accounts ......................................   $ 2,064   $ 2,249
  Inventories, principally due to reserves .................     3,191     3,591
  Property, plant and equipment, principally due to
    differences in depreciation ............................     4,874     5,868
  Accruals for employee benefits ...........................     8,322     8,904
  In-process research and development ......................    12,281    13,225
  Other assets .............................................     3,610     4,746
  Net operating losses .....................................     9,188    11,221
                                                               -------   -------
  Total gross deferred tax assets ..........................    43,530    49,804
  Less valuation allowance .................................     9,801    14,219
                                                               -------   -------
  Net deferred tax assets ..................................   $33,729   $35,585
                                                               =======   =======
Deferred tax liabilities:
  Property, plant and equipment, principally due to
    differences in depreciation ............................   $12,102   $ 9,262
  Inventories ..............................................     2,752     2,641
  Amortization of goodwill .................................     5,653     3,999
  Unremitted income of foreign subsidiaries ................     3,834     2,700
  Other ....................................................     4,071     3,385
                                                               -------   -------
  Net deferred tax liabilities .............................   $28,412   $21,987
                                                               =======   =======
  Net deferred tax assets less net deferred tax
    liabilities ............................................   $ 5,317   $13,598
                                                               =======   =======

                             SOLA INTERNATIONAL INC.

12.  Income Taxes - (Continued)

     In fiscal 1997 a valuation allowance of $8.6 million was established against deferred tax assets acquired in the AO Acquisition. Movements in the valuation allowances in fiscal 1998, 1997 and 1996 relate primarily to realization of NOL's or changes in the Company's evaluation of the realizability of deferred tax assets.

     For tax purposes, the Company's foreign subsidiaries, at March 31, 1998, had net operating loss carryforwards of $32.9 million. Of this amount, $31.0 million does not expire, and $1.9 million expires between 2002 and 2007. The deferred tax assets reflected in the Company's accounts as of March 31, 1998 before valuation allowances reflect these NOL's.

     The  Company  has  not  provided  for  U.S.   federal  income  and  foreign
withholding taxes on $21 million of non-U.S. subsidiaries' undistributed earnings as of March 31, 1998 because such earnings are intended to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

13.  Commitments

     The Company leases certain warehouse and office facilities, office equipment and automobiles under non cancelable operating leases which expire in 1998 through 2012. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the terms of certain lease agreements, the leases may be extended, at the Company's option, and certain of the leases provide for adjustments of the minimum monthly rent.

     Future minimum annual lease payments under the leases are as follows:

Period Ending March 31,
-----------------------                                          (in thousands)
1999..........................................................       $4,774
2000..........................................................        3,909
2001..........................................................        2,730
2002..........................................................        2,540
2003..........................................................        2,563
Thereafter....................................................        5,449


     Rent expense for fiscal 1998, 1997, and 1996 was $7.8 million, $5.6 million and $5.4 million, respectively.

14.  Contingencies

     The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials.

                             SOLA INTERNATIONAL INC.

14.  Contingencies - (Continued)

     The Company is currently participating in a remediation program of one of its manufacturing facilities under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act of 1986. In March 1997 the U.S. Environmental Protection Agency ("EPA") consented to the Company curtailing clean-up activities for a six month period which ended in September. The Company continued to monitor contamination levels during the curtailment period. During the quarter ended December 31, 1997 a report on contamination levels, and the impact of curtailed activities, was submitted to the EPA, and such report is currently under review. The report indicates no significant impact on the site from the curtailed activities, and the EPA has consented to continued curtailment of activities until such time as they have concluded their review of the report. The Company expects continued reduction of clean-up activities due to relatively low levels of contamination existing at the site.

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

     A summary of information about the Company's geographic areas is as follows
(in thousands):

                                                        North                            Rest of
                                                       America           Europe           World         Eliminations         Total
                                                      ---------        ---------        ---------       ------------       ---------
Year Ended March 31, 1998
Revenue:
   External ..................................        $ 281,158        $ 160,697        $ 105,880        $    --           $ 547,735
   Internal ..................................           42,784           57,170           47,697         (147,651)             --
Operating income .............................           53,322           25,502           15,007           (1,125)           92,706
Identifiable assets ..........................          370,792          164,891          156,003           (7,628)          684,058
Year Ended March 31, 1997
Revenue:
   External ..................................        $ 234,173        $ 150,013        $ 104,503        $    --           $ 488,689
   Internal ..................................           30,129           59,455           43,894         (133,478)             --
Operating income .............................           21,416           19,414           16,245              272            57,347
Identifiable assets ..........................          327,590          151,033          131,906           (5,021)          605,508
Year Ended March 31, 1996
Revenue:
   External ..................................        $ 190,785        $ 106,726        $  90,198        $    --           $ 387,709
   Internal ..................................           12,414           57,300           38,950         (108,664)             --
Operating income .............................           35,318           16,645            9,612             (822)           60,753
Identifiable assets ..........................          204,733          115,205          105,096           (8,185)          416,849


     Internal sales represent intercompany sales between regions at a mark-up from cost; the elimination of any profit arising from such sales is reflected in eliminations in determining operating income.

     For fiscal 1998, 1997 and 1996, the corporate headquarters costs of $9.7 million, $6.9 million and $7.7 million, respectively, are included in the North American geographic area.

                             SOLA INTERNATIONAL INC.

16.   Pro Forma Data

     The following pro forma data, as restated for the adoption of FAS 128, was prepared to illustrate the estimated effect of the AO Acquisition and the financing related thereto, as if the Acquisition had occurred as of the beginning of each period presented:


                                                          Year Ended March 31,
                                                     ---------------------------
                                                       1997              1996
                                                     ---------       -----------
Net sales ....................................       $ 507,713       $   475,274
                                                     =========       ===========

Income before extraordinary item .............       $  41,968       $    42,093
                                                     =========       ===========

Net income ...................................       $  41,968       $    41,181
                                                     =========       ===========

Earnings per share - basic:
  Income before extraordinary item ...........       $    1.72       $      1.75
                                                     =========       ===========

  Net income .................................       $    1.72       $      1.71
                                                     =========       ===========

Earnings per share - diluted:
  Income before extraordinary item ...........       $    1.64       $      1.67
                                                     =========       ===========

  Net income .................................       $    1.64       $      1.63
                                                     =========       ===========


     These pro forma results of operations have been prepared for comparison purposes only, and do not purport to be indicative of what the results would have been had the AO Acquisition occurred at the beginning of each period presented. As a result of the AO Acquisition the Company has incurred two non-recurring charges during fiscal 1997: (i) a $7.2 million charge to cost of sales for the amortization associated with an inventory write-up to fair value during the six months ended September 30, 1996; and (ii) a $9.5 million charge for the write-off of in-process research and development all of which was recorded in the quarter ended June 30, 1996. These charges, and the related provision for tax thereon, have been excluded from the pro forma results as they are non-recurring. The pro forma data above does not include pro forma adjustments for the Neolens Acquisition as the results of Neolens prior to acquisition were not material to the Company's consolidated results of operations.

                             SOLA INTERNATIONAL INC.

17.  Supplementary Cash Flow Data (in thousands)

                                                                                                      Year Ended March 31,
                                                                                               -------------------------------------
                                                                                                1998            1997           1996
                                                                                               -------        -------        -------
Supplemental disclosures of cash flow information:
   Interest paid ......................................................................        $23,411        $19,273        $11,220
                                                                                               =======        =======        =======
   Taxes paid .........................................................................        $14,599        $14,075        $11,486
                                                                                               =======        =======        =======

Supplemental disclosures of non-cash investing and financing activities:
   Capital expenditures accrued but not paid ..........................................        $ 3,223        $ 3,701        $ 1,646
                                                                                               =======        =======        =======

                             SOLA INTERNATIONAL INC.

                            QUARTERLY FINANCIAL DATA
                      (in thousands, except per share data)
                                   (unaudited)


                                                     Quarter Ended
                                       -----------------------------------------
                                       June 30,   Sept. 30,   Dec. 31, March 31,
                                         1996       1996       1996       1997
                                       --------   --------   --------   --------
Net sales ..........................   $109,536   $128,194   $119,721   $131,238
Gross profit .......................     51,487     53,109     57,124     62,434
Operating income ...................      6,082     13,975     15,261     22,029
Net income .........................      2,162      6,969      7,840     13,926
Earnings per share - basic (1):
  Net income .......................       0.10       0.29       0.32       0.57
Earnings per share - diluted (1):
  Net income .......................       0.09       0.27       0.31       0.55

(1) As restated for the adoption of FAS 128.


                                                            Quarter Ended
                                           ---------------------------------------------
                                           June 30,   Sept. 30,     Dec. 31,    March 31,
                                             1997       1997         1997         1998
                                           --------   --------   -----------    --------
Net sales ..............................   $137,621   $135,731   $   129,272    $145,111
Gross profit ...........................     64,827     63,839        62,367      67,025
Operating income .......................     21,257     21,883        20,983      28,583
Income before extraordinary item .......     11,089     11,778        11,235      16,990
Net income .............................     11,089     11,778         5,312      16,974
Earnings (loss) per share - basic (2):
  Income before extraordinary item .....       0.46       0.48          0.46        0.69
  Extraordinary item ...................       --         --           (0.24)       --
  Net income ...........................       0.46       0.48          0.22        0.69
Earnings (loss) per share - diluted (2):
  Income before extraordinary item .....       0.44       0.46          0.44        0.66
  Extraordinary item ...................       --         --           (0.23)       --
  Net income ...........................       0.44       0.46          0.21        0.66

(2) The quarter end June 30 and September 30, 1997 have been restated for the adoption of FAS 128.

                                                                                                                         SCHEDULE II

                                                       SOLA INTERNATIONAL INC.
                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                           (in thousands)

                                                              Balance,       Charged                                        Balance,
                                                             Beginning         to                                           End of
                                                             of Period       Expenses      Deductions        Other(1)       Period
-----------------------------------------------------------------------------------------------------------------------------------
Year ended March 31, 1998
  Allowance for doubtful accounts .....................       $ 4,030        $ 1,337        $  (254)        $   (157)       $ 4,956
                                                              =======        =======        =======         ========        =======
  Allowance for excess and obsolete
     inventory ........................................       $ 4,471        $ 1,833        $(1,578)        $   (366)       $ 4,360
                                                              =======        =======        =======         ========        =======
Year ended March 31, 1997
  Allowance for doubtful accounts .....................       $ 5,424        $ 1,258        $(2,652)        $   --          $ 4,030
                                                              =======        =======        =======         ========        =======
  Allowance for excess and obsolete
     inventory ........................................       $ 3,434        $ 1,593        $  (556)        $   --          $ 4,471
                                                              =======        =======        =======         ========        =======
Year ended March 31, 1996
  Allowance for doubtful accounts .....................       $ 2,854        $ 2,846        $  (230)        $    (46)       $ 5,424
                                                              =======        =======        =======         ========        =======
  Allowance for excess and obsolete
     inventory ........................................       $ 2,534        $ 1,090        $  (201)        $     11        $ 3,434
                                                              =======        =======        =======         ========        =======

-------------------------
(1)  Other relates primarily to foreign currency translation adjustments.

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

    10.2*             Confidential Severance Agreement between     Filed as Exhibit 10 to the Company's
                      Sola International Inc. and John E.          Quarterly Report on Form 10-Q for the
                      Heine, dated as of November 20, 1996         period ending December 31, 1996, and
                                                                   incorporated herein by reference

    10.3*             Employment Agreement between Sola Optical    Filed as Exhibit 10.4 to the Registration
                      USA, Inc. and James H. Cox, dated as of      Statement, as amended, on Form S-1 of the
                      February 26, 1993                            Company (File No. 33-68824) and
                                                                   incorporated herein by reference

    10.4*             Assignment and Amendment of Employment       Filed as Exhibit 10.7 to the Registration
                      Agreement, dated as of December 1, 1993,     Statement, as amended, on Form S-1 of the
                      among Sola Optical USA, Inc., Sola Group     Company (File No. 33-87892) and
                      Ltd. and James H. Cox                        incorporated herein by reference

    10.5*             Employment Agreement between Sola            Filed as Exhibit 10.2 to the Registration
                      International Inc. and Steven M. Neil,       Statement, as amended, on Form S-3 of the
                      dated as of September 2, 1997                Company (File No. 333-45929) and
                                                                   incorporated herein by reference

    10.6*             Assignment and Amendment of Employment       Filed as Exhibit 10.12 to the Registration
                      Agreement, dated as of December 1, 1993,     Statement, as amended, on Form S-1 of the
                      among Sola Optical USA, Inc., Sola Group     Company (File No. 33-87892) and
                      Ltd. and Stephen J. Lee                      incorporated herein by reference

    10.7*             Employment Agreement between Sola Optical
                      USA, Inc. and Theodore Gioia dated as of February 26, 1993

    10.8*             Assignment and Amendment of Employment
                      Agreement, dated as of December 1, 1993
                      among Sola Optical USA, Inc., Sola Group
                      Ltd. and Theodore Gioia

    10.9*             Employment Agreement between Sola Optical
                      UK Ltd. and Mark T. Mackenzie dated as of
                      May 16, 1996




                                              INDEX OF EXHIBITS
                                                 (continued)

                                                                             Page Number or
   Exhibit No.                       Description                      Incorporation by Reference to
   -----------                       -----------                      -----------------------------
     10.10*           Employment Agreement between Sola
                      International Inc. and Mark T. Mackenzie
                      dated as of May 16, 1996

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

     10.12            Amendment No. 1 to the Multicurrency         Filed as Exhibit 10.1 to the Company's
                      Credit Agreement, dated as of June 14,       Quarterly Report on Form 10-Q for the
                      1996, among Sola International Inc., and     period ending December 31, 1997, and
                      the other Borrowers as the Borrowers, the    incorporated herein by reference
                      Subsidiary Guarantors, The Bank of
                      America National Trust and Savings
                      Association, as Agent and Letter of
                      Credit Issuing Bank, The First National
                      Bank of Boston and The Bank of Nova
                      Scotia, as Co-Agents, and the Other
                      Financial Institutions Party Thereto

     10.13            Amendment No. 2 to the Multicurrency         As above except Exhibit 10.2
                      Credit Agreement, dated as of June 14,
                      1996, among Sola International Inc., and
                      the other Borrowers as the Borrowers, the
                      Subsidiary Guarantors, The Bank of
                      America National Trust and Savings
                      Association, as Agent and Letter of
                      Credit Issuing Bank, The First National
                      Bank of Boston and The Bank of Nova
                      Scotia, as Co-Agents, and the Other
                      Financial Institutions Party Thereto

     10.14            Amendment No. 3 to the Multicurrency         Filed as Exhibit 10.1 to the Company's
                      Credit Agreement, dated as of June 14,       Registration Statement, as amended, on
                      1996, among Sola International Inc., and     Form S-3 of the Company (File No
                      the other Borrowers as the Borrowers, the    333-45929) and incorporated herein by
                      Subsidiary Guarantors, The Bank of           reference
                      America National Trust and Savings
                      Association, as Agent and Letter of
                      Credit Issuing Bank, The First National
                      Bank of Boston and The Bank of Nova
                      Scotia, as Co-Agents, and the Other
                      Financial Institutions Party Thereto

     10.15            Lease Agreement, dated May 10, 1993,         Filed as Exhibit 10.9 to the Registration
                      between Sola Optical Taiwan Ltd. and         Statement, as amended, on Form S-1 of the
                      Chang Jin Co., Ltd. (including English       Company (File No. 33-68824) and
                      summary of principal terms)                  incorporated herein by reference




                                              INDEX OF EXHIBITS
                                                 (continued)

                                                                             Page Number or
   Exhibit No.                       Description                      Incorporation by Reference to
   -----------                       -----------                      -----------------------------
     10.16            Lease Agreement between Optical Sola de      Filed as Exhibit 10.10 to the Registration
                      Mexico and Messrs. Salvadore                 Statement, as amended, on Form S-1 of the
                      Luttenroth-Camou and Carlos                  Company (File No. 33-68824) and
                      Lutteroth-Lomeli (including English          incorporated herein by reference
                      summary of principal terms)

     10.17*           Sola Investors Inc. Stock Option Plan        Filed as Exhibit 10.11 to the Annual
                                                                   Report on Form 10-K of the Company, dated
                                                                   March 31, 1994, and incorporated herein by
                                                                   reference

     10.18*           Amendment Number One to Sola Investors       Filed as Exhibit 10.21 to the Registration
                      Inc. Stock Option Plan                       Statement, as amended, on Form S-1 of the
                                                                   Company (File No. 33-87892) and
                                                                   incorporated herein by reference

     10.19*           Sola International Inc. Stock Option Plan    Filed as Exhibit 10.22 to the Registration
                                                                   Statement, as amended, on Form S-1 of the
                                                                   Company (File No. 33-87892) and
                                                                   incorporated herein by reference

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

     10.21 Indenture by and between the Company and State Street Bank and Trust Company of
                      California, N.A., as Trustee, with
                      respect to the 6 7/8% Notes due 2008

     10.22*           Form of Indemnification Agreement between    Filed as Exhibit 10.24 to the Registration
                      the executive officers and directors of      Statement, as amended, on Form S-1 of the
                      the Company and the Company                  Company (File No. 33-87892) and
                                                                   incorporated herein by reference

     10.23*           Sola International Inc. Management           Filed as Exhibit 10.25 to the Registration
                      Incentive Plan                               Statement, as amended, on Form S-1 of the
                                                                   Company (File No. 33-87892) and
                                                                   incorporated herein by reference

     10.24            Sola Optical 401(k) Savings Plan             Filed as Exhibit 4.4 to the Registration
                                                                   Statement on Form S-8 of the Company (File
                                                                   No. 333-4489), filed with the Commission
                                                                   on May 23, 1996, and incorporated herein
                                                                   by reference

     10.25            Trust Agreement entered into as of May       Filed as Exhibit 4.5 to the Registration
                      15, 1996 between Sola Optical USA, Inc.      Statement on Form S-8 (File No. 333-4489)
                      and Chase Manhattan Bank, N.A.               of the Company, filed with the Commission
                                                                   on May 23, 1996, and incorporated herein
                                                                   by reference

     12.1 Statement regarding ratio of earnings to fixed charges

     21.1             List of subsidiaries of the Company

     23.1             Consent of Ernst & Young LLP, Independent
                      Auditors




                                              INDEX OF EXHIBITS
                                                 (continued)

                                                                             Page Number or
   Exhibit No.                       Description                      Incorporation by Reference to
   -----------                       -----------                      -----------------------------
     27.1             Financial Data schedule

     99.1             Factors Affecting Future Operating Results

-------------------------

*Compensatory plan or management agreement