Form 10-Q
period 1998-06-30
SOLA INTERNATIONAL INC
filed 1998-08-07
CIK 912088

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

                  For the quarterly period ended June 30, 1998
                                       or

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of August 4, 1998, 24,779,280 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.
================================================================================

                                        SOLA INTERNATIONAL INC.


                                           Table of Contents
                                   Form 10-Q for the Quarterly Period
                                          Ended June 30, 1998


PART I       FINANCIAL INFORMATION                                                                  PAGE
                                                                                                    ----
Item 1.      Financial Statements
                Unaudited Consolidated Condensed Balance Sheet as of June 30, 1998                    3

                Consolidated Condensed Balance Sheet as of March 31, 1998
                (derived from audited financial statements)                                           3

                Unaudited Consolidated Condensed Statements of Income for the three
                month periods ended June 30, 1998 and June 30, 1997                                   4

                Unaudited Consolidated Condensed Statements of Cash Flows for the three
                month periods ended June 30, 1998 and June 30, 1997                                   5

                Notes to Consolidated Condensed Financial Statements                                  6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                               9

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                                       14

Item 2.      Changes in Securities and Use of Proceeds                                               14

Item 3.      Defaults upon Senior Securities                                                         14

Item 4.      Submission of Matters to a Vote of Security Holders                                     14

Item 5.      Other Information                                                                       14

Item 6.      Exhibits and Reports on Form 8-K                                                        14

PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements

                                                       SOLA INTERNATIONAL INC.

                                                Consolidated Condensed Balance Sheets
                                                (in thousands, except per share data)

                                                                                                                    March 31, 1998
                                                                                                                    (derived from
                                                                                               June 30, 1998       audited financial
                                                                                                (unaudited)            statements)
                                                                                                 ---------              ---------
ASSETS
Current assets:
   Cash and cash equivalents .......................................................             $  26,850              $  34,444
   Trade accounts receivable, less allowance for doubtful
     accounts of $5,903 and $4,956 at June 30, 1998 and
     March 31, 1998, respectively ..................................................               120,051                120,590
   Inventories .....................................................................               183,935                169,756
   Other current assets ............................................................                17,497                 16,798
                                                                                                 ---------              ---------
     Total current assets ..........................................................               348,333                341,588
Property, plant and equipment, at cost, less accumulated
     depreciation and amortization .................................................               136,706                132,778
Goodwill and other intangibles, net ................................................               203,437                198,341
Other long-term assets .............................................................                15,808                 11,351
                                                                                                 ---------              ---------
     Total assets ..................................................................             $ 704,284              $ 684,058
                                                                                                 =========              =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks and current portion of long-term
      debt .........................................................................             $  18,084              $  12,600
   Accounts payable ................................................................                51,393                 60,254
   Accrued liabilities .............................................................                33,728                 35,462
   Accrued payroll and related compensation ........................................                24,337                 30,758
   Other current liabilities .......................................................                 5,677                  2,536
                                                                                                 ---------              ---------
     Total current liabilities .....................................................               133,219                141,610
Long-term debt, less current portion ...............................................                 5,520                  1,790
Bank debt, less current portion ....................................................               110,000                 95,000
Senior notes .......................................................................                99,605                 99,596
Other long-term liabilities ........................................................                20,397                 19,040
                                                                                                 ---------              ---------
     Total liabilities .............................................................               368,741                357,036

Commitments and Contingencies
Shareholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
      no shares issued .............................................................                  --                     --
Common stock, $0.01 par value; 50,000 shares authorized;
     24,772 shares (24,723 shares as of March 31, 1998)
     issued and outstanding ........................................................                   248                    247
Additional paid-in capital .........................................................               279,271                278,688
Equity participation loans .........................................................                  (190)                  (230)
Retained earnings ..................................................................                69,354                 58,057
Cumulative foreign currency adjustment .............................................               (13,140)                (9,740)
                                                                                                 ---------              ---------
     Total shareholders' equity ....................................................               335,543                327,022
                                                                                                 ---------              ---------
     Total liabilities and shareholders' equity ....................................             $ 704,284              $ 684,058
                                                                                                 =========              =========


                         The accompanying notes are an integral part of these condensed financial statements

                                                      SOLA INTERNATIONAL INC.

                                        Unaudited Consolidated Condensed Statements of Income
                                                (in thousands, except per share data)

                                                                                         Three Months Ended       Three Months Ended
                                                                                            June 30, 1998            June 30, 1997
                                                                                            -------------            -------------
Net sales ..................................................................                  $ 129,526                 $ 137,621
Cost of sales ..............................................................                     69,095                    72,794
                                                                                              ---------                 ---------
   Gross profit ............................................................                     60,431                    64,827
                                                                                              ---------                 ---------
Research and development expenses ..........................................                      4,730                     4,755
Selling and marketing expenses .............................................                     24,471                    24,946
General and administrative expenses ........................................                     10,295                    13,869
                                                                                              ---------                 ---------
   Operating expenses ......................................................                     39,496                    43,570
                                                                                              ---------                 ---------
      Operating income .....................................................                     20,935                    21,257
Interest expense, net ......................................................                     (4,022)                   (4,455)
                                                                                              ---------                 ---------
   Income before provision for income taxes and
       minority interest ...................................................                     16,913                    16,802
Provision for income taxes .................................................                     (5,751)                   (5,713)
Minority interest ..........................................................                        135                      --
                                                                                              ---------                 ---------
   Net income ..............................................................                  $  11,297                 $  11,089
                                                                                              =========                 =========

Earnings per share - basic .................................................                  $    0.46                 $    0.46

Weighted average common shares outstanding .................................                     24,740                    24,268

Earnings per share - diluted ...............................................                  $    0.44                 $    0.44

Weighted average common and dilutive securities
   outstanding .............................................................                     25,911                    25,419


                         The accompanying notes are an integral part of these condensed financial statements

                                                       SOLA INTERNATIONAL INC.

                                      Unaudited Consolidated Condensed Statements of Cash Flows
                                                           (in thousands)

                                                                                        Three Months Ended        Three Months Ended
                                                                                           June 30, 1998             June 30, 1997
                                                                                           -------------             -------------
Net cash used in operating activities .....................................                  $(15,594)                  $(17,693)
                                                                                             --------                   --------

Cash flows from investing activities:
   Purchases of businesses ................................................                    (8,253)                    (2,651)
   Capital expenditures ...................................................                    (7,794)                    (6,377)
   Proceeds from sale of fixed assets .....................................                        40                        258
                                                                                             --------                   --------

Net cash used in investing activities .....................................                   (16,007)                    (8,770)
                                                                                             --------                   --------

Cash  flows  from  financing activities:
   Payments  on  equity  participation
     loans/exercise of stock options ......................................                       625                        327
   Net receipts/payments under notes payable to
      banks, and long term debt ...........................................                     2,482                       (764)
   Borrowings on long term debt ...........................................                     6,262                      1,318
   Payments on long term debt .............................................                      (310)                    (1,228)
   Proceeds from bank debt ................................................                    15,000                     24,606
                                                                                             --------                   --------

Net cash provided by financing activities .................................                    24,059                     24,259
                                                                                             --------                   --------

Effect of exchange rate changes on cash and cash
   equivalents ............................................................                       (52)                      (397)
                                                                                             --------                   --------

Net increase (decrease) in cash and cash equivalents ......................                    (7,594)                    (2,601)

Cash and cash equivalents at beginning of period ..........................                    34,444                     24,401
                                                                                             --------                   --------

Cash and cash equivalents at end of period ................................                  $ 26,850                   $ 21,800
                                                                                             ========                   ========


                         The accompanying notes are an integral part of these condensed financial statements

                            SOLA INTERNATIONAL INC.

              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

1.   Basis of  Presentation

     The accompanying consolidated condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated condensed balance sheet as of March 31, 1998 was derived from audited financial statements. The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

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

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 1998 and 1997 (in thousands except per share data):


                                       Three Months Ended     Three Months Ended
                                          June 30, 1998         June 30, 1997
                                          -------------         -------------
Numerator:
   Net income .......................        $11,297               $11,089

Denominator:
   Denominator for basic earnings
   per share - Weighted average
   common share outstanding .........         24,740                24,269

   Effect of dilutive securities:
     Employee stock options .........          1,171                 1,150
                                             -------               -------
   Denominator for diluted earnings
   per share -  Weighted average
   common shares and dilutive
   securities outstanding ...........         25,911                25,419

Basic earnings per share ............        $  0.46               $  0.46

Diluted earnings per share ..........        $  0.44               $  0.44


     As of April, 1998 the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's net foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

     During the three months ended June 30, 1998 and 1997, total comprehensive income amounted to $7,897 and $7,300, respectively.

     The components of comprehensive income, net of related tax are as follows "in thousand":


                                         Three Months Ended   Three Months Ended
                                           June 30, 1998         June 30, 1997
                                           -------------         -------------
Net income                                    $11,297               $11,089
Foreign currency translation
  adjustments                                  (3,400)               (3,789)
                                              --------              -------
Comprehensive income                          $  7,897              $ 7,300
                                              ========              =======


     Cumulative other comprehensive income, net of related tax at June 30, 1998 and March 31, 1998 consists solely of foreign currency translation adjustments.

     In June 1997, the FASB released Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. FAS 131 is effective for fiscal years beginning after December 15, 1997. Segment information is not required to be reported in interim financial statements in the first year of application. The Company is currently evaluating the impact of the application of the new rules on the Company's consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories
                                       June 30, 1998         March 31, 1998
                                      (in thousands)         (in thousands)
                                      --------------         --------------
      Raw Materials                      $  17,776             $  16,714
      Work In Progress                       7,539                 6,872
      Finished Goods                       115,400               104,966
      Molds                                 43,220                41,204
                                          --------              --------
                                          $183,935              $169,756
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

Results of Operations

Three months ended June 30, 1998 compared to three months ended June 30, 1997

Net Sales

     Net sales totaled $129.5 million in the three months ended June 30, 1998, reflecting a decrease of 5.9% from net sales of $137.6 million for the same period in the prior year. Using constant exchange rates, the percentage decrease was 2.9%. The decline in net sales is primarily attributable to the North American region. The sales decline in the United States resulted from softness in the U.S. retail optical market following strong sales in the prior year resulting from the launch of Percepta and Durathins progresive lens products, product returns of older plastic photocromic products due to the introduction of new generation Transitions product, and reduced net sales to laboratory customers that were acquired by Essilor Laboratories of America. Also contributing to the net sales shortfall is a continuing softness of the Asian economies, although Asia only accounts for approximately 5% of net sales, and underperformance in the Company's Australian operations primarily caused by softness of the Australian dollar against the U.S. dollar. In addition, the Company sold its Brazilian frame and equipment business, which had contributed approximately $1 million of net sales in the three months ended June 30, 1997. The foregoing decreases were offset, in part, by growth in plastic photocromic lens sales and growth in net sales of the Company's new Matrix lens product. Higher priced products accounted for approximately 67% of net sales in the three months ended June 30, 1998 compared to approximately 66% for the three months ended June 30, 1997. However, progressive lens net sales for the three months ended June 30, 1998 declined 9.8% from the same period in the prior year. Net sales performances by region, were as follows: North America declined by 8.5%, Europe increased by 6.2% and Rest of World declined by 17.4%. Using constant exchange rates the regional performances were as follows: North America declined by 8.4%, Europe increased by 9.7% and Rest of World decreased by 8.1%.

Gross Profit and Gross Margin

     Gross profit totaled $60.4 million for the three months ended June 30, 1998, reflecting a decrease of 6.8% from gross profit of $64.8 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased from 47.1% for the three months ended June 30, 1997 to 46.7% for the three months ended June 30, 1998. The margin decrease was principally due to lower progressive product sales offset in part by improved sales mix due to higher priced product growth and manufacturing improvements.

Operating Expenses

     Operating expenses in the three months ended June 30, 1998 totaled $39.5 million, a decrease of $4.1 million, compared to operating expenses of $43.6 million for the same period in the prior year. Operating expenses for the three months ended June 30, 1998 as a percentage of net sales was 30.5%, compared to 31.7% for the same period of the prior year. Research and development expenses for the three months ended June 30, 1998 remained flat at $4.8 million, compared to the three months ended June 30, 1997, which represent 3.7% and 3.5% of net sales, respectively. Selling and marketing expenses for the three months ended June 30, 1998 reduced by $0.5 million to $24.5 million, compared to $25.0 million for the three months ended

June 30, 1997 which represent 18.9% and 18.1%, of net sales for the three months ended June 30, 1998 and the three months ended June 30, 1997, respectively. The increase in sales and marketing expense as a percentage of net sales is primarily due to on going marketing support for new products. As a percentage of net sales, general and administrative expenses reduced to 7.9% for the three months ended June 30, 1998 compared to 10.1% for the three months ended June 30, 1997, reflecting lower accruals for performance based management bonuses and favorable changes in estimates related to certain reserves and accruals.

Operating Income

     Operating income, for the three months ended June 30, 1998 totaled $20.9 million, a decrease of $0.3 million, or 1.5%, from the three months ended June 30, 1997 of $21.2 million.

Net Interest Expense

     Net interest expense totaled $4.0 million for the three months ended June 30, 1998 compared to $4.5 million for the three months ended June 30, 1997, a decrease of $0.5 million. During the third quarter of fiscal 1998 the Company repurchased its 9 5/8% Senior Subordinated Notes, and during the fourth quarter of fiscal 1998 the Company issued 6 7/8% Senior notes. The net effect of the above two changes has been to reduce current interest expense, offset in part by an increase in interest expense due to increased borrowing levels.

Provision For Income Taxes

     The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 1999 year of 34%. For the three months ended June 30, 1997 the company recorded an effective income tax rate of 34%, and for the full fiscal 1998 year an effective tax rate of 33.4%. The Company has deferred tax assets on its balance sheet as of June 30, 1998 amounting to approximately $14.7 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Net Income

     Net income for the three months ended June 30, 1998 totaled $11.3 million, a growth of 2%, as compared to net income of $11.1 million for the same period in the prior year.

Liquidity and Capital Resources

     Net cash used in operating activities for the three months ended June 30, 1998 amounted to $15.6 million, a decreased usage of $2.1 million from the funds used in operating activities of $17.7 million for the three months ended June 30, 1997. The most significant causes of the decreased usage are the reduced outflow in accounts receivable, due to lower net sales, and reduced outflow in accounts payable. The reduction in accounts payable in the three months ended June 30, 1997 was associated with the decision by the Company to take advantage of prompt pay discounts offered by suppliers in the United States. The reductions are offset in part by an increased outflow on growth in inventories.

     During the three months ended June 30, 1998, inventories as a percentage of annualized net sales were 35.5% compared to 26.8% for the three months ended June 30, 1997. Accounts receivable as a percentage of annualized net sales for the three months ended June 30, 1998 was 23.2% compared to 20.8% for the same period a year ago. The lower than anticipated net sales is the primary contributor to the increase in these ratios.

     Cash flows from investing activities in the three months ended June 30, 1998 amounted to an outflow of $16.0 million. Of this amount $7.8 million represented capital expenditures on fixed assets, and $8.3 million represented investment in acquisitions. The $8.3 million spent on acquisitions represents the acquisition of the assets of an anti-reflection coating laboratory in

Oregon, USA, acquired by the Company in June 1998. Capital expenditures for the three months ended June 30, 1997 amounted to $6.4 million and acquisitions amounted to $2.7 million in the comparable quarter in the prior year. Management anticipates capital expenditures of approximately $40 million to $45 million annually over the next several years, of which approximately $5 million annually is viewed as discretionary.

     Net cash provided by financing activities in the three months ended June 30, 1998 amounted to $24.0 million. The most significant use was the increase in bank borrowings to fund the growth in working capital, and borrowings on long term debt to fund the lab acquisition. Net cash used in financing activities in the three months ended June 30, 1997 amounted to $24.3 million. In the third quarter of fiscal 1998 the Company repurchased all of its remaining 9 5/8% Senior Subordinated Notes due 2003. The notes repurchase was funded by borrowings under the Amended Agreement (as defined below). In conjunction with the repurchase of its Senior Subordinated Notes the Company amended its bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions ("Amended Agreement"). The Amended Agreement increased the Company's multicurrency revolving facility from $180 million to $300 million. Borrowings are divided into two tranches. Tranche A permits borrowings up to $30 million in either U.S. dollars or foreign currencies, to be used for working capital and consummating certain permitted acquisitions. Tranche B permits borrowings of up to $270 million and can be used for working capital purposes, refinancing the term loans under the existing bank credit agreement, repurchasing the Company's Senior Subordinated Notes, and consummating certain permitted acquisitions. The Tranche A Facility matures on October 31, 2000 and the Tranche B Facility matures on May 31, 2001. Among other things the Amended Agreement changed certain financial covenants, removed the requirement for foreign subsidiary guarantees under the Tranche A facility, increased the basket for incurring other unsecured indebtedness to $150 million, and deleted the term facility portion.

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

     The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of June 30, 1998 the Company's total credit available under such facilities was approximately $29.9 million, of which $10.6 million had been utilized.

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

CURRENCY EXCHANGE RATES

     As a result of the Company's worldwide operations, currency exchange rate fluctuations tend to affect the Company's results of operations and financial position. The two principal effects of currency exchange rates on the Company's results of operations and financial position are (i) translation adjustments for subsidiaries where the local currency is the functional currency and (ii) translation adjustments for subsidiaries in hyper-inflationary countries.
Translation adjustments for functional local currencies have been made to shareholders' equity. For the three months ended June 30, 1998 and 1997 such translation adjustments were approximately $(3.4) million and $(3.8) million, respectively.

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

Year 2000

     The Company has developed preliminary plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Key financial, information and operational systems have been assessed and plans have been developed to address systems modifications required by December 31, 1999. Year 2000 expenditures to-date have not been material. Based on work to date, and assuming that project plans, which continue to evolve, can be implemented as planned, management believes the financial impact and other consequences of making the required systems changes will not be material to the Company's consolidated financial position, results of operations or cash flows.

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

European Union Conversion to the "Euro"

     The Company has instituted a "Euro" conversion team and begun preliminary preparation for the conversion by eleven member states of the European Union to a common currency, the "Euro". Conversion to the Euro by these member states of the union will take place on a "no compulsion, no prohibition" basis between January 1, 1999 and January 1, 2002. By January 1, 2002 all companies operating in the eleven member states will be required to be fully operational using the new currency. The Sola conversion team has primarily addressed the accounting and information systems changes that are necessary to facilitate trading in the Euro, the possible market place implications of a common currency and the currency exchange rate risks, with the initial emphasis placed on the system modifications. The Company has not completed the evaluation of the possible effect of the changes to the Euro on foreign currency loans, or the impact if any, on the market place implications of a common currency. Preliminary assessments indicate that the financial impact of conversion to a Euro based currency will not be material to the Company's consolidated financial position, results of operations or cash flows.

Information Relating to Forward-Looking Statements

     This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding among other items, (i) the Company's interest expense, (ii) the impact of inflation, (iii) future income tax rates and capital expenditures, and (iv) the costs and other consequences related to the Year 2000 and conversion to the Euro. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The
Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of "Factors Affecting Future Operating Results" included in Exhibit 99.1 of the Company's Form 10-K for the fiscal year ended March 31, 1998, and the factors described in "Business-Environmental Matters", also included in the Company's Form 10-K for the fiscal year ended March 31, 1998.

PART II       OTHER INFORMATION

Item 1.    Legal Proceedings

           Not applicable

Item 2.    Changes in Securities and Use of Proceeds

           Not applicable

Item 3.    Defaults upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable

Item 5.    Other Information

           Any shareholder proposal submitted with respect to Sola's 1999 annual meeting of shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered timely for purposes of Rules 14a-4 and 14a-5 if notice thereof is received by Sola not less than sixty days nor more than ninety days prior to the date of the annual meeting; provided, however, that in the event that less than seventy days notice or prior public disclosure of the date of the annual meeting is given or made to stockholders, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

        Exhibit Number                  Description                  Page Number
        --------------                  -----------                  -----------

               27                 Financial Data Schedule                 17

               99.1         Officers' Certificate Related to Senior       18
                                           Notes

           (b)  Reports on Form 8-K

                 Not applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Sola International Inc.
                                             (Registrant)




Dated:  August 7, 1998                       By: /s/ Steven M. Neil
                                                --------------------------------
                                                Steven M. Neil
                                                Executive Vice President, Chief
                                                Financial Officer, Secretary and
                                                Treasurer

                                  Exhibit Index


        Exhibit No.                           Description                  Page
        -----------                           -----------                  ----
           27              Financial Data Schedule                         17

           99.1            Officers' Certificate Related to Senior Notes   18