Form 10-Q
period 1998-09-30
SOLA INTERNATIONAL INC
filed 1998-11-12
CIK 912088

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

                For the quarterly period ended September 30, 1998
                                       or
              ( ) TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         As of November 6, 1998, 24,779,280 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================

                             SOLA INTERNATIONAL INC.

                                Table of Contents
                       Form 10-Q for the Quarterly Period
                            Ended September 30, 1998


PART I    FINANCIAL INFORMATION                                             PAGE
                                                                            ----

Item 1.   Financial Statements

             Consolidated Condensed Balance Sheet as of September 30, 1998     3

             Consolidated Condensed Balance Sheet as of March 31, 1998
             (derived from audited financial statements)                       3

             Consolidated Condensed Statements of Income for the three
             and six month periods ended September 30, 1998 and
             September 30, 1997                                                4

             Consolidated Condensed Statements of Cash Flows for
             the six month periods ended September 30, 1998 and
             September 30, 1997                                                5

             Notes to Consolidated Condensed Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                   16

Item 2.   Changes in Securities and Use of Proceeds                           16

Item 3.   Defaults upon Senior Securities                                     16

Item 4.   Submission of Matters to a Vote of Security Holders                 16

Item 5.   Other Information                                                   17

Item 6.   Exhibits and Reports on Form 8-K                                    17

PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements


                                                       SOLA INTERNATIONAL INC.

                                                Consolidated Condensed Balance Sheets
                                                (in thousands, except per share data)

                                                                                                                   March 31, 1998
                                                                                                 September 30,      (derived from
                                                                                                     1998          audited financial
                                                                                                  (unaudited)         statements)
                                                                                                   ---------           ---------
ASSETS

Current assets:
   Cash and cash equivalents .........................................................             $  34,725           $  34,444
   Trade accounts receivable, less allowance for doubtful
     accounts of $6,017 and $4,956 at September 30,
     1998 and March 31, 1998, respectively ...........................................               123,415             120,590
   Inventories .......................................................................               189,451             169,756
   Other current assets ..............................................................                15,929              16,798
                                                                                                   ---------           ---------
      Total current assets ...........................................................               363,520             341,588
Property, plant and equipment, at cost, less accumulated
  depreciation and amortization ......................................................               147,554             132,778
Goodwill and other intangibles, net ..................................................               198,168             198,341
Other long-term assets ...............................................................                14,027              11,351
                                                                                                   ---------           ---------
      Total assets ...................................................................             $ 723,269           $ 684,058
                                                                                                   =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks and current portion of
      long-term debt .................................................................             $  22,474           $  12,600
   Accounts payable ..................................................................                50,061              60,254
   Accrued liabilities ...............................................................                28,182              35,462
   Accrued payroll and related compensation ..........................................                23,790              30,758
   Other current liabilities .........................................................                 8,856               2,536
                                                                                                   ---------           ---------
      Total current liabilities ......................................................               133,363             141,610
Long-term debt, less current portion .................................................                 6,048               1,790
Bank debt, less current portion ......................................................               120,000              95,000
Senior notes .........................................................................                99,614              99,596
Other long-term liabilities ..........................................................                20,243              19,040
                                                                                                   ---------           ---------
      Total liabilities ..............................................................               379,268             357,036
                                                                                                   ---------           ---------

Commitments and Contingencies
Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000 shares
      authorized; no shares issued ...................................................                  --                  --
   Common stock,  $0.01 par  value;  50,000 shares
       authorized; 24,779 shares (24,723 shares as
       of March 31, 1998) issued and outstanding .....................................                   248                 247
   Additional paid-in capital ........................................................               279,376             278,688
   Equity participation loans ........................................................                  (190)               (230)
   Retained earnings .................................................................                78,157              58,057
   Cumulative other comprehensive income .............................................               (13,590)             (9,740)
                                                                                                   ---------           ---------
      Total shareholders' equity .....................................................               344,001             327,022
                                                                                                   ---------           ---------
      Total liabilities and shareholders' equity .....................................             $ 723,269           $ 684,058
                                                                                                   =========           =========

                         The accompanying notes are an integral part of these condensed financial statements

                                                      SOLA INTERNATIONAL INC.

                                        Unaudited Consolidated Condensed Statements of Income
                                                (in thousands, except per share data)


                                                                     Three Months Ended                     Six Months Ended
                                                                        September 30,                         September 30,
                                                                   1998               1997               1998               1997
                                                                 ---------          ---------          ---------          ---------
Net sales ..............................................         $ 132,668          $ 135,731          $ 262,194          $ 273,352
Cost of sales ..........................................            72,937             71,892            142,032            144,686
                                                                 ---------          ---------          ---------          ---------
   Gross profit ........................................            59,731             63,839            120,162            128,666
                                                                 ---------          ---------          ---------          ---------
Research and development expenses ......................             4,664              4,599              9,394              9,354
Selling and marketing expenses .........................            23,631             24,584             48,102             49,530
General and administrative expenses ....................            14,216             12,773             24,511             26,642
                                                                 ---------          ---------          ---------          ---------
   Operating expenses ..................................            42,511             41,956             82,007             85,526
                                                                 ---------          ---------          ---------          ---------
   Operating income ....................................            17,220             21,883             38,155             43,140
Interest expense, net ..................................             4,316              4,644              8,338              9,099
                                                                 ---------          ---------          ---------          ---------

   Income before provision for income
        taxes and minority interest ....................            12,904             17,239             29,817             34,041
Provision for income taxes .............................            (4,384)            (5,661)           (10,135)           (11,374)
Minority interest ......................................               283                200                418                200
                                                                 ---------          ---------          ---------          ---------
   Net income ..........................................         $   8,803          $  11,778          $  20,100          $  22,867
                                                                 =========          =========          =========          =========

Earnings per share - basic .............................         $    0.36          $    0.48          $    0.81          $    0.94
                                                                 =========          =========          =========          =========
Weighted average common shares
     outstanding .......................................            24,778             24,319             24,759             24,294
                                                                 =========          =========          =========          =========

Earnings per share - diluted ...........................         $    0.35          $    0.46          $    0.78          $    0.90
                                                                 =========          =========          =========          =========
Weighted average common and dilutive
   securities  outstanding .............................            25,481             25,539             25,696             25,480
                                                                 =========          =========          =========          =========

                         The accompanying notes are an integral part of these condensed financial statements

                                                       SOLA INTERNATIONAL INC.

                                      Unaudited Consolidated Condensed Statements of Cash Flows
                                                           (in thousands)

                                                                                                          Six Months Ended
                                                                                                            September 30,
                                                                                                     1998                    1997
                                                                                                   --------                --------
Net cash used in operating activities ..............................................               $ (8,865)               $ (9,865)
                                                                                                   --------                --------

Cash flows from investing activities:
   Purchases of businesses .........................................................                 (8,598)                 (2,511)
   Capital expenditures ............................................................                (17,110)                (13,963)
   Proceeds from sale of fixed assets ..............................................                     61                     261
                                                                                                   --------                --------

Net cash used in investing activities ..............................................                (25,647)                (16,213)
                                                                                                   --------                --------

Cash flows from financing activities:
   Payments on equity participation loans/exercise of
      stock options ................................................................                    729                   1,162
   Net receipts/payments under notes payable to banks,
      and long term debt ...........................................................                 11,099                     627
   Borrowings on long term debt ....................................................                  2,287                     234
   Payments on long term debt ......................................................                 (1,330)                   (326)
   Proceeds from bank debt .........................................................                 21,427                  18,624
                                                                                                   --------                --------

Net cash provided by financing activities ..........................................                 34,212                  20,321
                                                                                                   --------                --------

Effect of exchange rate changes on cash and cash
   equivalents .....................................................................                    581                    (720)
                                                                                                   --------                --------

Net increase (decrease) in cash and cash equivalents ...............................                    281                  (6,477)

Cash and cash equivalents at beginning of period ...................................                 34,444                  24,401
                                                                                                   --------                --------

Cash and cash equivalents at end of period .........................................               $ 34,725                $ 17,924
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

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 1998 and 1997, respectively (in thousands except per share data):

                                                                             Three Months Ended               Six Months Ended
                                                                                September 30,                   September 30,
                                                                           1998             1997             1998             1997
                                                                          -------          -------          -------          -------
Numerator:
   Net income                                                             $ 8,803          $11,778          $20,100          $22,867

Denominator:
   Denominator for basic earnings per share -
   Weighted average common share
      outstanding                                                          24,778           24,319           24,759           24,294

   Effect of dilutive securities:
     Employee stock options                                                   703            1,220              937            1,186
                                                                          -------          -------          -------          -------
   Denominator for diluted earnings per share -
   Weighted average common shares and
      dilutive securities outstanding                                      25,481           25,539           25,696           25,480

Basic earnings per share                                                  $  0.36          $  0.48          $  0.81          $  0.94

Diluted earnings per share                                                $  0.35          $  0.46          $  0.78          $  0.90


     As of April 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's net foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.

     During the three months ended September 30, 1998 and 1997, total comprehensive income amounted to $8,353 and $9,291, respectively. During the six months ended September 30, 1998 and 1997 total comprehensive income amounted to $16,250 and $16,591, respectively.

     The components of comprehensive  income,  net of related tax are as follows
(in thousands):

                                                                            Three Months                        Six Months
                                                                         Ended September 30,                Ended September 30,
                                                                       1998              1997              1998              1997
                                                                     --------          --------          --------          --------
Net income                                                           $  8,803          $ 11,778          $ 20,100          $ 22,867
Foreign currency translation adjustments                                 (450)           (2,487)           (3,850)           (6,276)
                                                                     --------          --------          --------          --------
Comprehensive income                                                 $  8,353          $  9,291          $ 16,250          $ 16,591
                                                                     ========          ========          ========          ========


     Cumulative other comprehensive income, net of related tax at September 30, 1998 and March 31, 1998 consists solely of foreign currency translation adjustments.

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company is currently evaluating the impact of the application of the new rules on the Company's consolidated financial statement.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

                                             September 30, 1998   March 31, 1998
                                               (in thousands)     (in thousands)
                                               --------------     --------------
     Raw Materials                                $ 17,545           $ 16,714
     Work In Progress                                5,653              6,872
     Finished Goods                                121,180            104,966
     Molds                                          45,073             41,204
                                                  --------           --------
                                                  $189,451           $169,756
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

     The Company is currently participating in a remediation program of one of its manufacturing facilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Superfund Amendments and Reauthorization Act of 1986. In March 1997 the U.S. Environmental Protection Agency ("EPA") consented to the Company curtailing clean-up activities for a six month period which ended in September 1997. The Company continued to monitor contamination levels during the curtailment period. During the quarter ended December 31, 1997 a report on contamination levels, and the impact of curtailed activities, was submitted to the EPA, and such report is currently under review. The report indicates no significant impact on the site from the curtailed activities, and the EPA has consented to continued curtailment of activities until such time as they have concluded their review of the report. The Company expects continued reduction of clean-up activities due to relatively low levels of contamination existing at the site.

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

     The Company has evaluated its total environmental exposure based on currently available data and believes that its liability for environmental remediation costs is immaterial.

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

4.   Shareholder Rights Plan

     On August 26, 1998 the Company's Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution to be made to shareholders of record on September 9, 1998 of one Right for each share of the Company's outstanding common stock. The rights contain provisions which are intended to protect the Company's stockholders in the event of an unsolicited and unfair attempt to acquire the Company. The Company is entitled to redeem the Rights at $.01 per Right at any time before a buyer acquires a 15 percent position in the Company. The Rights will expire on August 27, 2008, unless previously redeemed or exercised.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated condensed financial statements and notes thereto included elsewhere herein.

Results of Operations

Three months ended September 30, 1998 compared to three months ended September 30, 1997

Net Sales

     Net sales totaled $132.7 million in the three months ended September 30, 1998, reflecting a decrease of 2.3% from net sales of $135.7 million for the same period in the prior year. Using constant exchange rates, the percentage decrease was 0.8%, and excluding Brazilian frame and equipment business sales (see below), constant exchange rates net sales would have been an increase of 0.4%. The decline in net sales is primarily attributable to the North American region. The sales decline in the United States resulted from softness in the U.S. retail optical market following strong sales in the prior year resulting from the launch of Percepta progressive lens products and reduced net sales to laboratory customers that were acquired by Essilor Laboratories of America. Also contributing to the net sales shortfall is a continuing softness of the Asian economies, although Asia only accounts for approximately 5% of net sales, and underperformance in the Company's Australian operations primarily caused by softness of the Australian dollar against the U.S. dollar. In addition, during April 1998 the Company sold its Brazilian frame and equipment business, which had contributed approximately $1.7 million of net sales in the three months ended September 30, 1997. The foregoing decreases were offset, in part, by growth in plastic photocromic lens sales and growth in net sales of the Company's new Matrix lens product. Higher priced products accounted for approximately 68% of net lens sales in the three months ended September 30, 1998 compared to approximately 66% for the three months ended September 30, 1997. Progressive lens net sales for the three months ended September 30, 1998 were slightly up, at 0.1%, from the same period in the prior year, whereas in the first quarter of fiscal 1999 they had been down by 9.8%. Net sales performances by region, were as follows: North America declined by 5.9%, Europe increased by 13.6% and Rest of World declined by 13.9%. Using constant exchange rates the regional performances were as follows: North America declined by 6.2%, Europe increased by 12.1% and Rest of World decreased by 5.1%.

Gross Profit and Gross Margin

     Gross profit totaled $59.7 million for the three months ended September 30, 1998, reflecting a decrease of 6.4% from gross profit of $63.8 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased from 47.0% for the three months ended September 30, 1997 to 45.0% for the three months ended September 30, 1998. The margin decrease was principally due to product mix changes and underabsoption of overhead due to a slow-down in production levels to reduce inventory balances.

Operating Expenses

     Operating expenses in the three months ended September 30, 1998 totaled $42.5 million, an increase of $0.6 million over operating expenses of $41.9 million for the same period in the prior year. Operating expenses as a percentage of net sales were 32.0%, compared to 30.9% for the same period of the prior year. Research and development expenses for the three months ended September 30, 1998 and 1997 were $4.6 million, which represent 3.5% and 3.4% of net sales, respectively. Selling and marketing expenses for the three months ended September 30, 1998 reduced $0.9 million to $23.6 million, compared to $24.5 million for the three months ended September 30, 1997 which represent 17.8% and 18.1%, of net sales, respectively. General and administrative expenses were $14.2 million, or 10.7% of net sales, for the three months ended September 30, 1998, compared to $12.8 million, or 9.4% of net sales for the three months ended September 30, 1997. The growth in general and administrative expenses is primarily as a result of the impact of currency rates and higher information technology related spending.

Operating Income

     Operating income, for the three months ended September 30, 1998 totaled $17.2 million, a decrease of $4.7 million, or 21.3%, from the three months ended September 30, 1997 of $21.9 million.

Net Interest Expense

     Net interest expense totaled $4.3 million for the three months ended September 30, 1998 compared to $4.6 million for the three months ended September 30, 1997, a decrease of $0.3 million. During the third quarter of fiscal 1998 the Company repurchased its 9 5/8% Senior Subordinated Notes, and during the fourth quarter of fiscal 1998 the Company issued 6 7/8% Senior Notes. The net effect of the above two changes has been to reduce current interest expense, offset in part by an increase in interest expense due to increased borrowing levels.

Provision for Income Taxes

     The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 1999 year of 34%. For the three months ended September 30, 1997 the Company recorded an effective income tax rate of 33.4%. The Company has deferred tax assets on its balance sheet as of September 30, 1998 amounting to approximately $14.8 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Six months ended September 30, 1998 compared to six months ended September 30, 1997

Net Sales

     Net sales totaled $262.2 million in the six months ended September 30, 1998, reflecting a decrease of 4.1% from net sales of $273.4 million for the same period in the prior year. Using constant exchange rates, the percentage decrease was 1.8%, and excluding Brazilian frame and equipment business sales (see below), constant exchange rates net sales would have been a decrease of 0.9%. The decline in net sales is primarily attributable to the North American region. The sales decline in the United States resulted from softness in the U.S. retail optical market following strong sales in the prior year resulting from the launch of Percepta and Durathins progressive lens products, product returns of older plastic photocromic products due to the introduction of new generation Transitions product, and reduced net sales to laboratory customers that were acquired by Essilor Laboratories of America. Also contributing to the net sales shortfall is a continuing softness of the Asian economies, although Asia only accounts for approximately 5% of net sales, and underperformance in the Company's Australian operations primarily caused by softness of the Australian dollar against the U.S. dollar. In addition, during April 1998 the Company sold its Brazilian frame and equipment business, which had contributed approximately $2.6 million of net sales in the six months ended September 30, 1997. The foregoing decreases were offset, in part, by growth in plastic photocromic lens sales and growth in net sales of the Company's new Matrix lens product. Higher priced products accounted for approximately 67% of net lens sales in the six months ended September 30, 1998 compared to approximately 66% for the six months ended September 30, 1997. However, progressive lens net sales for the six months ended September 30, 1998 declined 4.9% from the same period in the prior year. Net sales performances by region, were as follows: North America declined by 7.0%, Europe increased by 9.3% and Rest of World declined by 15.5%. Using constant exchange rates the regional performances were as follows:
North America declined by 7.0%, Europe increased by 10.3% and Rest of World decreased by 6.3%.

Gross Profit and Gross Margin

     Gross profit totaled $120.2 million for the six months ended September 30, 1998, reflecting a decrease of 6.6% from gross profit of $128.7 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased to 45.6% for the six months ended September 30, 1998 from 47.1% for the six months ended September 30, 1997. The margin decrease was principally due to lower progressive product sales, product mix changes and underabsoption of overhead due to slow down in production levels during the second quarter to reduce inventory balances.

Operating Expenses

     Operating expenses in the six months ended September 30, 1998 totaled $82.0 million, a decrease of $3.5 million, compared to operating expenses of $85.5 million for the same period in the prior year. Operating expenses for the six months ended September 30, 1998 and 1997 as a percentage of net sales were 31.3%. Research and development expenses for the six months ended September 30, 1998 remained flat at $9.4 million, compared to the six months ended September 30, 1997, which represent 3.6% and 3.4% of net sales, respectively. Selling and marketing expenses for the six months ended September 30, 1998 decreased $1.4 million to $48.1 million, compared to $49.5 million for the six months ended September 30, 1997 which represent 18.3% and 18.1%, of net sales, respectively. As a percentage of net sales, general and administrative expenses declined to 9.3% for the six months ended September 30, 1998 compared to 9.7% for the six months ended September 30, 1997. The change in general and administrative expenses relates to improvements due to lower accruals for performance based management bonuses and favorable changes in estimates related to certain reserves and accruals in the first quarter of fiscal 1999, offset by increased information technology related expenses and impact of currency rates in the second quarter.

Operating Income

     Operating income for the six months ended September 30, 1998 was $38.2 million, a decrease of $5.0 million, or 11.6%, from the six months ended September 30, 1997 operating income of $43.1 million.

Net Interest Expense

     Net interest expense totaled $8.3 million for the six months ended September 30, 1998 compared to $9.1 million for the six months ended September 30, 1997, a decrease of $0.8 million. During the third quarter of fiscal 1998 the Company repurchased its 9 5/8% Senior Subordinated Notes, and during the fourth quarter of fiscal 1998 the Company issued 6 7/8% Senior Notes. The net effect of the above two changes has been to reduce current interest expense, offset in part by an increase in interest expense due to increased borrowing levels.

Liquidity and Capital Resources

     Net cash used in operating activities for the six months ended September 30, 1998 amounted to $8.9 million, compared to net cash used in operating activities of $9.9 million for the six months ended September 30, 1997. The primary cause of the decrease was a reduced investment in working capital in the current year period.

     During the six months ended September 30, 1998, using a three month net sales annualized convention, inventories as a percentage of net sales were 35.7% compared to 28.4% for the six months ended September 30, 1997. Accounts receivable as a percentage of net sales for the six months ended September 30, 1998 was 23.3% compared to 21.4% for the same period a year ago. Lower than anticipated net sales is the primary contributor to the increase in these ratios.

     Cash flows from investing activities in the six months ended September 30, 1998 amounted to an outflow of $25.6 million. Of this amount $17.1 million represented capital expenditures and $8.6 million represented investment in acquisitions. The $8.6 million spent on acquisitions represents the acquisition of the assets of an anti-reflection coating laboratory in Oregon, USA, acquired by the Company in June 1998. Capital expenditures for the six months ended September 30, 1997 amounted to $14.0 million and acquisitions amounted to $2.5 million in the comparable quarter in the prior year. Management anticipates capital expenditures of approximately $35 million to $40 million annually over the next several years, of which approximately $5 million annually is viewed as discretionary.

     Net cash provided by financing activities in the six months ended September 30, 1998 amounted to $34.2 million. The most significant source was the increase in bank borrowings and borrowings on long term debt to fund the growth in working capital and to fund the lab acquisition. Net cash provided by financing activities in the six months ended September 30, 1997 amounted to $20.3 million. In the third quarter of fiscal 1998 the Company repurchased all of its remaining 9 5/8% Senior Subordinated Notes due 2003. The notes repurchase was funded by borrowings under the Amended Agreement (as defined below). In conjunction with the repurchase of its Senior Subordinated Notes the Company amended its bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions ("Amended Agreement"). The Amended Agreement increased the Company's multicurrency revolving facility from $180 million to $300 million. Borrowings are divided into two tranches. Tranche A permits borrowings up to $30 million in either U.S. dollars or foreign currencies, to be used for working capital and consummating certain permitted acquisitions. Tranche B permits borrowings of up to $270 million and can be used for working capital purposes, refinancing the term loans under the existing bank credit agreement, repurchasing the Company's Senior Subordinated Notes, and consummating certain permitted acquisitions. The Tranche A Facility matures on October 31, 2000 and the Tranche B Facility matures on May 31, 2001. Among other things the Amended Agreement changed certain financial covenants, removed the requirement for foreign subsidiary guarantees under the Tranche A facility, increased the basket for incurring other unsecured indebtedness to $150 million, and deleted the term facility portion.

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

     During the fourth quarter of fiscal 1998 the Company issued 6 7/8% Senior Notes ("Notes") due 2008, for which the Company received approximately $98.5 million net proceeds, after discounts and issuance expenses. Net proceeds were used to pay down borrowings under the Amended Agreement. The Notes are unsecured senior obligations of the Company, limited to $100 million aggregate principal amount at maturity, and will mature on March 15, 2008. The Notes are redeemable, as a whole or from time to time in part, at the option of the Company on any date at a redemption price equal to the aggregate principal amount plus a make whole premium.

     The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of September 30, 1998 the Company's total credit available under such facilities was approximately $29.9 million, of which $14.5 million had been utilized.

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

Currency Exchange Rates

     As a result of the Company's worldwide operations, currency exchange rate fluctuations tend to affect the Company's results of operations and financial position. The two principal effects of currency exchange rates on the Company's results of operations and financial position are (i) translation adjustments for subsidiaries where the local currency is the functional currency and (ii) translation adjustments for subsidiaries in hyper-inflationary countries.
Translation adjustments for functional local currencies have been made to shareholders' equity. For the six months ended September 30, 1998 and 1997 such translation adjustments were approximately $(3.9) million and $(6.3) million, respectively.

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

Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has completed its Year 2000 assessment of critical business systems. Based on these assessments, the Company determined that it will be required to modify or replace certain portions of its software so that those systems will properly utilize dates beyond December

31, 1999. The Company presently believes that with modifications or replacements of existing software, the Year 2000 issue can be mitigated. Year 2000 expenditures to-date have not been material, and the overall cost to the Company of making its Information Technology ("IT") systems Year 2000 compliant is also estimated to not be material to the Company's results of operations (less than $2 million over a three fiscal year period).

     The Company has also performed extensive testing of operating equipment ("embedded chips") to ensure that they are Year 2000 compliant. To date no material exposures have been detected.

     For those IT systems that are requiring upgrade to make them Year 2000 compliant, the Company believes it has commenced upgrade programs in a timely manner so that the systems will be available for extensive testing prior to implementation. The Company does not have detailed contingency plans, if upgrades do not function properly when implemented, but given the Company's status on upgrade programs it believes it has allowed sufficient time to correct material malfunctions.

     The cost of the Company's Year 2000 program and its beliefs regarding its compliance program are based on the Company's best estimates, which were derived utilizing a number of assumptions about future events, such as the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the performance of key software and hardware vendors and other similar uncertainties. However, we are not sure that our estimates will be achieved and actual results could differ materially from those anticipated.

     As part of its overall assessment package, the Company is also in the process of assessing the possible effects on the Company's operations of the Year 2000 readiness of key suppliers and customers. The Company has developed a worksheet for all sites to utilize as an aid in collecting information about Year 2000 compliance including that of business partners. Initial emphasis has been on partners with Electronic Data Interfaces ("EDI"), with the second stage being communication with key suppliers and customers on their readiness. The Company's largest customer accounts for approximately 5% of net sales and the ten largest customers account for approximately 22% of net sales.

     Due to the Company's decentralized operations, and lack of reliance on one Companywide IT system, the Company believes that the risk of isolated Year 2000 failures should not be material to the Company's consolidated operations. However, difficulties in making the Company's IT systems Year 2000 compliant in a number of its significant geographic regions or the failure of a number of the Company's major vendors, customers or other material service providers to adequately address their Year 2000 issues would have a material adverse effect on the Company.

     Certain of the Company's North American operations are implementing a significant upgrade of their computer operating systems (unrelated to the Year 2000 issues), which entail the installation of certain modules of an enterprise wide IT system. This system is scheduled for extensive testing in the month of November 1998, and based on the results of these tests the system is intended to be fully operational by the end of the current fiscal year.

European Union Conversion to the "Euro"

     The Company has instituted a "Euro" conversion team and begun preliminary preparation for the conversion by eleven member states of the European Union to a common currency, the "Euro". Conversion to the Euro by these member states of the union will take place on a "no compulsion, no prohibition" basis between January 1, 1999 and January 1, 2002. By January 1, 2002 all companies operating in the eleven member states will be required to be fully operational using the new currency. The Euro conversion team has primarily addressed the accounting and information systems changes that are necessary to facilitate trading in the Euro, the possible market place implications of a common currency and the currency exchange rate risks, with the initial emphasis placed on the system modifications. The Company has not completed the evaluation of the possible effect of the changes to the Euro on foreign currency loans, or the impact if any, on the market place implications of a common currency. Preliminary assessments indicate that the financial impact of conversion to a Euro based currency will not be material to the Company's consolidated financial position, results of operations or cash flows.

Information Relating to Forward-Looking Statements

     This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding among other items, (i) the Company's interest expense, (ii) the impact of inflation and seasonality, (iii) future income tax rates and capital expenditures, and (iv) the costs and other consequences related to the Year 2000 and conversion to the Euro. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of "Factors Affecting Future Operating Results" included in Exhibit 99.1 of the Company's Form 10-K for the fiscal year ended March 31, 1998, and the factors described in "Business-Environmental Matters", also included in the Company's Form 10-K for the fiscal year ended March 31, 1998.

PART ll   OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         On August 26, 1998, the Board of Directors of the Company adopted a Shareholder Rights Plan and authorized and declared a dividend of one preferred stock purchase right (a "Right") with respect to each outstanding share of common stock, par value $.01 per share, of the Company. Each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Stock") at a price of $150 per one one-thousandth of a share of Preferred Stock, subject to adjustment. On August 27, 1998, the Company filed a registration statement of Form 8-A with the Securities and Exchange Commission to register the Rights under the Securities Exchange Act of 1934, as amended.

         A description and terms of the Rights are set forth in the Rights Agreement, dated as of August 27, 1998 between the Company and BankBoston, N.A., which was filed as an exhibit to the Form 8-A. For additional information, reference is made to the Form 8-A, including all the exhibits thereto.

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of the security holders at the Company's Annual Meeting of Stockholders held on August 14, 1998:

         Proposal I  Election of Directors.  Votes as follows:

                                                                    Total Vote
                                             Total Vote For        Withheld From
                                             Each Director         Each Director
                                             -------------         -------------
             Maurice J. Cunniffe               20,608,396             51,278

             Douglas D. Danforth               20,606,240             53,434

             A. William Hamill                 20,536,890            122,784

             John E. Heine                     20,537,638            122,036

             Hamish Maxwell                    20,605,560             54,114

             Irving S. Shapiro                 20,607,094             52,580

             Jackson L. Schultz                20,534,890            124,784

     Proposal II Amendment of the Sola International Inc. Stock Option Plan to, among other things, increase the number of shares reserved for issuance pursuant to the exercise of stock options. Votes as follows:

        For              Against            Abstain          Broker Non-Vote
        ---              -------            -------          ---------------
     15,781,454         1,538,118           168,273            3,171,828


     Proposal III Ratification of Ernst & Young LLP as independent public accountants for fiscal 1999. Votes as follows:

        For              Against            Abstain
        ---              -------            -------
     20,619,618            30,716             9,340


Item 5.  Other Information

     Any shareholder proposal submitted with respect to Sola's 1999 annual meeting of shareholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered timely for purposes of Rules 14a-4 and 14a-5 if notice thereof is received by Sola not less than ninety days prior to the date of the anniversary of the previous year's annual meeting; provided, however, that in the event that the annual meeting is scheduled to be held on a date more than thirty (30) days prior to or delayed by more than sixty (60) days after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the later of the close of business ninety (90) days prior to such annual meeting or the tenth day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit Number            Description                           Page Number
         --------------            -----------                           -----------
               3          Amended and Restated By-Laws of                      20
                                   the Company

               4          Rights Agreement dated as of August        Filed as Exhibit 1 to the
                           27, 1998 between Sola International        Form 8-A of the Company,
                               Inc. and BankBoston N.A.              dated August 27, 1998, and
                                                                       incorporated herein by
                                                                              reference

              10            Employment Agreement between                       37
                         Sola Optical USA, Inc. and Stephen
                        J. Lee, dated as of February 26, 1993

              27               Financial Data Schedule                         54


         (a)  Reports on Form 8-K

              Not applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Sola International Inc.
                                               (Registrant)


Dated: November 9, 1998                        By: /s/ Steven M. Neil
       ----------------                            -----------------------------
                                                       Steven M. Neil
                                                       Executive Vice President,
                                                       Chief Financial Officer,
                                                       Secretary and Treasurer

                                  EXHIBIT INDEX


  Exhibit Number                      Description                    Page Number
  --------------                      -----------                    -----------
       3                 Amended and Restated By-Laws of the             20
                                       Company

      10              Employment Agreement between Sola Optical          37
                      USA, Inc. and Stephen J. Lee, dated as of
                                  February 26, 1993

      27                       Financial Data Schedule                   54