Form 10-Q
period 1998-12-31
SOLA INTERNATIONAL INC
filed 1999-02-16
CIK 912088

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

                For the quarterly period ended December 31, 1998
                                       or
              ( ) TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

       As of February 8, 1999, 24,864,010 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================

                                     SOLA INTERNATIONAL INC.

                                        Table of Contents
                               Form 10-Q for the Quarterly Period
                                     Ended December 31, 1998


PART I          FINANCIAL INFORMATION                                                               PAGE
------          ---------------------                                                               ----

Item 1.         Financial Statements

                   Consolidated Condensed Balance Sheet as of December 31, 1998                      3

                   Consolidated Condensed Balance Sheet as of March 31, 1998
                   (derived from audited financial statements)                                       3

                   Consolidated Condensed Statements of Income for the three and nine  month
                   periods ended December 31, 1998 and December 31, 1997                             4

                   Consolidated Condensed Statements of Cash Flows for the nine month
                   periods ended December 31, 1998 and December 31, 1997                             5

                   Notes to Consolidated Condensed Financial Statements                              6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                           10

PART II         OTHER INFORMATION

Item 1.         Legal Proceedings                                                                    17

Item 2.         Changes in Securities and Use of Proceeds                                            17

Item 3.         Defaults upon Senior Securities                                                      17

Item 4.         Submission of Matters to a Vote of Security Holders                                  17

Item 5.         Other Information                                                                    17

Item 6.         Exhibits and Reports on Form 8-K                                                     17

PART I         FINANCIAL INFORMATION
Item 1.          Financial Statements


                                 SOLA INTERNATIONAL INC.

                          Consolidated Condensed Balance Sheets
                          (in thousands, except per share data)

                                                           December    March 31, 1998
                                                           31, 1998    (derived from
                                                         (unaudited)  audited financial
ASSETS                                                   -----------     statements)
                                                                         -----------

Current assets:
   Cash and cash equivalents ............................   $  28,466    $  34,444
   Trade accounts receivable, less allowance for doubtful
       accounts of $6,284 and $4,956 at December 31, 1998
       and March 31, 1998, respectively .................     121,043      120,590
   Inventories ..........................................     197,013      169,756
   Other current assets .................................      15,191       16,798
                                                            ---------    ---------
      Total current assets ..............................     361,713      341,588
Property, plant and equipment, at cost, less accumulated
   depreciation and amortization ........................     149,805      132,778
Goodwill and other intangibles, net .....................     196,910      198,341
Other long-term assets ..................................      17,181       11,351
                                                            ---------    ---------
      Total assets ......................................   $ 725,609    $ 684,058
                                                            =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks and current portion of
      long-term debt ....................................   $  20,981    $  12,600
   Accounts payable .....................................      41,960       60,254
   Accrued liabilities ..................................      31,747       35,462
   Accrued payroll and related compensation .............      25,183       30,758
   Other current liabilities ............................       7,387        2,536
                                                            ---------    ---------
      Total current liabilities .........................     127,258      141,610
Long-term debt, less current portion ....................       5,886        1,790
Bank debt, less current portion .........................     121,550       95,000
Senior notes ............................................      99,623       99,596
Other long-term liabilities .............................      20,125       19,040
                                                            ---------    ---------
      Total liabilities .................................     374,442      357,036
                                                            ---------    ---------

Commitments and Contingencies
Shareholders' equity:
   Preferred stock, $0.01 par value; 5,000 shares
      authorized; no shares issued ......................        --           --
   Common stock, $0.01 par value; 50,000 shares
      authorized; 24,864 shares (24,723 shares as of
      March 31, 1998) issued and outstanding ............         249          247
   Additional paid-in capital ...........................     280,198      278,688
   Equity participation loans ...........................        (100)        (230)
   Retained earnings ....................................      83,332       58,057
   Cumulative other comprehensive income ................     (12,512)      (9,740)
                                                            ---------    ---------
      Total shareholders' equity ........................     351,167      327,022
                                                            ---------    ---------
      Total liabilities and shareholders' equity ........   $ 725,609    $ 684,058
                                                            =========    =========

The accompanying notes are an integral part of these condensed financial statements

                                                       SOLA INTERNATIONAL INC.

                                        Unaudited Consolidated Condensed Statements of Income
                                                (in thousands, except per share data)



                                                                        Three Months Ended                 Nine Months Ended
                                                                  December 31,     December 31,      December 31,     December 31,
                                                                  ------------     ------------      ------------     ------------
                                                                      1998              1997             1998             1997
                                                                      ----              ----             ----             ----

Net sales ..................................................        $ 126,345         $ 129,272         $ 388,539         $ 402,624
Cost of sales ..............................................           69,068            66,905           211,100           211,591
                                                                    ---------         ---------         ---------         ---------
   Gross profit ............................................           57,277            62,367           177,439           191,033
                                                                    ---------         ---------         ---------         ---------
Research and development expenses ..........................            4,649             4,390            14,043            13,744
Selling and marketing expenses .............................           24,056            22,999            72,158            72,529
General and administrative expenses ........................           17,514            13,995            42,025            40,637
                                                                    ---------         ---------         ---------         ---------
   Operating expenses ......................................           46,219            41,384           128,226           126,910
                                                                    ---------         ---------         ---------         ---------
   Operating income ........................................           11,058            20,983            49,213            64,123
Interest expense, net ......................................           (4,543)           (4,288)          (12,881)          (13,387)
                                                                    ---------         ---------         ---------         ---------

   Income before provision for income
      taxes, minority interest and
      extraordinary item ...................................            6,515            16,695            36,332            50,736
Provision for income taxes .................................           (1,491)           (5,572)          (11,626)          (16,946)
Minority interest ..........................................              152               112               570               312
                                                                    ---------         ---------         ---------         ---------
   Income before extraordinary item ........................            5,176            11,235            25,276            34,102
Extraordinary item, loss due to repurchase
   of senior subordinated notes, net of tax ................             --              (5,923)             --              (5,923)
                                                                    ---------         ---------         ---------         ---------
   Net income ..............................................        $   5,176         $   5,312         $  25,276         $  28,179
                                                                    =========         =========         =========         =========

Earnings (loss) per share - basic:
   Income before extraordinary item ........................        $    0.21         $    0.46         $    1.02         $    1.40
   Extraordinary item ......................................             --               (0.24)             --               (0.24)
                                                                    ---------         ---------         ---------         ---------
   Net income ..............................................        $    0.21         $    0.22         $    1.02         $    1.16
                                                                    =========         =========         =========         =========
Weighted average common shares
   outstanding .............................................           24,792            24,409            24,770            24,333
Earnings (loss) per share - diluted:
   Income before extraordinary item ........................        $    0.21         $    0.44         $    0.99         $    1.34
   Extraordinary item ......................................             --               (0.23)             --               (0.23)
                                                                    ---------         ---------         ---------         ---------
   Net income ..............................................        $    0.21         $    0.21         $    0.99         $    1.11
                                                                    =========         =========         =========         =========
Weighted average common and dilutive
   securities outstanding ..................................           25,199            25,554            25,530            25,504

                         The accompanying notes are an integral part of these condensed financial statements

                                       4

                             SOLA INTERNATIONAL INC.

            Unaudited Consolidated Condensed Statements of Cash Flows
                                 (in thousands)


                                                            Nine Months Ended
                                                               December 31,
                                                           1998           1997
                                                           ----           ----

Net cash used in operating activities ................   $ (11,009)   $  (9,057)
                                                         ---------    ---------

Cash flows from investing activities:
   Purchases of businesses ...........................      (8,601)      (2,511)
   Capital expenditures ..............................     (22,028)     (22,935)
   Proceeds from sale of fixed assets ................         148          402
                                                         ---------    ---------

Net cash used in investing activities ................     (30,481)     (25,044)
                                                         ---------    ---------

Cash flows from financing activities:
   Payments on equity participation loans/exercise of
      stock options ..................................         729        2,244
   Net receipts/payments under notes payable to banks,
      and long term debt .............................      10,616        2,699
   Borrowings on long term debt ......................       2,316        5,093
   Payments on long term debt ........................      (1,688)      (4,447)
   Proceeds from bank debt ...........................      22,977      117,374
   Repurchase of senior subordinated notes ...........        --        (93,152)
                                                         ---------    ---------

Net cash provided by financing activities ............      34,950       29,811

Effect of exchange rate changes on cash and cash
   equivalents .......................................         562       (1,150)
                                                         ---------    ---------

Net decrease in cash and cash equivalents ............      (5,978)      (5,440)

Cash and cash equivalents at beginning of period .....      34,444       24,401
                                                         ---------    ---------

Cash and cash equivalents at end of period ...........   $  28,466    $  18,961
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

     During the three months ended December 31, 1998 and 1997, total comprehensive income amounted to $6,254 and $661, respectively. During the nine months ended December 31, 1998 and 1997 total comprehensive income amounted to $22,504 and $17,252, respectively.

     The components of comprehensive  income,  net of related tax are as follows
(in thousands):

                                              Three Months             Nine Months
                                           Ended  December 31,      Ended December 31,
                                            1998        1997        1998         1997
                                            ----        ----        ----         ----

Net income                                 $  5,176   $  5,312    $ 25,276    $ 28,179
Foreign currency translation adjustments      1,078     (4,651)     (2,772)    (10,927)
                                           --------   --------    --------    --------
Comprehensive income                       $  6,254   $    661    $ 22,504    $ 17,252
                                           ========   ========    ========    ========

     Cumulative other comprehensive income, net of related tax at December 31, 1998 and March 31, 1998 consists solely of foreign currency translation adjustments.

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories
                                       December 31, 1998        March 31, 1998
                                         (in thousands)         (in thousands)
                                         --------------         --------------
    Raw Materials                            $ 17,422              $ 16,714
    Work In Progress                            7,023                 6,872
    Finished Goods                            126,806               104,966
    Molds                                      45,762                41,204
                                             --------              --------
                                             $197,013              $169,756
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

4.   Provision for Income Taxes

     During the third quarter of fiscal 1999 the Company reduced the combined state, federal and foreign projected effective annual income tax rate for fiscal 1999 from 34% to 32%, increasing net income by approximately $0.6 million. This change in estimate resulted in an increase in basic and diluted earnings per share for the third fiscal quarter and nine months ended December 31, 1998 of $0.02. The Company's reduction in anticipated tax rate is primarily due to reduced state income tax rates, mainly as a result of favorable California Manufacturers' Investment Credits and a reduction in overall tax rates due to a change in profitability in certain countries, primarily the United States.

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 1998 and 1997, respectively (in thousands except per share data):

                                                  Three Months Ended        Nine Months Ended
                                                      December 31,             December 31,
                                                    1998        1997        1998         1997
                                                    ----        ----        ----         ----
Numerator:
Income before extraordinary item ..............   $ 5,176     $11,235      $25,276     $34,102
Extraordinary item, loss due to repurchase of
  senior subordinated notes, net of tax .......      --        (5,923)        --        (5,923)
                                                  -------     -------      -------     -------
   Net income .................................   $ 5,176     $ 5,312      $25,276     $28,179
                                                  =======     =======      =======     =======

Denominator:
   Denominator for basic earnings per share -
   Weighted average common shares
     outstanding ..............................    24,792      24,409       24,770      24,333

   Effect of dilutive securities:
     Employee stock options ...................       407       1,145          760       1,171

   Denominator for diluted earnings per share -
   Weighted average common and dilutive
     securities outstanding ...................    25,199      25,554       25,530      25,504
                                                  =======     =======      =======     =======

Basic earnings (loss) per share:
Income before extraordinary item ..............   $  0.21     $  0.46      $  1.02     $  1.40
Extraordinary item ............................      --         (0.24)        --         (0.24)
                                                  -------     -------      -------     -------
   Net income .................................   $  0.21     $  0.22      $  1.02     $  1.16
                                                  =======     =======      =======     =======

Diluted earnings (loss) per share:
Income before extraordinary item ..............   $  0.21     $  0.44      $  0.99     $  1.34
Extraordinary item ............................      --         (0.23)        --         (0.23)
                                                  -------     -------      -------     -------
   Net income .................................   $  0.21     $  0.21      $  0.99     $  1.11
                                                  =======     =======      =======     =======

6.   Shareholder Rights Plan

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

7.   Extraordinary Item

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

8.   Subsequent Event

     During January 1999 the Brazilian Real devalued against the U.S. Dollar. As of December 31, 1998 the Company's Brazilian subsidiary, which has the U.S. dollar as its functional currency, had net monetary assets in Brazilian Reals amounting to approximately $9.5 million. By January 31, 1999 the Real had deteriorated to 1.98 against the U.S. dollar, compared to an exchange rate of
1.21 against the U.S. dollar as of December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated condensed financial statements and notes thereto included elsewhere herein.

Results of Operations

Three months ended December 31, 1998 compared to three months ended December 31, 1997

Net Sales

     Net sales totaled $126.3 million in the three months ended December 31, 1998, reflecting a decrease of 2.3% from net sales of $129.3 million for the same period in the prior year. Using constant exchange rates, the percentage decrease was 3.4%, and using constant exchange rates but excluding Brazilian frame and equipment business sales (see below), the percentage decrease was 2.2%. The decline in net sales is primarily attributable to the North American and Rest of World regions. The sales decline in the North American region (primarily the United States) resulted from lower sales of Spectralite photocromic products, caused by the release of a new generation Transitions product in plastic together with lower progressive and polycarbonate lens sales. Also contributing to the net sales shortfall was softness of the Asian and Australian economies, although Asia only accounts for approximately 5% of net sales. Underperformance in the Company's Australian operations was partially caused by weakness of the Australian dollar against the U.S. dollar. In addition, during April 1998 the Company sold its Brazilian frame and equipment business, which had contributed approximately $1.6 million of net sales in the three months ended December 31, 1997.

     The foregoing decreases were offset, in part, by growth in CR39 photocromic lens sales, high index lenses, new progressive lens designs and in net sales of the Company's new Matrix lens product. Higher priced products accounted for approximately 66% of net lens sales in the three months ended December 31, 1998 compared to approximately 65% for the three months ended December 31, 1997. Progressive lens net sales for the three months ended December 31, 1998 were down by 4.0% from the same period in the prior year. Net sales performances by region were as follows: North America declined by 3.5%, Europe increased by 4.0% and Rest of World declined by 9.2%. Using constant exchange rates the regional performances were as follows: North America declined by 3.5%, Europe declined by 0.7% and Rest of World declined by 7.3%.

Gross Profit and Gross Margin

     Gross profit totaled $57.3 million for the three months ended December 31, 1998, reflecting a decrease of 8.2% from gross profit of $62.4 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased from 48.2% for the three months ended December 31, 1997 to 45.3% for the three months ended December 31, 1998. The margin decrease was principally due to product mix changes and underabsorption of overhead due to a slow-down in production levels to reduce inventory balances.

 Operating Expenses

     Operating expenses in the three months ended December 31, 1998 totaled $46.2 million, an increase of $4.8 million over operating expenses of $41.4 million for the same period in the prior year. Research and development expenses for the three months ended December 31, 1998 and 1997 were $4.6 million and $4.4 million, respectively, which represent 3.7% and 3.4% of net sales, respectively. Selling and marketing expenses for the three months ended December 31, 1998 increased $1.1 million to $24.1 million, due primarily to increased distribution expenses, which compares to $23.0 million for the three months ended December 31, 1997 which represent 19.0% and 17.8%, of net sales, respectively. General and administrative expenses were $17.5 million, or 13.9% of net sales, for the three months ended December 31, 1998, compared to $14.0 million, or 10.8% of net sales for the three months ended December 31, 1997. The growth in general and adtministrative expenses is primarily as a result of a charge of $1.6 million representing employee termination costs incurred in the United States, primarily in Petaluma, California, and Miami, Florida during the quarter, the impact of higher information technology related spending and reduced discounts taken on early payment of accounts payable.

Operating Income

     Operating income, for the three months ended December 31, 1998 totaled $11.1 million, a decrease of $9.9 million, or 47.3%, from the three months ended December 31, 1997 of $21.0 million.

Net Interest Expense

     Net interest expense totaled $4.5 million for the three months ended December 31, 1998 compared to $4.3 million for the three months ended December 31, 1997, an increase of $0.2 million. During the third quarter of fiscal 1998 the Company repurchased its 9 5/8% Senior Subordinated Notes, and during the fourth quarter of fiscal 1998 the Company issued 6 7/8% Senior Notes. The net effect of these two transactions has been to reduce current period interest rates. This reduction in interest rates and therefore interest expense was offset by an increase in interest expense due to increased borrowing levels in the current year.

Provision for Income Taxes

     The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 1999 year of 32%, which is a reduction in the projected annual rate by 2%. This results in an effective tax rate for the three months ended December 31, 1998 of 22.9%. The Company's reduction in the projected rate is primarily due to reduced state income tax rates, mainly as a result of favorable California Manufacturers' Investment Credits, and a reduction in overall tax rates due to a change in profitability in certain countries, primarily the United States. For the three months ended December 31, 1997 the Company recorded an effective income tax rate of 33.4%. The Company has deferred tax assets on its balance sheet as of December 31, 1998 amounting to approximately $15.1 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Nine months ended December 31, 1998 compared to nine months ended December 31, 1997

Net Sales

     Net sales totaled $388.5 million in the nine months ended December 31, 1998, reflecting a decrease of 3.5% from net sales of $402.6 million for the same period in the prior year. Using constant exchange rates, the percentage decrease was 2.0%, and using constant exchange rates but excluding Brazilian frame and equipment business sales (see below), the percentage decrease was 1.0%. The decline in net sales is primarily attributable to the North American region. The sales decline in the North American region (primarily the United States) resulted from softness in the United States retail optical market following strong sales in the prior year resulting from the launch of Percepta and Durathins progressive lens products, product returns of older plastic and Spectralite photocromic products due to the introduction of a new generation Transitions product, and reduced net sales to laboratory customers that were acquired in fiscal 1998 by Essilor Laboratories of America. Also contributing to the net sales shortfall is a continuing softness of the Asian economies, although Asia only accounts for approximately 5% of net sales, and underperformance in the Company's Australian operations partially caused by softness of the Australian dollar against the U.S. dollar. In addition, during April 1998 the

Company sold its Brazilian frame and equipment business, which had contributed approximately $4.2 million of net sales in the nine months ended December 31, 1997.

     The foregoing decreases were offset, in part, by growth in plastic photocromic lens sales and growth in net sales of the Company's new Matrix lens product. Higher priced products accounted for approximately 67% of net lens sales in the nine months ended December 31, 1998 compared to approximately 65% for the nine months ended December 31, 1997. However, progressive lens net sales for the nine months ended December 31, 1998 declined 4.2% from the same period in the prior year. Net sales performances by region were as follows: North America declined by 5.9%, Europe increased by 7.4% and Rest of World declined by 13.5%. Using constant exchange rates the regional performances were as follows:
North America declined by 5.9%, Europe increased by 7.1% and Rest of World decreased by 6.2%.

Gross Profit and Gross Margin

     Gross profit totaled $177.4 million for the nine months ended December 31, 1998, reflecting a decrease of 7.1% from gross profit of $191.0 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased to 45.7% for the nine months ended December 31, 1998 from 47.5% for the nine months ended December 31, 1997. The margin decrease was principally due to lower progressive product sales, product mix changes and underabsorption of overhead due to slow down in production levels during the second and third quarters to align production with sales demand expectations.

Operating Expenses

     Operating expenses in the nine months ended December 31, 1998 totaled $128.2 million, an increase of $1.3 million, compared to operating expenses of $126.9 million for the same period in the prior year. Operating expenses for the nine months ended December 31, 1998 and 1997 as a percentage of net sales were 33.0% and 31.5%, respectively. Research and development expenses for the nine months ended December 31, 1998 totaled $14.0 million, compared to $13.7 million for the nine months ended December 31, 1997, which represent 3.6% and 3.4% of net sales, respectively. Selling and marketing expenses for the nine months ended December 31, 1998 decreased $0.4 million to $72.2 million, compared to $72.6 million for the nine months ended December 31, 1997 which represent 18.6% and 18.0%, of net sales, respectively. As a percentage of net sales, general and administrative expenses increased to 10.8% for the nine months ended December 31, 1998 compared to 10.1% for the nine months ended December 31, 1997. The change in general and administrative expenses relates to $1.6 million representing employee termination costs incurred in the United States in the third quarter, increased information technology related expenses and impact of currency rates in the second quarter, offset by improvements due to lower accruals for performance based management bonuses and favorable changes in estimates related to certain reserves and accruals in the first quarter of fiscal 1999.

Operating Income

     Operating income for the nine months ended December 31, 1998 was $49.2 million, a decrease of $14.9 million, or 23.3%, from the nine months ended December 31, 1997 operating income of $64.1 million.

Net Interest Expense

     Net interest expense totaled $12.9 million for the nine months ended December 31, 1998 compared to $13.4 million for the nine months ended December 31, 1997, a decrease of $0.5 million. During the third quarter of fiscal 1998 the Company repurchased its 9 5/8% Senior Subordinated Notes, and during the fourth quarter of fiscal 1998 the Company issued 6 7/8% Senior Notes. The net effect of these two transactions has been to reduce current interest rates and expense, offset in part by an increase in interest expense due to increased borrowing levels.

Liquidity and Capital Resources

     Net cash used in operating activities for the nine months ended December 31, 1998 amounted to $11.0 million, compared to net cash used in operating activities of $9.1 million for the nine months ended December 31, 1997. The primary cause of the increase in cash usage was the reduced operating income offset in part by a reduced investment in working capital in the current year period.

     During the nine months ended December 31, 1998, using a three month net sales annualized convention, inventories as a percentage of net sales were 39.0% compared to 32.5% for the nine months ended December 31, 1997. Accounts receivable as a percentage of net sales for the nine months ended December 31, 1998 was 24.0% compared to 21.8% for the same period a year ago. Lower than anticipated net sales is the primary contributor to the increase in these ratios.

     Cash flows from investing activities in the nine months ended December 31, 1998 amounted to an outflow of $30.5 million. Of this amount $22.0 million represented capital expenditures and $8.6 million represented investment in acquisitions. The $8.6 million spent on acquisitions represents the acquisition of the assets of an anti-reflection coating laboratory in Oregon, USA, acquired by the Company in June 1998. Capital expenditures for the nine months ended December 31, 1997 amounted to $22.9 million and acquisitions amounted to $2.5 million in the comparable quarter in the prior year. Management anticipates capital expenditures of approximately $30 million annually over the next several years, of which approximately $5 million annually is viewed as discretionary.

     Net cash provided by financing activities in the nine months ended December 31, 1998 amounted to $35.0 million. The most significant source was the increase in bank borrowings and borrowings of long term debt to fund the growth in working capital and to fund the lab acquisition. Net cash provided by financing activities in the nine months ended December 31, 1997 amounted to $29.8 million. In the third quarter of fiscal 1998 the Company repurchased all of its remaining 9 5/8% Senior Subordinated Notes due 2003. The notes repurchase was funded by borrowings under the Credit Agreement (as defined below).

     In conjunction with the repurchase of its Senior Subordinated Notes the Company amended its bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions ("Credit Agreement"). Borrowings are divided into two tranches. Tranche A permits borrowings up to $30 million in either U.S. dollars or foreign currencies, to be used for working capital and consummating certain permitted acquisitions. Tranche B permits borrowings of up to $270 million and can be used for working capital purposes and consummating certain permitted acquisitions. The Tranche A Facility matures on October 31, 2000 and the Tranche B Facility matures on May 31, 2001.

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

     During the fourth quarter of fiscal 1998 the Company issued 6 7/8% Senior Notes ("Notes") due 2008, for which the Company received approximately $98.5 million net proceeds, after discounts and issuance expenses. Net proceeds were used to pay down borrowings under the Credit Agreement. The Notes are unsecured senior obligations of the Company, limited to $100 million aggregate principal amount at maturity, and will mature on March 15, 2008. The Notes are redeemable, as a whole or from time to time in part, at the option of the Company on any date at a redemption price equal to the aggregate principal amount plus a make whole premium.

     The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of December 31, 1998 the Company's total credit available under such facilities was approximately $29.9 million, of which $19.0 million had been utilized.

     The Company continues to have significant liquidity requirements. In addition to working capital needs and capital expenditures, the Company has substantial cash requirements for debt service. The Company expects that the Credit Agreement and other overseas credit facilities, together with cash on hand and internally generated funds, if available as anticipated, will provide sufficient capital resources to finance the Company's operations, fund anticipated capital expenditures, and meet interest requirements on its debt, including the Notes, for the foreseeable future. As the Company's debt matures, the Company may need to refinance such debt. There can be no assurance that such debt can be refinanced on terms acceptable to the Company.

Restructuring and Other Charges - Fourth Quarter Results

     The Company recently announced that it has identified certain initiatives to improve future Company performance. These initiatives include consolidating certain manufacturing and distribution facilities and further reducing staffing levels. As a result of these planned initiatives, the Company expects to record pre-tax charges to earnings of approximately $13 million, all or a majority of which is expected to be recorded in the quarter ending March 31, 1999.

     Additionally, the recent devaluation of the Brazilian Real and the related impact on asset realization, primarily for the recently sold frame and equipment business, is likely to result in a significant pre-tax charge being recorded in the quarter ending March 31, 1999. Should current exchange rates prevail through March 31, 1999, the Company expects to record an additional pre-tax charge of approximately $12 million in respect of these items.

Currency Exchange Rates

     As a result of the Company's worldwide operations, currency exchange rate fluctuations tend to affect the Company's results of operations and financial position. The principal effects of currency exchange rates on the Company's results of operations and financial position are (i) translation adjustments for subsidiaries where the local currency is the functional currency (ii) translation adjustments for subsidiaries where the U.S. dollar is the functional currency and (iii) translation adjustments for subsidiaries in hyper-inflationary countries. Translation adjustments for functional local currencies have been made to shareholders' equity, whereas translation adjustments for subsidiaries where the U.S. dollar is the functional currency and subsidiaries in hyper-inflationary countries have been made to earnings. For the nine months ended December 31, 1998 and 1997 translation adjustments to equity were approximately $(2.8) million and $(10.9) million, respectively.

     During January 1999 the Brazilian Real devalued against the U.S. dollar. As of December 31, 1998 the Company's Brazilian subsidiary, which has the U.S. dollar as its functional currency, had net monetary assets in Brazilian Reals amounting to approximately $9.5 million. By January 31, 1999 the Real had deteriorated to 1.98 against the U.S. dollar, compared to 1.21 against the U.S. dollar as of December 31, 1998. See "Restructuring and Other Charges - Fourth Quarter Results".

Seasonality

     The Company's business is somewhat seasonal, with third quarter results generally weaker than the other three quarters as a result of lower sales during the holiday season, and fourth quarter results generally the strongest.

Inflation

     Inflation continues to affect the cost of the goods and services used by the Company. The competitive environment in many markets limits the Company's ability to recover higher costs through increased selling prices, and the Company is subject to price erosion in many of its standard product lines. The Company seeks to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. For a description of the effects of inflation on the Company's reported revenues and profits and the measures taken by the Company in response to inflationary conditions, see "Currency Exchange Rates".

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

     Due to the Company's decentralized operations, and lack of reliance on one company-wide IT system, the Company believes that the risk of isolated Year 2000 failures should not be material to the Company's consolidated operations. However, difficulties in making the

Company's IT systems Year 2000 compliant in a number of its significant geographic regions or the failure of a number of the Company's major vendors, customers or other material service providers to adequately address their Year 2000 issues would have a material adverse effect on the Company.

     Certain of the Company's North American operations are implementing a significant upgrade of their computer operating systems (unrelated to the Year 2000 issues), which entail the installation of certain modules of an enterprise wide IT system. This system underwent extensive testing in the month of November 1998, and since December 1998 the system has been fully operational.

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

Information Relating to Forward-Looking Statements

     This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding among other items, (i) the Company's interest expense, (ii) the impact of inflation and seasonality, (iii) future income tax rates and capital expenditures, (iv) the costs and other consequences related to the Year 2000 and conversion to the Euro and (v) certain expected charges. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of among other things, the highly competitive nature of the eyeglass lens and coating industry; the Company's need to develop new products; potential adverse developments in the domestic and foreign economic and political environment, including exchange rates, tariffs and other trade barriers and potentially adverse tax consequences; potential difficulties in staffing and managing foreign operations; and the other factors described in "Factors Affecting Future Operating Results" included in Exhibit
99.1 of the Company's Form 10-K for the fiscal year ended March 31, 1998, and the factors described in "Business-Environmental Matters", also included in the Company's Form 10-K for the fiscal year ended March 31, 1998.

PART ll   OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and use of Proceeds

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

             Exhibit Number              Description              Page Number
             --------------              -----------              -----------

                  27               Financial Data Schedule            20

         (b)  Reports on Form 8-K

              Not applicable

                                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Sola International Inc.
                                          (Registrant)



Dated:  February 12, 1999                 By: /s/Steven M. Neil
      -------------------                    --------------------
                                              Steven M. Neil
                                              Executive Vice President, Chief
                                              Financial Officer, Secretary and
                                              Treasurer

                                  EXHIBIT INDEX


             Exhibit Number              Description              Page Number
             --------------              -----------              -----------

                  27               Financial Data Schedule            20