Form 10-K405
period 1999-03-31
SOLA INTERNATIONAL INC
filed 1999-06-17
CIK 912088

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of May 28, 1999, the aggregate market value of Common Stock held by non-affiliates was approximately $408,402,347. For purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of May 28, 1999, 24,866,482 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding. The Company's stock is traded on the New York Stock Exchange under the symbol SOL.

The responses to Items 11, 12 and 13 are incorporated by reference to the material included in the Company's proxy statement for the fiscal year ended March 31, 1999.

================================================================================

                             SOLA INTERNATIONAL INC.

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                                                            Page
PART I

Item 1.   Business..........................................................  3
Item 2.   Properties........................................................  8
Item 3.   Legal Proceedings.................................................  9
Item 4.   Submission of Matters to a Vote of Security Holders...............  9

PART II

Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters.......................................... 10
Item 6.   Selected Financial Data........................................... 11
Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................... 12
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk........ 19
Item 8.   Financial Statements and Supplementary Data....................... 23
Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.......................... 23

PART III

Item 10.  Directors and Executive Officers of the Registrant................ 24
Item 11.  Executive Compensation............................................ 26
Item 12.  Security Ownership of Certain Beneficial Owners and
               Management................................................... 26
Item 13.  Certain Relationships and Related Transactions.................... 26

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K.................................................. 27

                                     PART I

Item 1.    Business

General

         Sola International Inc., a Delaware corporation, designs, manufactures and distributes a broad range of plastic and glass eyeglass lenses. Sola has manufacturing and distribution sites in three major regions -- North America, Europe, and Rest of World (comprising primarily Australia, Asia and South America). Sola's business commenced operations in 1960. Sola International Inc. acquired the Sola business unit (the "Predecessor Business") of Pilkington plc ("Pilkington") on December 1, 1993 (the "Acquisition"). In March 1995, Sola
completed its initial public offering (the "IPO"). On June 19, 1996 Sola acquired substantially all of the worldwide ophthalmic business (the "AO" and "AO Acquisition") of American Optical Corporation ("AOC"). On July 2, 1996 the Company acquired Neolens, Inc. ("Neolens"), a manufacturer of polycarbonate eyeglass lenses. Unless the context otherwise requires, all references to the "Company" or "Sola" herein refer to Sola International Inc. and its consolidated subsidiaries. The Company's fiscal year ends on March 31 of each year. The fiscal years ended March 31, 1999, March 31, 1998 and March 31, 1997 are referred to herein as "fiscal 1999", "fiscal 1998" and "fiscal 1997", respectively.

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

         Although the Company's lenses are manufactured in both glass and plastic, plastic lenses currently account for approximately 90% of the Company's net lens sales. Approximately 47% of ophthalmic lens sales generated by plastic lenses are accounted for by conventional hard resin plastics, with the remainder derived from advanced lens materials such as thinner and lighter plastics and plastic photochromics. These more advanced materials have accounted for a growing percentage of the Company's sales both by volume and revenue. Sola manufactures and markets several advanced thinner and lighter plastic lens materials, including Spectralite(R), Finalite 1.6(TM) and polycarbonate.
Spectralite and Finalite 1.6 are proprietary materials developed by Sola's research and development operation. Raw materials used in the manufacture of these products are available from a number of chemical suppliers. Polycarbonate is a thin and light material with greater impact resistance. To make its lenses even thinner and lighter, the Company has increasingly employed aspheric and atoric designs (i.e., lenses that achieve comparable optical performance with a thinner cross section). The Company also sells plastic photochromic lenses, which require processing by a third party. The technology for such processing is currently proprietary to such third party.

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

         The Company has recently introduced a number of new products and has a number of products in development that are intended to maintain and increase the Company's operating margins. For example, the Company has developed and successfully marketed proprietary progressive lenses (including Percepta(R), Visuality(R) and AO Compact(R)), which incorporate more complex design features than standard products and therefore attract an above average gross profit per pair. During fiscal 1998 and 1999 Sola's proprietary Matrix(R) delivery system was installed at an increasing number of sites in the U.S. and foreign locations. This system, which creates finished prescriptions by bonding together thin lens wafers in a desktop laminating console, allows the rapid delivery of lenses with anti-reflective coating and potentially other high margin add-ons. The Company from time to time may also market products or technologies of third parties to broaden its product range pursuant to contractual relationships with such third parties.

Marketing and Sales

         The Company develops and manages its marketing strategy on a decentralized basis and has sales offices in 25 countries across its three regions. The Company differentiates its products from those of its competitors through lens design, lens materials and coatings formulations. In response to customer demand, the Company's strategy is focused on providing a wide range of quality products on short notice. In developing markets, particularly in non-Japan Asia and Latin America, the Company seeks to expand its market share by increasing local production, attempting to develop brand recognition for its products and marketing to customers the advantage of higher value-added products, all of which are intended to help the Company compete on the basis of quality and service rather than price.

         During fiscal 1999 Sola reached co-branding agreements with Nike, Inc. and Fisher-Price, Inc. The agreement with Nike represents the initiation of a marketing strategy using "Optics by SOLA" as the cornerstone. The Fisher-Price, Inc. relationship enables the Company to reach the children's lens market segment combined with a powerful brand name.

Distribution

         In order to meet customer demand for delivery of a broad range of products within a short time, the Company has established a widespread distribution network, which is managed on a regional basis. The Company operates 59 major distribution centers located in 23 countries, covering all of its three regions.

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

Customers

         During fiscal 1999, the Company's ten largest customers accounted for approximately 22.8% of net sales and the Company's largest customer accounted for less than 5% of net sales. During fiscal 1999, 8 of the Company's 10 largest customers were located in North America and accounted for approximately 18.4% of net sales in the aggregate.

         One of the company's largest competitors, Essilor International, is extensively vertically integrated into wholesale laboratories, both in the United States and other parts of the world. Sola has sold and continues to sell its products to these Essilor laboratories. A number of these laboratories have decreased the purchase of Sola products since being acquired by Essilor.

International Operations

         The Company operates manufacturing and distribution sites in all major regions of the world--North America (including Mexico), Europe, and Rest of World--and derived approximately half of its net sales in fiscal 1999 from the sale of products outside the United States. See Note 16 of Notes to Consolidated Financial Statements included elsewhere herein. As a result, a significant portion of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, exchange rates, tariffs and other trade barriers, staffing and managing foreign operations and potentially adverse tax consequences. Although the Company and its predecessors have been successfully conducting business outside of the United States since its inception in 1960, there can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

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

         The principal materials used by the Company in the production of eyeglass lenses are hard resins (a commodity plastic used in most plastic lenses), glass, specialized chemicals used in many higher index plastic lenses and monomers mixed by the Company in the production of Spectralite and Finalite. The Company believes that these materials are currently available from a variety of sources and that the materials necessary to produce the Company's coatings are readily available from a number of potential sources. In order to reduce materials costs, the Company coordinates centrally the purchasing of raw materials (including monomers).

Research and Development

         The Company has invested and continues to invest heavily in research and development in order to continually develop new and innovative products and to improve the efficiency of its manufacturing process. At March 31, 1999, there were approximately 184 employees involved in the Company's research and development efforts. The Company's research and development expenditures for fiscal 1999, 1998 and 1997 were $18.8 million, $18.3 million and $17.5 million, respectively, (excluding the non-recurring $9.5 million in-process research and development non-cash charge associated with the AO Acquisition in fiscal 1997) representing 3.5%, 3.3% and 3.6% of net sales for each of those years. The Company has its own research and development centers in Petaluma, California, Southbridge, Massachusetts, and Adelaide, Australia. A small process automation group is attached to the manufacturing operation in Wexford, Ireland.

         The Company's research and development focuses on the design and development of innovative, value-added products, on new materials with superior characteristics, on technology that will deliver products to the market more efficiently, and on technologies to improve productivity in the manufacture of existing products. Recent research and development programs include the successful development of the Finalite thin and light lens material, the development of Spectralite with photochromic capabilities, Percepta, Visuality and AO Compact progressive designs and ViZio(TM) polycarbonate lenses. Sola's proprietary Matrix delivery system which creates finished prescriptions by bonding together thin lens wafers in a desktop laminating console, allows the rapid delivery of lenses with anti-reflection coating and potentially other high margin add-ons. This system is being installed at an increasing number of sites in the U.S. and foreign locations.

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

         In addition to direct competition with other manufacturers of eyeglass lenses, the Company competes indirectly with manufacturers of contact lenses and providers of medical procedures for the correction of visual impairment. Contact lenses and eyeglasses are not, however, perfect substitutes because of the difficulty of developing progressive or bifocal contact lenses for presbyopia and the tendency of contact lens wearers to also own eyeglasses. A number of companies have developed, or are developing, surgical equipment or implants used to correct refractive error, including myopia, hyperopia and astigmatism. These procedures are ineffective at correcting presbyopia, which affects the vast majority of people above the age of 45, and is a major cause of demand for Sola's progressive and other multifocal lenses. However, there can be no assurance that current medical procedures, or ones developed in the future, will not materially impact demand for the Company's lenses.

Patents, Trademarks & Licenses

         The Company seeks to protect its intellectual property throughout the world. As of March 31, 1999, the Company had filed (or applied for) patents for 69 discrete inventions or technologies. Many of the Company's patents have been filed in multiple countries, and they include 55 patents (or patent applications) filed in the United States. The Company has been granted, or is licensed to use, 1,021 trademarks in various countries, representing rights to 245 discrete names. These include 65 trademarks granted in the United States. A further 56 trade names are under application. The Company does not believe that it is dependent on any particular patent, trade secret or similar intellectual property and, in light of its manufacturing, marketing and distribution strengths, believes that the loss of any individual trademark, trade secret or patent would not have a material adverse effect on its results of operations or financial condition.

Employees

         As of March 31, 1999, the Company had approximately 7,450 employees throughout the world. The majority of the Company's employees are not represented by labor unions. Labor relations are considered to be good and there have been no significant labor disputes in the past ten years.

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

         Since 1988 the Company has operated a ground water remediation system at its Petaluma, California manufacturing facility in accordance with a consent order issued by the U.S. Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The system is designed to remediate a pre-1982 release of hazardous substances. Analytical results indicate that contamination levels have decreased significantly over the past few years. Since March 1997 the Company has curtailed clean-up activities, while continuing to monitor contamination levels. During the quarter ended December 31, 1997 a report on contamination levels, and the impact of curtailed activities, was submitted to the EPA which indicates no significant impact on the site from the curtailed activities, and the EPA has consented to continued curtailment of activities. The Company expects continued reduction of clean-up activities due to relatively low levels of contamination existing at the site.

         Late in fiscal 1996, the Company was requested by the Missouri Department of Natural Resources ("MDNR") to conduct a removal action at a disposal site near Eldon, Missouri known as the Coburn Optical Industries Dump site, which was allegedly used by a predecessor to the Company for disposal of waste water sludge containing lead from 1974 to 1986. The Company completed its clean-up program during fiscal 1998 and the MDNR issued a no further action letter.

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

         See Note 15 of Notes to Consolidated Financial Statements included elsewhere herein.

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

     Eldon, Missouri................     Manufactures multifocal glass lenses; manufactures molds            Owned

     San Diego, California..........     Headquarters for American Optical                                   Leased

     Southbridge, Massachusetts.....     Research and development and distribution center                    Leased

     Miami, Florida.................     Manufactures finished polycarbonate lenses; houses tinting          Leased
                                         and coating operations for plano lenses; Sunlens and Latin
                                         America divisional head offices

     Portland, Oregon...............     Anti-reflection coating laboratory                                  Owned

     Tijuana, Mexico................     Manufactures plastic and glass lenses; manufactures molds;       Part owned,
                                         distribution center                                              part leased


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

     Birmingham, United                  Prescription processing laboratory with anti-reflection             Leased
       Kingdom......................     coating capability; marketing and distribution center


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

     Hong Kong......................     Prescription processing laboratory with anti-reflection             Leased
                                         coating capability; marketing and distribution center

     Guangzhou, China...............     Two sites; China head office and second China manufacturing    Part owned, part
                                         site for hard resin lenses                                          leased

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

   South America
     Petropolis, Brazil.............     Manufactures hard resin ophthalmic and plano lenses                 Owned

     Villa de Cura, Venezuela.......     Manufactures hard resin lenses; distribution center                 Owned


   Australia
     Lonsdale, Australia............     Manufactures plastic lenses; manufactures molds; research      Part owned, part
                                         and development center; prescription processing laboratory          leased
                                         with anti-reflection coating facility; marketing and
                                         distribution center; regional administrative offices for
                                         Australia and Asian regions


         A portion of the Company's research and development activities, its corporate headquarters and certain manufacturing and distribution operations are located near major earthquake faults. Operating results could be materially affected in the event of a major earthquake. The Company is predominantly self-insured for losses and interruptions caused by earthquakes.

         For further information concerning the Company's leased properties, see
Note 14 of Notes to Consolidated Financial Statements included elsewhere herein. The Company's operating leases have expirations ranging from 1999 to 2012. The Company does not anticipate any difficulties in renewing or replacing such leases as they expire; however, there can be no assurances that the Company will be able to renew or replace such leases. The Company believes that its manufacturing capacity is sufficient for its current needs.


Item 3. LEGAL PROCEEDINGS

         In addition to the proceedings described under "Business - Environmental Matters", the Company is involved in routine litigation incidental to its business, none of which it believes will have a material adverse effect on its results of operations or financial condition. See Note 15 of Notes to Consolidated Financial Statements included elsewhere herein.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the last quarter of fiscal 1999.

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

                                                                                            Common Stock
                                                                                             Price Range
                                                                                        ---------------------
                                                                                        High              Low
                                                                                        ----              ---
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

Fiscal Year Ended March 31, 1999:
     First Quarter ended June 30, 1998......................................           $43 3/4          $32 1/2
     Second Quarter ended September 30, 1998................................           $34 3/4          $14 3/8
     Third Quarter ended December 31, 1998..................................           $20              $13
     Fourth Quarter ended March 31, 1999....................................           $18 3/4          $ 9 7/8


         On May 28, 1999, the closing price per share of the Company's Common Stock on the New York Stock Exchange was $16.69. As of May 28, 1999, there were 433 holders of record of the Company's Common Stock, which excludes beneficial owners of Common Stock held in "street name".

         The Company has not declared or paid any cash dividends on its Common Stock since December 1993. The Company's credit agreement, among the Company, the lenders named therein and The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions, dated June 1996 as amended (the "Amended Agreement"), generally restricts, subject to certain exceptions, the payment of dividends, distributions and other payments. The Company does not anticipate paying any cash dividends in the foreseeable future and intends to retain future earnings for the development and expansion of its business. Subject to such restrictions, any future determination to pay dividends will be at the discretion of the Company's Board of Directors and subject to certain limitations under the General Corporation Law of the State of Delaware and will depend upon the Company's results of operations, financial condition, other contractual restrictions and factors deemed relevant by the Board of Directors.

Item 6. SELECTED FINANCIAL DATA

                                                                             Fiscal Year Ended March 31,
                                                     ---------------------------------------------------------------------------
                                                       1999(1)         1998            1997(2)          1996             1995
                                                     ---------       ---------        ---------       ---------        ---------
Statements of Operations Data
(in thousands, except per share data)
   Net sales ....................................    $ 529,789       $ 547,735        $ 488,689       $ 387,709        $ 345,631
                                                     =========       =========        =========       =========        =========
   Income before
     extraordinary item .........................    $  12,521       $  51,092        $  30,897       $  34,588        $  13,640(4)
   Extraordinary item, net of
      taxes .....................................         --            (5,939)(3)         --              (912)(3)       (3,915)(4)
                                                     ---------       ---------        ---------       ---------        ---------
   Net income ...................................    $  12,521       $  45,153        $  30,897       $  33,676        $   9,725
                                                     =========       =========        =========       =========        =========

Earnings (Loss) Per Share Data
basic
   Income (loss) before
   extraordinary ................................    $    0.51       $    2.09        $    1.31       $    1.59        $    0.82
     item
   Extraordinary item ...........................         --             (0.24)            --             (0.04)           (0.23)
                                                     ---------       ---------        ---------       ---------        ---------
   Net income ...................................    $    0.51       $    1.85        $    1.31       $    1.55        $    0.59
                                                     =========       =========        =========       =========        =========
   Weighted average common
     shares outstanding .........................       24,794          24,400           23,561          21,785           16,710
                                                     =========       =========        =========       =========        =========
Earnings (Loss) Per Share Data
diluted
   Income (loss) before
   extraordinary ................................    $    0.49       $    2.00        $    1.24       $    1.51        $    0.78
     item
   Extraordinary item ...........................         --             (0.23)            --             (0.04)           (0.22)
                                                     ---------       ---------        ---------       ---------        ---------
   Net income ...................................    $    0.49       $    1.77        $    1.24       $    1.47        $    0.56
                                                     =========       =========        =========       =========        =========
   Weighted average common and
     dilutive securities outstanding ............       25,412          25,547           24,859          22,944           17,516
                                                     =========       =========        =========       =========        =========


                                                                                  As of March 31,
                                                     ---------------------------------------------------------------------------
                                                       1999            1998             1997            1996              1995
                                                     ---------       ---------        ---------       ---------        ---------
Balance Sheet Data
   Total assets .................................    $ 699,299       $ 684,058        $ 605,508       $ 416,849        $ 383,457
   Long-term debt ...............................      208,414         196,386          162,797          97,890          107,407
   Total shareholders' equity ...................      332,362         327,022          284,298         192,241          159,443


---------------------------
(1) In fiscal 1999, primarily during the fourth quarter, the Company recorded special charges in the amount of $27.3 million, or $20.5 million, $0.81 per diluted share, after consideration of the associated tax benefit (see "Note 10 of Notes to Consolidated Financial Statements").
(2) For fiscal 1997, the Company recorded two non-recurring charges in connection with the AO Acquisition: (i) a $7.2 million charge for the amortization associated with an inventory write-up to fair value that was reflected in cost of sales; and (ii) a $9.5 million charge for the write-off of in-process research and development that was reflected in in-process research and development expense.
(3) For fiscal 1998 and fiscal 1996, the extraordinary items comprise losses due to the repurchases of senior subordinated notes, net of tax.
(4) For fiscal 1995, the Company recorded two non-recurring charges in connection with the IPO: (i) a $3.0 million charge for the termination of the AEA Investors Inc. management agreement with the Company that was reflected in general and administrative expenses; and (ii) a $3.9 million write-off of debt issuance costs, that was reflected in the historical financial statements as an extraordinary item.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The financial statements for the year ended March 31, 1997 reflect the consolidated operations of the Company after accounting for the acquisition ("AO Acquisition") of substantially all of the worldwide ophthalmic business ("AO") of American Optical Corporation ("AOC") on June 19, 1996 (see Note 1 of Notes to Consolidated Financial Statements), using the purchase method of accounting. Operating results for fiscal 1997 subsequent to the AO Acquisition include non-recurring, non-cash charges relating to the write-off of in-process research and development projects ($9.5 million) and amortization associated with an inventory write-up to fair value ($7.2 million), both of which were recorded in connection with the AO Acquisition. The years ended March 31, 1999, 1998 and 1997 are referred to herein as fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

         The following table reflects the results of operations for the three fiscal years 1999, 1998 and 1997. The adjustment column in fiscal 1997 reflects adjustments to present results of operations on a more comparable basis adjusting for the non-recurring, non-cash charges, and tax effects thereof in connection with the AO Acquisition, noted above.

                                                                              Fiscal Year Ended March 31,
                                                      -----------------------------------------------------------------------------
                                                                                                                         Adjusted
(In thousands)                                          1999             1998             1997          Adjustments        1997
                                                      ---------        ---------        ---------        ---------        ---------
Net sales .....................................       $ 529,789        $ 547,735        $ 488,689                         $ 488,689
Cost of sales .................................         291,389          289,677          264,535        $  (7,216)         257,319
                                                      ---------        ---------        ---------        ---------        ---------
  Gross profit ................................         238,400          258,058          224,154            7,216          231,370
                                                      ---------        ---------        ---------        ---------        ---------
Research and development expenses .............          18,757           18,303           17,539                            17,539
Selling and marketing expenses ................          96,609           93,993           92,387                            92,387
General and administrative expenses
  (including goodwill amortization) ...........          57,977           53,056           47,381                            47,381
Special charges ...............................          27,306             --               --                                --
In-process research and development expenses ..            --               --              9,500           (9,500)            --
                                                      ---------        ---------        ---------        ---------        ---------
  Operating expenses ..........................         200,649          165,352          166,807           (9,500)         157,307
                                                      ---------        ---------        ---------        ---------        ---------
  Operating income ............................          37,751           92,706           57,347           16,716           74,063
Interest expense, net .........................         (17,559)         (16,754)         (15,961)                          (15,961)
                                                      ---------        ---------        ---------        ---------        ---------
  Income before provision for
    income taxes, minority interest
    and extraordinary item ....................          20,192           75,952           41,386           16,716           58,102
Provision for income taxes ....................          (8,394)         (25,369)         (10,737)          (5,851)         (16,588)
Minority interest .............................             723              509              248                               248
                                                      ---------        ---------        ---------        ---------        ---------
  Income before extraordinary item ............          12,521           51,092           30,897           10,865           41,762
Extraordinary item, loss on
  repurchase of senior subordinated
  notes, net of tax ...........................            --             (5,939)            --                                --
                                                      ---------        ---------        ---------        ---------        ---------
  Net income ..................................       $  12,521        $  45,153        $  30,897        $  10,865        $  41,762
                                                      =========        =========        =========        =========        =========

Results of Operations

         The following table sets forth, for the fiscal years indicated, the Company's results of operations as a percentage of net sales.

                                                                      Fiscal year ended March 31,
                                                                   ---------------------------------
                                                                   1999          1998          1997
                                                                   -----         -----         -----
                                                                    %             %             %
        Net sales.........................................         100.0         100.0         100.0
        Cost of sales.....................................          55.0          52.9          54.1
                                                                   -----         -----         -----
          Gross profit....................................          45.0          47.1          45.9
                                                                   -----         -----         -----
        Research and development expenses.................           3.5           3.3           3.6
        Selling and marketing expenses....................          18.2          17.2          18.9
        General and administrative expenses...............          10.9           9.7           9.7
        Special charges...................................           5.2           --             --
        In-process research and
          development expenses............................           --            --            1.9
                                                                   -----         -----         -----
          Operating expenses..............................          37.8          30.2          34.1
                                                                   -----         -----         -----
          Operating income ...............................           7.2          16.9          11.8
        Interest expense, net.............................          (3.3)         (3.1)         (3.2)
          Income before provision for income taxes,
            minority interest and extraordinary item......           3.9          13.8           8.6
        Provision for income taxes........................          (1.6)         (4.6)         (2.2)
        Minority interest.................................           0.1           0.0           0.0
        Extraordinary item................................           0.0          (1.0)          0.0
                                                                   -----         -----         -----
          Net income .....................................           2.4           8.2           6.4
                                                                   =====         =====         =====


Fiscal 1999 compared to Fiscal 1998

Net Sales

         Net sales were $529.8 million in fiscal 1999 reflecting a decrease of 3.3% from $547.7 million in fiscal 1998. Using constant exchange rates, the percentage decrease was 2.3%, and excluding Brazilian frame and equipment business sales (see below), constant exchange rate net sales would have decreased by 1.4%. The decline in net sales was primarily attributable to the North American and Rest of World regions. The sales decline in the North American region (primarily the United States) resulted from reduced net sales to laboratory customers that were acquired in fiscal 1998 by Essilor Laboratories of America, as well as lower sales of Spectralite photochromic products caused by the release of a new generation Transitions product in CR39 plastic material. Also contributing to the net sales shortfall was softness of the Asian, Australian and South American economies, although these regions only accounted for approximately 18% of net sales in the aggregate. Underperformance in the Company's Australian operations was partially caused by weakness of the Australian dollar against the U.S. dollar. South American sales declined by approximately 25% in the fourth quarter compared to the fourth quarter of fiscal 1998. Significantly contributing to this decline was the devaluation of the Brazilian Real in January 1999 and the sale of the Company's Brazilian frame and equipment business during April 1998, which had contributed approximately $5.2 million of net sales in fiscal 1998.

         The foregoing decreases were offset, in part, by growth in CR39 photochromic lens sales, especially due to the new generation Transitions product in CR39 plastic material, mentioned above, sales of high index lenses and new progressive lens designs. Higher priced products accounted for approximately 67% of net lens sales in fiscal 1999 compared to approximately 66% for fiscal 1998. Progressive lens net sales for fiscal 1999 were down by 1.5% compared to fiscal 1998, although in the fourth quarter progressive lens net sales were 4.3% higher than for the same period in the prior year. Net sales performances by region were as follows: North America declined by 6.2%, Europe increased by 6.9% and Rest of World declined by 10.9%. Using constant exchange rates the regional performances were as follows: North America declined by 6.0%, Europe increased by 5.7% and Rest of World declined by 5.1%.

Gross Profit and Gross Margin

         Gross profit totaled $238.4 million for fiscal 1999 reflecting a decrease of 7.6% from gross profit of $258.1 million for fiscal 1998. Gross profit as a percentage of net sales ("gross margin") decreased to 45.0% for fiscal 1999 from 47.1% for fiscal 1998. The gross margin decrease was principally due to lower progressive lens product sales, product mix changes, and underabsorption of overhead due to a slow-down in production levels during the second through fourth quarters to align production with sales demand and expectations. The Company experiences price competition, which can be severe in certain markets, particularly for standard products.

Operating Expenses

         Operating expenses in fiscal 1999 totaled $200.6 million compared to operating expenses of $165.4 million for fiscal 1998. Included in fiscal 1999 operating expenses is $27.3 million representing special charges incurred predominantly in the fourth quarter. If these charges were excluded from operating expenses, operating expenses would have been $173.3 million, an increase over the prior year of 4.8%. Operating expenses, excluding the special charges, for fiscal 1999 and 1998 as a percentage of net sales were 32.7% and 30.2%, respectively. Reflecting the reduced net sales in fiscal 1999, overall operating expenses, excluding the special charges, in fiscal 1999, have remained relatively flat with those of the prior year. Research and development expenses for fiscal 1999 and 1998 represent 3.5% and 3.3% of net sales, respectively. Selling and marketing expenses were 18.2% and 17.2%, of net sales in fiscal 1999 and 1998, respectively. As a percentage of net sales, general and administrative expenses increased to 10.9% for fiscal 1999 compared to 9.7% for fiscal 1998. The change in general and administrative expenses relates to increased information technology related expenses and impact of currency rates offset by lower expenses for performance based management bonuses and favorable changes in estimates related to certain reserves and accruals in the first quarter of fiscal 1999.

         Fiscal 1999 operating expenses included $27.3 million of special charges. Of this $27.3 million charge, $15.2 million related to strategic actions designed to improve the Company's operating performance. The charges include costs associated with the consolidation of the Sola and American Optical manufacturing facilities in Mexico ($8.0 million), other work force reductions ($3.0 million), as well as inventory ($3.1 million) and accounts receivable ($1.1 million) write-downs which resulted from the Asian and Brazilian economic softness. The Company currently estimates that it is likely to incur an additional $2 million to $3 million in charges associated with further reductions in force in the first half of fiscal 2000. Additionally, the dramatic devaluation of the Brazilian Real in January 1999, and the related impact on asset realization, including losses related to the Company's inability to collect the accounts receivable from the original sale of the Brazilian frame and equipment business (which the Company re-assumed in April 1999) resulted in pre-tax charges of $12.1 million in the fourth quarter, which comprised the remainder of the $27.3 million special charge (see Note 10 of Notes to Consolidated Financial Statements).

Operating Income

         Operating income for fiscal 1999 totaled $37.8 million, a decrease of $54.9 million from fiscal 1998 operating income of $92.7 million, or 59.3%. If the special charges included in operating expenses were excluded from the operating income, fiscal 1999 operating income would have been $65.1 million and the decrease of fiscal 1999 operating income from fiscal 1998 operating income would have been 29.8%.

Net Interest Expense

         Net interest expense totaled $17.6 million for fiscal 1999 compared to $16.8 million for fiscal 1998, an increase of $0.8 million. During the third quarter of fiscal 1998 the Company repurchased its 9 5/8% Senior Subordinated Notes, and during the fourth quarter of fiscal 1998 the Company issued 6 7/8%

Senior Notes. The net effect of the above two changes has been to reduce current period interest rates. This reduction in interest rates and therefore interest expense has been more than offset by an increase in interest expense due to increased borrowing levels in the current year.

Provision for Income Taxes

         The Company's combined state, federal and foreign tax rate was approximately 41.6% for fiscal 1999 compared to 33.4% for fiscal 1998. The primary cause of the increase in the effective income tax rate for fiscal 1999 to 41.6% was the Company booking a valuation allowance, and therefore no tax benefit, against the loss related to the Company's inability to collect the accounts receivable from the original sale of the Brazilian frame and equipment business, which the Company reassumed in April 1999. If the special charges are excluded from income before provision for income taxes, and the tax benefit associated with the special charges are excluded from the provision for income taxes, the resulting effective combined state, federal and foreign tax rate would have been 32.0%. The Company has deferred tax assets on its balance sheet as of March 31, 1999 amounting to approximately $23.8 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Net Income

         Net income for fiscal 1999 totaled $12.5 million compared to $45.2 million for fiscal 1998. If the extraordinary item was excluded from fiscal 1998 results and the special charges and associated taxes were excluded from fiscal 1999 results, the decline from fiscal 1998, as adjusted, to fiscal 1999, as adjusted, would have been $18.1 million, or 35.4%.

Fiscal 1998 compared to Fiscal 1997

Net Sales

         Net sales were $547.7 million in fiscal 1998 reflecting an increase of 12.1% from $488.7 million in fiscal 1997. Using constant exchange rates, the percentage increase from fiscal 1997 to fiscal 1998 was 16.6%. Higher priced product growth contributed to the Company's net sales growth in fiscal 1998 and fiscal 1997, led by the growth of Spectralite, plastic photochromic and polycarbonate products, offset in part by price and volume erosion in net sales of lower priced products. Higher priced products accounted for approximately 66% of net lens sales in fiscal 1998 compared to 61% in fiscal 1997. Increased marketing and customer service efforts also contributed to the growth in other higher priced products. Net sales increases by region from fiscal 1997 to 1998 were as follows: North America 20.1%, Europe 7.1% and Rest of World 1.3%. At constant exchange rates, net sales increases from fiscal 1997 to fiscal 1998 were: North America 20.1%, Europe 16.0% and Rest of World 6.8%.

Gross Profit and Gross Margin

         Gross profit totaled $258.1 million in fiscal 1998 reflecting an increase of 15.1% from fiscal 1997 gross profit of $224.2 million. If the amortization associated with an inventory write-up to fair value in fiscal 1997, of $7.2 million, is excluded from the fiscal 1997 gross profit, then the percentage increase from fiscal 1997 to fiscal 1998 is 11.5%. Gross profit as a percentage of net sales in fiscal 1998, fiscal 1997 and fiscal 1997, as adjusted, were 47.1%, 45.9% and 47.3%, respectively. The Company incurred manufacturing start up costs in its new finished polycarbonate manufacturing operation acquired when the Company purchased Neolens, Inc. in July 1996, and ramp up costs associated with new product offerings, such as Matrix, the Company's anti-reflective coating delivery system, which resulted in reduced gross margins. Offsetting in part the aforementioned reductions, has been a shift towards higher value added products, and benefits from the Company's cost reduction program.

Operating Expenses

         Operating expenses totaled $165.4 million in fiscal 1998, a decrease of $1.4 million from fiscal 1997 operating expenses of $166.8 million. If the write-off of in-process research and development projects in fiscal 1997 of $9.5 million is excluded from the fiscal 1997 operating expenses, then the fiscal 1998 operating expenses increased 5.1% compared to fiscal 1997, as adjusted. Research and development expenses for fiscal 1998 and fiscal 1997 represent 3.3% and 3.6%, respectively, of annual net sales, reflecting the Company's continued commitment to research and development of new products, materials and processes. Selling and marketing expenses were 17.2% and 18.9% of net sales in fiscal 1998 and 1997, respectively. During the fourth quarter of fiscal 1997 the Company introduced a new progressive lens design, Percepta, with a worldwide launch. Significant marketing expenditures associated with this launch were incurred primarily in the last two quarters of the 1997 fiscal year resulting in higher sales and marketing expenses as a percentage of net sales in fiscal 1997. General and administrative expenses in both fiscal 1998 and fiscal 1997 were 9.7% as a percentage of net sales.

Operating Income

         Operating income for fiscal 1998 totaled $92.7 million, an increase of $35.4 million over fiscal 1997 operating income of $57.3 million, or 61.7%. If the amortization associated with the inventory write-up to fair value of $7.2 million, and the write-off of in-process research and development projects of $9.5 million, are excluded from the operating income of fiscal 1997, then fiscal 1997 operating income increases to $74.1 million, and the growth of fiscal 1998 operating income over fiscal 1997 operating income, as adjusted, is 25.2%.

Net Interest Expense

         Net interest expense totaled $16.8 million for fiscal 1998 and $15.9 million for fiscal 1997. Interest expense was higher in fiscal 1998 than fiscal 1997, primarily due to a full year of higher indebtedness to fund the acquisitions of AO and Neolens in June and July of 1996, offset in part by lower interest rates on the Company's revolving line of credit, and the repurchase of its 9 5/8% senior subordinated notes in December 1997. Simultaneously with the AO Acquisition, the Company entered into a new bank credit facility with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions (see "--Liquidity and Capital Resources"). In July 1996, the Company issued 2.32 million shares of common stock in a public offering for which it received net proceeds of approximately $62.8 million.

Provision for Income Taxes

         The Company's combined state, federal and foreign tax rate was approximately 33.4% for fiscal 1998 compared to 25.9% for fiscal 1997. The utilization of United States valuation allowances, arising in fiscal 1994, were the primary reasons for the lower income tax rate in fiscal 1997.

Extraordinary Item

         During fiscal 1998 the Company repurchased all of its remaining 9 5/8% Senior Subordinated Notes due 2003. As a result of the repurchase the Company recorded an extraordinary charge of $5.9 million resulting from the write-off of unamortized debt issuance costs and premium over accreted value, net of tax. The repurchase was funded by borrowings under the Company's credit agreement.

Net Income

         Net income for fiscal 1998 totaled $45.2 million compared to $30.9 million for fiscal 1997. If the extraordinary item is excluded in fiscal 1998 and the one time charges are excluded in fiscal 1997 the growth from fiscal 1997, as adjusted, to fiscal 1998, as adjusted would have been 22.3%.

Liquidity and Capital Resources

         Operating activities generated $3.2 million in cash in fiscal 1999 compared with $20.9 million in fiscal 1998 and $32.4 million in fiscal 1997. The reduction in cash flows from operations in fiscal 1999 compared to fiscal 1998 is primarily due to the reduced net income, reduced trade payables and accrued liabilities, and increased net deferred taxes, offset in part by reduced growth of accounts receivable and inventories, and increased depreciation and amortization. The change in cash flows from operations in fiscal 1998 compared to fiscal 1997 was primarily due to increases in inventories and accounts receivable, offset by significantly improved net income in fiscal 1998. In addition, during fiscal 1998 the Company decided to take advantage of prompt pay discounts offered by suppliers in the United States resulting in accounts payable not increasing in line with the increases in the business.

         During fiscal 1999 inventories as a percentage of net sales grew to 31.8% from 31.0% in the prior year. The increase in inventories as a percentage of net sales is primarily a result of reduced net sales. During the first half of fiscal 1999 inventory levels increased substantially, and management reduced production levels, primarily in the second half of the year, to combat this growth, bringing the inventory levels back in line with the beginning of the year levels. During fiscal 1998 inventories as a percentage of net sales grew to 31.0% from 28.4% in the prior year. The increase in inventories was primarily a result of building inventories to support new product launches, growth in higher priced products as a percentage of net sales and therefore of inventories, and the projected overall increase in the business. Accounts receivable as a percentage of net sales increased to 22.4% in fiscal 1999 compared to 22.0% a year ago. The slow-down in world economies, particularly in Asia and South America have contributed to the increase in accounts receivable as a percentage of net sales. Accounts receivable as a percentage of net sales increased to 22.0% in fiscal 1998 compared to 21.5% for fiscal 1997.

         During fiscal 1999 net cash expended on investing activities amounted to $38.5 million. Of this amount $30.5 million represented capital expenditures and $8.6 million represented investment in acquisitions. The most significant capital expenditures, primarily on additional production capacity and computer system upgrades, were made in the United States, Mexico, Brazil, Italy and Australia. The $8.6 million spent on acquisitions represents the acquisition of the assets of an anti-reflection coating laboratory in Oregon, USA, acquired by the Company in June 1998. During fiscal 1998 net cash expended on investing activities amounted to $41.2 million, primarily being capital expenditures. The most significant capital expenditures, primarily on additional production capacity, were made in the United States, Mexico, Brazil, China, Venezuela and Australia. During fiscal 1997 net cash expended on investing activities amounted to $154.8 million. On June 19, 1996, the Company acquired substantially all of the worldwide ophthalmic business of AOC for cash consideration of $103.6 million (together with the assumption of certain liabilities) (the "AO Acquisition"). The AO Acquisition was funded primarily through borrowings under the Company's then existing credit agreement, which borrowings were subsequently repaid in part with the proceeds from the equity public offering during July 1996. On July 2, 1996 the Company acquired Neolens, Inc. ("Neolens"), a Florida corporation for cash consideration of approximately $15.5 million, including the assumption of Neolens debt ("Neolens Acquisition"). The Neolens Acquisition was funded through borrowings under the Company's then existing credit agreement. During fiscal 1997, the Company spent approximately $30.0 million on capital expenditures, primarily to add production capacity, in the United States, Mexico, China and Brazil. Management anticipates capital expenditures of $25 million to $30 million annually over the next several years, of which approximately $5 million annually is viewed as discretionary.

         Financing activities generated $22.5 million in cash in fiscal 1999 and $32.3 million in fiscal 1998, primarily from additional borrowings under the Amended Agreement and exercise of stock options by employees. In the third quarter of fiscal 1998 the Company repurchased all of its remaining 9 5/8% Senior Subordinated Notes due 2003. The notes repurchase was funded by borrowings under the Amended Agreement. In conjunction with the repurchase of its Senior Subordinated Notes the Company amended its bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions ("Amended Agreement").

         The Amended Agreement increased the Company's multicurrency revolving facility from $180 million to $300 million. Borrowings are divided into two tranches. Tranche A permits borrowings up to $30 million in either U.S. dollars or foreign currencies, to be used for working capital and consummating certain permitted acquisitions. Tranche B permits borrowings of up to $270 million and can be used for working capital purposes, outstanding letters of credit and consummating certain permitted acquisitions. The Tranche A Facility matures on October 31, 2000 and the Tranche B Facility matures on May 31, 2001. Among other things the Amended Agreement changed certain financial covenants, removed the requirement for foreign subsidiary guarantees under the Tranche A Facility, increased the basket for incurring other unsecured indebtedness to $150 million, and deleted the term facility portion.

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

         Financing activities generated $125.3 million in fiscal 1997. During July 1996 the Company sold 2,320,000 additional shares of common stock at $28.625 per share through a public offering. The net proceeds from this offering were approximately $62.8 million. The Company used such net proceeds to repay indebtedness which it incurred under its then existing bank credit agreement. Simultaneously with the closing of the AO Acquisition, the Company entered into a bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions, covering an aggregate amount of $180 million.

         The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of March 31, 1999, the Company's total credit available under such facilities was approximately $44.1 million, of which $16.9 million had been utilized.

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

Currency Exchange Rates

         As a result of the Company's worldwide operations, currency exchange rate fluctuations tend to affect the Company's results of operations and financial position. The two principal effects of currency exchange rates on the Company's results of operations and financial position are (i) translation adjustments for subsidiaries where the local currency is the functional currency and (ii) translation
adjustments  for  subsidiaries  in  hyper-inflationary  countries.   Translation
adjustments for functional local currencies have been made to shareholders' equity. For the fiscal years ended March 31, 1999, 1998 and 1997 such translation adjustments were approximately $(9.2) million, $(10.0) million and $(3.8) million, respectively, primarily as a result of the strength of the U.S. dollar.

         For translation adjustments of the Company's subsidiaries operating in hyper-inflationary countries, until recently primarily Brazil, the functional currency is determined to be the U.S. dollar, and therefore all translation adjustments are reflected in the Company's Statements of Operations. During January 1999 the Brazilian Real devalued against the U.S. dollar. By March 31, 1999 the Real had deteriorated to 1.74 against the U.S. dollar, compared to 1.21 against the U.S. dollar as of December 31, 1998, although it had reached higher than 2.00 against the U.S. dollar in February. As a result of this devaluation the Company incurred an exchange loss of approximately $5.9 million in the fourth quarter of fiscal 1999 (see Note 10 of Notes to Consolidated Financial Statements). In hyper-inflationary environments, the Company generally protects margins by methods which include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible.

         Because a majority of the Company's debt is U.S. dollar denominated, the Company may hedge against certain currency fluctuations by entering into currency swaps (however certain currencies, such as the Brazilian Real, cannot be hedged economically), although no such swaps had been entered into as of March 31, 1999. As of March 31, 1999 certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments in amounts other than their home currency. The carrying amount of the forward contracts approximates fair value, which has been estimated based on current exchange rates. For further financial data of the Company's performance by region, see Note 16 of Notes to Consolidated Financial Statements.

Seasonality

         The Company's business is somewhat seasonal, with third quarter results generally weaker than the other three quarters as a result of lower sales during the holiday season, and fourth quarter results generally the strongest.

Inflation

         Inflation continues to affect the cost of the goods and services used by the Company. The competitive environment in many markets limits the Company's ability to recover higher costs through increased selling prices, and the Company is subject to price erosion in many of its standard product lines. The Company seeks to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. For a description of the effects of inflation on the Company's reported revenues and profits and the measures taken by the Company in response to inflationary conditions (see--"Currency Exchange Rates").

Quantitative and Qualitative Disclosures about Market Risk

         Quantitative Disclosures.

         The Company is exposed to market risks inherent in its operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business.

         Interest Rate Risk. The Company is subject to interest rate risk on its existing long-term debt and any future financing requirements. Fixed rate debt consists primarily of outstanding balances on Senior Notes, and variable rate debt relates primarily to borrowings under the Company's Bank Credit Agreement.

         The following table presents the future principal cash flows and weighted average interest rates expected on the Company's existing long-term debt instruments. Fair values have been determined based on quoted market prices as of March 31, 1999:

                                                        Expected Maturity Date (as of March 31, 1999)
                               -----------------------------------------------------------------------------------------------------
                               Fiscal        Fiscal       Fiscal        Fiscal     Fiscal
                                2000          2001         2002          2003       2004      Thereafter       Total      Fair Value
                                ----          ----         ----          ----       ----      ----------       -----      ----------
                                                                  (dollars in thousands)
Long-term debt:
  Fixed rate debt ..........  $   4,510    $   1,441    $     3,292    $   264    $   174    $   100,243    $   109,924    $103,274

Weighted average
  interest rate ............       6.93%        6.09%          6.35%      4.21%      3.13%          6.85%          6.21%

Long-term debt:
  Variable rate debt .......       --           --      $   103,000       --         --             --      $   103,000    $103,000

Weighted average
  interest rate ............       --           --             5.56%      --         --             --             5.56%


         Currency Rate Risk. The Company's subsidiaries primarily operate in foreign markets, and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies, and therefore there are no appropriate quantitative disclosures.

         Qualitative Disclosures.

         Interest Rate Risk. The Company's primary interest rate risk exposures relate to:

            o    Interest rate risk on variable long-term borrowings,

            o The ability of the Company to pay or refinance long-term borrowings at maturity at market rates,

            o The impact of interest rate movements on the Company's ability to meet interest expense requirements and financial covenants and

            o The impact of interest rate movements on the Company's ability to obtain adequate financing to fund future operations or business acquisitions

         The Company manages interest rate risk on its outstanding long-term borrowings through the use of fixed and variable rate debt. While the Company cannot predict its ability to refinance existing debt, or the impact interest rate movements might have on existing debt, management evaluates the Company's financial position on an ongoing basis.

         Currency Rate Risk. The Company's primary currency rate risk exposures relate to:

            o The Company's decentralized operations, whereby approximately 50% of the Company's revenues are derived from operations outside the United States, denominated in currencies other than the U.S. dollar,

            o The ability of the Company's U.S. operations to satisfy cash flow requirements of predominantly U.S. dollar denominated long-term debt without the need to repatriate into the United States foreign earnings and profits, which are denominated in currencies other than the U.S. dollar,

            o The Company's investments in foreign subsidiaries being primarily directly from the U.S. parent, resulting in U.S. dollar investments in foreign currency functional companies and

            o The location of the Company's operating subsidiaries in a number of countries that have seen significant exchange rate changes against the U.S. dollar, primarily downwards in recent years, such as Brazil, Mexico, China, Venezuela and other Asian countries.

         The Company manages its currency rate risks through a variety of measures. The Company operates on a decentralized regional basis with manufacturing operations located in most major markets. As a result, individual markets are not necessarily impacted by changes in currency exchange rates. In addition, the Company negotiated as part of its Bank Credit Agreement a multicurrency facility so that local borrowings could be made in the currency of the local entity, whilst still obtaining the benefits of central borrowing capability. In addition, in certain limited instances, subsidiaries, after obtaining approval from the Company's head office, will enter into forward exchange contracts in connection with inter-company purchases and sales of products. These contracts do not extend longer than one year, and are immaterial to the overall operations of the group. Subsidiaries operating in high or hyper-inflationary environments protect margins by methods which include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible. The Company discloses constant exchange rate net sales performances in the aggregate, as well as by region, in the management's discussion and analysis of financial condition and results of operations (see "--Currency Exchange Rates").

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

         For those IT systems that require upgrades to make them Year 2000 compliant, the Company believes it has commenced upgrade programs in a timely manner so that the systems will be available for extensive testing prior to implementation. The majority of remediation work has been completed. However, in certain instances, the Company will not meet the timetable for implementation of its main Year 2000 strategy, primarily in Australia and France. In both instances contingency plans have been developed and implemented which should deliver adequate computer functionality until the main strategy can be completed.

         The cost of the Company's Year 2000 program and its beliefs regarding its compliance program are based on the Company's best estimates, which were derived utilizing a number of assumptions about future events, such as the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the performance of key software and hardware vendors and other similar uncertainties. However, the Company is not sure that its estimates will be achieved and actual results could differ materially from those anticipated.

         As part of its overall assessment package, the Company is also in the process of assessing the possible effects on the Company's operations of the Year 2000 readiness of key suppliers and customers. The Company has developed a worksheet for all sites to utilize as an aid in collecting information about Year 2000 compliance including that of business partners. Initial emphasis has been on partners with Electronic Data Interfaces ("EDI"), with the second stage being communication with key suppliers and customers on their readiness. The Company's largest customer accounts for less than 5% of net sales and the ten largest customers account for approximately 23% of net sales.

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

         Certain of the Company's North American operations implemented a significant upgrade of their computer operating systems (unrelated to the Year 2000 issue), which entailed the installation of certain modules of an enterprise wide IT system. This system underwent extensive testing in the month of November 1998, and since December 1998 the system has been fully operational.

European Union Conversion to the "Euro"

         The Company has instituted a "Euro" conversion team and begun preliminary preparation for the conversion by eleven member states of the European Union to a common currency, the "Euro". Conversion to the Euro by these member states of the Union will take place on a "no compulsion, no prohibition" basis between January 1, 1999 and January 1, 2002. By January 1, 2002 all companies operating in the eleven member states will be required to be fully operational using the new currency. The Euro conversion team has primarily addressed the accounting and information systems changes that are necessary to facilitate trading in the Euro, the possible marketplace implications of a common currency and the currency exchange rate risks, with the initial emphasis placed on the system modifications. The Company has not completed the evaluation of the possible effect of the changes to the Euro on foreign currency loans, or the impact if any, on the marketplace implications of a common currency. Preliminary assessments indicate that the financial impact of conversion to a Euro based currency will not be material to the Company's consolidated financial position, results of operations or cash flows.

Information Relating to Forward-Looking Statements

         This  Form  10-K of the  Company  includes  forward-looking  statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's development of new products, including, among others, Percepta, AO Compact, Visuality, Spectralite, ViZio, Access(R) and Matrix, (ii) the availability of raw materials for the Company's products, the costs of product introductions, and trends in sales growth (including growth related to new products), (iii) anticipated trends in the Company's business environment, including competitive and pricing pressures, (iv) the Company's ability to continue to control costs and maintain adequate standards of customer service and product quality, (v) future income tax rates and capital expenditures and working capital requirements and (vi) statements regarding the adequacy of the Company's planning for the Year 2000 and Euro issues. These forward looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The
Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-
looking statements as a result of various factors including those described in "Business--Environmental Matters" and "Factors Affecting Future Operating Results", included in Exhibit 99.1, of the Company's Form 10-K for the fiscal year ended March 31, 1999.


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


          Name                     Age                    Position
          ----                     ---                    --------
Irving S. Shapiro...............    82    Chairman of the Board
Douglas D. Danforth.............    76    Director
Hamish Maxwell..................    72    Director
Maurice J. Cunniffe.............    66    Director
Jackson L. Schultz..............    73    Director
A. William Hamill...............    51    Director
John E. Heine...................    55    President and Chief Executive Officer,
                                             Director
James H. Cox....................    50    Executive Vice President, Assistant
                                             Secretary and Assistant Treasurer
Steven M. Neil..................    46    Executive Vice President, Finance,
                                             Chief Financial Officer, Secretary
                                             and Treasurer
Stephen J. Lee..................    46    Vice President, Human Resources
Barry J. Packham................    52    Vice President, Manufacturing
                                             Development
Theodore Gioia..................    41    Vice President, Strategic Planning
Adrian Walker...................    46    Vice President, Regional Director,
                                             Asia
Alan S. Vaughan.................    55    Vice President, Worldwide Rx
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

         A. William Hamill has been a director of the Company since December, 1996. Mr. Hamill was Executive Vice President and Chief Financial Officer of Union Camp Corporation from 1996 through April 1999. From 1993 through 1996, he was a partner in SCI Investors Inc. and a director of Custom Papers Group Inc. From 1991 to 1993, he was Senior Vice President and Chief Financial Officer of Specialty Coatings International Inc.. From 1975 through 1990, Mr. Hamill was with Morgan Stanley & Co. Incorporated, where he was a Managing Director.

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

         James H. Cox was appointed Executive Vice President in December 1996, Assistant Secretary and Assistant Treasurer of the Company in September 1993. He was President of Sola Optical USA, the Company's North American eyeglass lens business from 1991 to 1998. He joined the Company as Vice President,
Manufacturing in 1985. Mr. Cox was formerly Executive Vice President of Operations with Bausch & Lomb's Consumer Products Division.

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


Item 11. EXECUTIVE COMPENSATION

         Incorporated by reference to the material included under the caption "Compensation of Executive Officers" in the Company's proxy statement for the fiscal year ended March 31, 1999.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the material included under the caption "Security Ownership of Certain Beneficial Owners and Managers" in the Company's proxy statement for the fiscal year ended March 31, 1999.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the material included under the caption "Certain Transactions" in the Company's proxy statement for the fiscal year ended March 31, 1999.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of this Report:

         1. Financial Statements. See Index to Consolidated Financial Statements included on page F-1.

         2. Financial Statement Schedules. See "Schedule II - Valuation and Qualifying Accounts" included on page S-1.

             Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

         3. List of Exhibits. See Index of Exhibits included on page E-1.

(b)  Reports on Form 8-K:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SOLA INTERNATIONAL INC.
                                               (Registrant)

Date:  June 16, 1999                           By: /s/Steven M. Neil
      --------------                               -----------------------------
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

         Signature                                   Title                                          Date
         ---------                                   -----                                          ----
/s/ Irving S. Shapiro
--------------------------             Chairman of the Board                                    June 16, 1999
Irving S. Shapiro


/s/ John E. Heine
--------------------------             President and Chief Executive Officer,                   June 16, 1999
John E. Heine                          Director (Principal Executive Officer)


/s/ Steven M. Neil
--------------------------             Executive Vice President, Finance, Chief                 June 16, 1999
Steven M. Neil                         Financial Officer, Secretary and Treasurer
                                       (Principal Financial and Accounting Officer)


/s/ Douglas D. Danforth
--------------------------             Director                                                 June 16, 1999
Douglas D. Danforth


/s/ Hamish Maxwell
--------------------------             Director                                                 June 16, 1999
Hamish Maxwell


/s/ Maurice J. Cunniffe
--------------------------             Director                                                 June 16, 1999
Maurice J. Cunniffe


/s/ A. William Hamill
--------------------------             Director                                                 June 16, 1999
A. William Hamill


/s/ Jackson L. Schultz
--------------------------             Director                                                 June 16, 1999
Jackson L. Schultz

                             SOLA INTERNATIONAL INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Ernst & Young LLP, Independent Auditors.......................... F-2

Consolidated Balance Sheets as of March 31, 1999 and 1998.................. F-3

Consolidated Statements of Income for the years ended March 31, 1999,
  1998 and 1997............................................................ F-4

Consolidated Statements of Shareholders' Equity for the years ended
  March 31, 1999, 1998 and 1997 ........................................... F-5

Consolidated  Statements  of Cash Flows for the years ended
  March 31, 1999, 1998 and 1997............................................ F-6

Notes to Consolidated Financial Statements................................. F-7

Quarterly Financial Data (unaudited)....................................... F-28

Financial Statement Schedule............................................... S-1

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Shareholders

Sola International Inc.

         We have audited the accompanying consolidated balance sheets of Sola International Inc. as of March 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the index at item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sola International Inc. as of March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        /s/Ernst & Young LLP


Palo Alto, California
May 6, 1999

                                                       SOLA INTERNATIONAL INC.

                                                     CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except per share data)

                                                                                                     March 31,
                                                                                           ------------------------------
                                          ASSETS                                             1999                 1998
                                                                                           ---------            ---------
Current assets:
   Cash and cash equivalents ...................................................           $  21,578            $  34,444
   Trade accounts receivable, less allowance for doubtful accounts of
     $7,003 and $4,956 at March 31, 1999 and 1998, respectively ................             118,648              120,590
   Inventories .................................................................             168,755              169,756
   Other current assets ........................................................              20,486               16,798
                                                                                           ---------            ---------
     Total current assets ......................................................             329,467              341,588
Property, plant and equipment, at cost, less accumulated depreciation
     and amortization ..........................................................             153,000              132,778
Goodwill and other intangibles, net ............................................             195,345              198,341
Other long-term assets .........................................................              21,487               11,351
                                                                                           ---------            ---------
     Total assets ..............................................................           $ 699,299            $ 684,058
                                                                                           =========            =========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Current liabilities:
   Notes payable to banks ......................................................           $  17,490            $  10,095
   Current portion of long-term debt ...........................................               4,510                2,505
   Accounts payable ............................................................              50,854               60,254
   Accrued liabilities .........................................................              31,313               35,462
   Accrued payroll and related compensation ....................................              26,468               30,758
   Other current liabilities ...................................................               2,709                2,536
                                                                                           ---------            ---------
     Total current liabilities .................................................             133,344              141,610
Long-term debt, less current portion ...........................................               5,782                1,790
Bank debt, less current portion ................................................             103,000               95,000
Senior notes ...................................................................              99,632               99,596
Other long-term liabilities ....................................................              25,179               19,040
                                                                                           ---------            ---------
     Total liabilities .........................................................             366,937              357,036
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares
      issued ...................................................................                --                   --
Common stock, $0.01 par value; 50,000 shares authorized; 24,867 shares
     (24,723 shares as of March 31, 1998) issued and outstanding ...............                 249                  247
Additional paid-in capital .....................................................             280,525              278,688
Equity participation loans .....................................................                 (50)                (230)
Retained earnings ..............................................................              70,578               58,057
Cumulative other comprehensive income (loss) ...................................             (18,940)              (9,740)
                                                                                           ---------            ---------
     Total shareholders' equity ................................................             332,362              327,022
                                                                                           ---------            ---------
     Total liabilities and shareholders' equity ................................           $ 699,299            $ 684,058
                                                                                           =========            =========

                             The accompanying notes are an integral part of these financial statements.

                                                       SOLA INTERNATIONAL INC.

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                (in thousands, except per share data)

                                                                                      Year Ended March 31,
                                                                          -----------------------------------------------
                                                                            1999               1998               1997
                                                                          ---------          ---------          ---------
Net sales ..........................................................      $ 529,789          $ 547,735          $ 488,689
Cost of sales ......................................................        291,389            289,677            264,535
                                                                          ---------          ---------          ---------
   Gross profit ....................................................        238,400            258,058            224,154
                                                                          ---------          ---------          ---------
Research and development expenses ..................................         18,757             18,303             17,539
Selling and marketing expenses .....................................         96,609             93,993             92,387
General and administrative expenses ................................         57,977             53,056             47,381
Special charges ....................................................         27,306               --                 --
In-process research and development
   expense .........................................................           --                 --                9,500
   Operating expenses ..............................................        200,649            165,352            166,807
                                                                          ---------          ---------          ---------
   Operating income ................................................         37,751             92,706             57,347
Interest income ....................................................            913                664                640
Interest expense ...................................................        (18,472)           (17,418)           (16,601)
                                                                          ---------          ---------          ---------
   Income before provision for income taxes,
     minority interest and extraordinary item ......................         20,192             75,952             41,386
Provision for income taxes .........................................         (8,394)           (25,369)           (10,737)
Minority interest ..................................................            723                509                248
                                                                          ---------          ---------          ---------
   Income before extraordinary item ................................         12,521             51,092             30,897
Extraordinary item, loss on repurchase of
   senior subordinated notes, net of tax ...........................           --               (5,939)              --
                                                                          ---------          ---------          ---------
Net income .........................................................      $  12,521          $  45,153          $  30,897
                                                                          =========          =========          =========

Earnings (loss) per share - basic:
     Income before extraordinary item ..............................      $    0.51          $    2.09          $    1.31
     Extraordinary item ............................................           --                (0.24)              --
                                                                          ---------          ---------          ---------
     Net income ....................................................      $    0.51          $    1.85          $    1.31
                                                                          =========          =========          =========

Weighted average common shares outstanding .........................         24,794             24,400             23,561
                                                                          =========          =========          =========

Earnings (loss) per share - diluted:
     Income before extraordinary item ..............................      $    0.49          $    2.00          $    1.24
     Extraordinary item ............................................           --                (0.23)              --
                                                                          ---------          ---------          ---------
     Net income ....................................................      $    0.49          $    1.77          $    1.24
                                                                          =========          =========          =========
Weighted average common and dilutivesecurities outstanding .........         25,412             25,547             24,859
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

                                                       SOLA INTERNATIONAL INC.

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                (in thousands, except per share data)

                                                                                                              Cumulative
                                                                                                                Other
                                                                                                   Retained     Compre-      Total
                                                                          Additional   Equity      Earnings/    hensive     Share-
                                                         Common Stock       Paid-in  Participation(Accumulated  Income      holders'
                                                      Shares     Value      Capital     Loans       Deficit)    (loss)      Equity
                                                      ------    --------    --------   --------    --------    --------    --------
Balances, March 31, 1996 ........................     21,797    $    218    $206,412   $   (421)   $(17,993)   $  4,025    $192,241
Net income ......................................                                                    30,897                  30,897
Foreign currency translation
  adjustments ...................................                                                                (3,771)     (3,771)
   Total comprehensive income ...................                                                                            27,126
Public Offering of 2.320 shares of
  $0.01 par value common stock, net of
  offering expenses .............................      2,320          23      62,742                                         62,765
146 shares of $0.01 par value common
  stock issued under stock option
  plans .........................................        146           2       1,747                                          1,749
Tax benefit from exercise of stock
  options .......................................                                266                                            266
Repayment of equity participation
  loans .........................................                                           151                                 151
                                                      ------    --------    --------   --------    --------    --------    --------
Balances, March 31, 1997 ........................     24,263         243     271,167       (270)     12,904         254     284,298
Net income ......................................                                                    45,153                  45,153
Foreign currency translation
  adjustments ...................................                                                                (9,994)     (9,994)
   Total comprehensive income ...................                                                                            35,159
460 shares of $0.01 par value common
  stock issued under stock option
  plans .........................................        460           4       5,330                                          5,334
Tax benefit from exercise of stock
  options .......................................                              2,191                                          2,191
Repayment of equity participation
  loans .........................................                                            40                                  40
                                                      ------    --------    --------   --------    --------    --------    --------
Balances, March 31, 1998 ........................     24,723         247     278,688       (230)     58,057      (9,740)    327,022
Net income ......................................                                                    12,521                  12,521
Foreign currency translation
  adjustments ...................................                                                                (9,200)     (9,200)
   Total comprehensive income ...................                                                                             3,321
144 shares of $0.01 par value common
  stock issued under stock option
  plans .........................................        144           2       1,534                                          1,536
Tax benefit from exercise of stock
  options .......................................                                303                                            303
Repayment of equity participation
  loans .........................................                                           180                                 180
                                                      ------    --------    --------   --------    --------    --------    --------
Balances, March 31, 1999 ........................     24,867    $    249    $280,525   $    (50)   $ 70,578    $(18,940)   $332,362
                                                      ======    ========    ========   ========    ========    ========    ========

                             The accompanying notes are an integral part of these financial statements.

                                                       SOLA INTERNATIONAL INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                    Year Ended March 31,
                                                                      -------------------------------------------------
                                                                        1999                1998                1997
                                                                      ---------           ---------           ---------
Cash flows from operating activities:
Net income ...................................................        $  12,521           $  45,153           $  30,897
Adjustments to reconcile net income to net cash
   provided by operating activities:
Minority interest in earnings ................................             (723)               (509)               (248)
Depreciation and amortization ................................           25,041              22,140              21,595
Inventory write-up ...........................................             --                  --                 7,216
In-process research and development ..........................             --                  --                 9,500
Provision for excess and obsolete inventory ..................            5,620               1,833               1,593
Provision for doubtful accounts ..............................            2,716               1,337               1,258
Increase (decrease) in net deferred taxes ....................           (7,855)              7,750              (3,644)
Gain on disposal/sale of property, plant and
   equipment .................................................              (65)                (82)               (272)
Changes in assets and liabilities:
   Trade accounts receivable .................................           (1,313)            (21,242)            (19,513)
   Inventories ...............................................           (5,358)            (38,231)            (24,464)
   Prepaids and other assets .................................           (3,847)             (6,022)               (725)
   Accounts payable--trade ...................................          (16,891)              2,710               6,258
   Accrued and other current liabilities .....................           (8,362)              3,652               1,803
   Tax benefit from exercise of stock options ................              303               2,191                 266
   Other long-term liabilities ...............................            1,460                 174                 898
                                                                      ---------           ---------           ---------
     Net cash provided by operating activities ...............            3,247              20,854              32,418
                                                                      ---------           ---------           ---------
Cash flows from investing activities:
Acquisition of American Optical, less cash and cash
   equivalents of $3,365 .....................................             --                  --              (108,594)
Purchases of businesses ......................................           (8,601)               --               (16,848)
Capital expenditures .........................................          (30,458)            (39,497)            (29,951)
Other investing activities ...................................              546              (1,730)                636
                                                                      ---------           ---------           ---------
     Net cash used in investing activities ...................          (38,513)            (41,227)           (154,757)
                                                                      ---------           ---------           ---------
Cash flows from financing activities:
Sale of common stock .........................................             --                  --                62,765
Payments on equity participation loans/exercise of
   stock options .............................................            1,716               5,374               1,900
Net receipts (payments) under notes payable to banks .........           15,611               2,731              (4,789)
Borrowings on long-term debt .................................            5,031                --                 4,081
Payments on long-term debt ...................................           (4,255)             (4,628)             (5,278)
Net receipts under bank debt .................................            4,427              22,374              66,626
Issuance of senior notes .....................................             --                99,596                --
Repurchase of senior subordinated notes ......................             --               (93,152)               --
                                                                      ---------           ---------           ---------
     Net cash provided by financing activities ...............           22,530              32,295             125,305
                                                                      ---------           ---------           ---------
Effect of exchange rate changes on cash and cash
   equivalents ...............................................             (130)             (1,879)               (959)
                                                                      ---------           ---------           ---------
Net increase (decrease) in cash and cash equivalents .........          (12,866)             10,043               2,007
Cash and cash equivalents at beginning of period .............           34,444              24,401              22,394
                                                                      ---------           ---------           ---------
Cash and cash equivalents at end of period ...................        $  21,578           $  34,444           $  24,401
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

                             SOLA INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Summary of Significant Accounting Policies - (Continued)

         Property, Plant and Equipment:

         Property, plant and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets (buildings--10 to 50 years; plant and office equipment--2 to 20 years). Leasehold improvements and leased equipment are amortized over the lesser of their useful lives or the remaining term of the related leases.

         Impact of recently issued accounting standards:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted in years beginning after June 15, 1999. The Company is currently evaluating the impact of the application of the new rules on the Company's consolidated financial statements.

         Intangible Assets:

         Intangible assets, including trademarks, patents and licenses, are stated at cost and amortized on a straight-line basis over their estimated useful lives of 3 to 15 years. Legal costs incurred by the Company in successfully defending its patents are capitalized to patent costs and amortized over the remaining life of the patent. Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations amounting to $193.9 million and $196.5 million as of March 31, 1999 and 1998, respectively, is being amortized on a straight-line basis over periods ranging from 10 to 40 years (primarily 40 years). As of March 31, 1999 and 1998 accumulated amortization was $23.7 million and $17.9 million, respectively.

         Debt issuance costs are being amortized to interest expense over the respective lives of the debt instruments which range from 5 to 10 years. As of March 31, 1999 and 1998, accumulated amortization was $0.9 million and $0.4 million, respectively. As a result of repurchasing the Company's 9 5/8% Senior Subordinated Notes in fiscal 1998, the Company wrote off $1.5 million of debt issuance costs reflected on the statement of income, together with the premium over accreted value, as an extraordinary item, net of tax.

         Long-Lived Assets:

         In fiscal year 1997, the Company adopted FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The adoption of SFAS 121 had no impact on the Company's financial position or on its results of operations.

         In accordance with FASB Statement No. 121 long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows for long-lived assets, primarily goodwill and property, plant and equipment.

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

         The net effect of the translation of the accounts of the Company's subsidiaries has been included in equity as cumulative other comprehensive income (loss). Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in income as incurred.

         The Company has operations in Brazil, a hyper-inflationary country until recently, for which the functional currency is the U.S. dollar. All translation and transaction adjustments are included in determining net income. In January 1999 the Brazilian Real was devalued resulting in pretax charges of $5.9 million in the fourth quarter included in special charges (see Note 10).

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

         Advertising and Promotion Costs:

         The Company's policy is to expense advertising and promotion costs as they are incurred. The Company's advertising and promotion expenses were approximately $9.3 million, $12.3 million, and $12.5 million for fiscal 1999, 1998, 1997, respectively.

         Income Taxes:

         The Company accounts for income taxes under the provisions of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Comprehensive Income:

         As of April 1, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires the foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

                             SOLA INTERNATIONAL INC.

2. Summary of Significant Accounting Policies - (Continued)

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

         Financial Instruments with Off-Balance-Sheet Risk:

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to currency and interest rate risk. Gains and losses due to rate fluctuations on such transactions are recognized in the same period as the items being hedged. Cash flows related to these gains and losses are reported as operating or financing activities in the accompanying consolidated statements of cash flows. As of March 31, 1999, certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments, which are not significant, in amounts other than their home currency. The carrying amount of the foreign exchange contracts approximates fair value, which has been estimated based on current exchange rates. The forward exchange contracts generally have varying maturities up to 9 months. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

         Earnings (Loss) Per Share:

         In 1997, FASB issued FASB Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all included periods have been
presented,   and  where   necessary,   restated  to  conform  to  the  SFAS  128
requirements.

                             SOLA INTERNATIONAL INC.

2.   Summary of Significant Accounting Policies - (Continued)

     The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended March 31, 1999, 1998 and 1997:


                                                                       Year Ended March 31,
                                                                ---------------------------------
                                                                 1999          1998        1997
                                                                -------      -------      -------
                                                              (in thousands, except per share data)
Numerator:
Income before extraordinary item .........................      $12,521      $51,092      $30,897
Extraordinary item, loss on repurchase of
  senior subordinated notes, net of tax ..................         --         (5,939)        --
                                                                -------      -------      -------
   Net income ............................................      $12,521      $45,153      $30,897
                                                                =======      =======      =======

Denominator:
   Denominator for basic earnings per
      share -
   Weighted average common shares
     outstanding .........................................       24,794       24,400       23,561

   Effect of dilutive securities:
     Employee stock options ..............................          618        1,147        1,298
   Denominator for diluted earnings per
      share -
                                                                -------      -------      -------
   Weighted average common shares and
     dilutive securities outstanding .....................       25,412       25,547       24,859
                                                                =======      =======      =======

Basic earnings (loss) per share:
Income before extraordinary item .........................      $  0.51      $ 2.09      $  1.31
Extraordinary item .......................................         --         (0.24)         --
                                                                -------      -------      -------
   Net income ............................................      $  0.51      $ 1.85       $  1.31
                                                                =======      =======      =======

Diluted earnings (loss) per share:
Income before extraordinary item .........................      $  0.49      $  2.00      $  1.24
Extraordinary item .......................................         --          (0.23)        --
                                                                -------      -------      -------
   Net income ............................................      $  0.49      $  1.77      $  1.24
                                                                =======      =======      =======


         Options to purchase 1.7 million shares of common stock at a range of $16.50 to $41.44 were outstanding as of March 31, 1999 but were not included in the computation of the diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                             SOLA INTERNATIONAL INC.

3. Inventories

                                                             March 31,
                                                    ----------------------------
                                                      1999                1998
                                                    --------            --------
                                                           (in thousands)
Raw materials ..........................            $ 15,714            $ 16,714
Work in progress .......................               6,551               6,872
Finished goods .........................             102,862             104,966
Molds ..................................              43,628              41,204
                                                    --------            --------
                                                    $168,755            $169,756
                                                    ========            ========


         Molds  comprise  mainly   finished  goods  for  use  by   manufacturing
affiliates in the manufacture of spectacle lenses.

4. Property, Plant and Equipment

                                                                 March 31,
                                                           ---------------------
                                                             1999         1998
                                                           --------     --------
                                                              (in thousands)
Land, buildings and leasehold improvements ...........     $ 47,465     $ 40,467
Machinery and office equipment .......................      163,864      136,218
Equipment under capital leases .......................          463          593
                                                           --------     --------
                                                            211,792      177,278
Less accumulated depreciation and amortization .......       58,792       44,500
                                                           --------     --------
                                                           $153,000     $132,778
                                                           ========     ========

         Depreciation expense for fiscal 1999, 1998 and 1997 was $18.6 million, $14.3 million and $13.3 million, respectively.

5. Notes Payable to Banks

         Notes payable to banks at March 31, 1999 represent borrowings generally denominated in foreign currencies under several foreign credit agreements with lenders at interest rates ranging from 1.63% to 15.00%. The weighted average interest rates as of March 31, 1999 and 1998 were 7.87% and 8.06%, respectively. As of March 31, 1999, the Company had total unused lines of credit amounting to $27.2 million and was in compliance with minimum net worth requirements of agreements with certain foreign banks.

                             SOLA INTERNATIONAL INC.

6.   Long-Term Debt
                                                                       March 31,
                                                                         1999
                                                                        -------
                                                                  (in thousands)

Uncollateralized  promissory  note,  interest  6.5% at March  31,
   1999, principal and interest payable through June 2001 ............. $ 5,000

Uncollateralized term loans, interest rates varying from 4.00% to
   17.2%  at March  31,  1999,  principal  and  interest  payable
   through December 2008 ..............................................   4,087

Uncollateralized  term loan,  interest  1.85% at March 31,  1999,
   principal and interest payable through June 2008 ...................     916

Loans  collateralized  by equipment  and other  assets,  interest rates  varying  from  4.78%  to  10.00%  at  March  31,  1999,
   principal and interest payable through March 2001 ..................     173

Other .................................................................     116
                                                                        -------
                                                                         10,292
Less current portion...................................................   4,510
                                                                        -------
Long-term debt, less current portion................................... $ 5,782
                                                                        =======


         Aggregate annual maturities of long-term debt over the next five years and thereafter are as follows:

   Period Ending March 31,                                     (in thousands)
   -----------------------
   2000........................................................     $4,510
   2001........................................................      1,441
   2002........................................................      3,292
   2003........................................................        264
   2004........................................................        174
   Thereafter..................................................        611


         The Company believes that as of March 31, 1999, the fair value of its long-term debt approximates the carrying value of those obligations. The fair value of the Company's long-term debt is estimated based on quoted market prices for similar issues with the same interest rates that would be available to the Company for similar debt obligations.

7. Bank Credit Agreement

         During fiscal 1998 the Company amended its bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions ("Amended Agreement"). The Amended Agreement increased the Company's multicurrency revolving facility to $300 million. Borrowings, amounting to $103,000 and $95,000 as of March 31, 1999 and 1998, respectively, are divided into two tranches. Tranche A permits borrowings up to $30 million in either U.S. dollars or foreign currencies, to be used for working capital and consummating certain permitted acquisitions. Tranche B permits borrowings of up to $270 million and can be used for working

                             SOLA INTERNATIONAL INC.

7. Bank Credit Agreement - (Continued)

capital purposes, outstanding letters of credit ($2.4 million as of March 31, 1999) and consummating certain permitted acquisitions. The Tranche A Facility matures on October 31, 2000 and the Tranche B Facility matures on May 31, 2001. In addition, the Amended Agreement changed certain financial covenants, removed the requirement for foreign subsidiary guarantees under the Tranche A Facility, increased the basket for incurring other unsecured indebtedness to $150 million, and deleted the term facility portion. As of March 31, 1999 unused borrowings under the facility amount to $194.6 million.

         Borrowings under the Tranche A and Tranche B revolvers (other than swing line loans, which may only be Base Rate loans) may be made as Base Rate Loans or LIBO Rate Loans. Base Rate Loans bear interest at rates per annum equal to the higher of (a) 0.50% per annum above the latest Federal Funds Rate, or (b) the Bank of America Reference Rate (there were no base rate loans as of March 31, 1999 or 1998). LIBO Rate Loans bear interest at a rate per annum equal to the sum of the LIBO Rate and a margin varying from 0.450% to 0.750% based on the Company's leverage ratio (5.56% as of March 31, 1999 and 6.19% as of March 31,
1998). Fixed rate borrowings in foreign currencies bear interest at rates per annum equal to the referenced currency's local IBOR plus a margin varying from 0.450% to 0.750% based on the Company's leverage ratio. Local currency Base Rate Loans are also available at a spread similar to US Base Rate Loans described above.

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

8.   Senior Notes

         The Company's 6 7/8% Senior Notes ("Notes") were issued under an indenture dated March 19, 1998, among the Company and State Street Bank and Trust Company of California, N.A., as Trustee (the "Indenture"). The Notes are unsecured senior obligations of the Company, limited to $100 million aggregate principal amount at maturity, and will mature on March 15, 2008. Interest on the notes is payable semiannually on March 15 and September 15 of each year.

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

         The Notes rank pari passu to all other Senior Indebtedness, as defined in the Indenture, of the Company. The Company believes the fair value of its Senior Notes approximates the carrying value of those obligations, and as of March 31, 1999, the Senior Notes were trading at a price of 92.982%.

                             SOLA INTERNATIONAL INC.

8. Senior Notes - (Continued)

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

9.   Common Stock

Common Stock

         The Company entered into loan agreements with certain members of the Company's management to enable them to invest in the Company's common stock. As of March 31, 1999 and 1998, loans amounting to approximately $0.1 million and $0.2 million, respectively, bearing interest at 7.5% per annum, payable quarterly, were outstanding under this plan. Certain employees were granted an extension on repaying their notes, which were due for repayment by December 1, 1998. These loans are secured by the common stock and have been reflected as a reduction in shareholders' equity on the consolidated balance sheets.

Shareholder Rights Plan

         On  August  26,  1998  the  Company's  Board  of  Directors  adopted  a
Shareholder Rights Plan and declared a dividend distribution to be made to shareholders of record on September 9, 1998 of one Right for each share of the Company's outstanding common stock. The rights contain provisions which are intended to protect the Company's shareholders in the event of an unsolicited and unfair attempt to acquire the Company. The Company is entitled to redeem the Rights at $.01 per Right at any time before a buyer acquires a 15 percent position in the Company. The Rights will expire on August 27, 2008, unless redeemed or exercised.

Stock Options

         The Company has elected to follow  Accounting  Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                             SOLA INTERNATIONAL INC.

9.   Common Stock - (Continued)

         The Company adopted the Sola International Inc. Stock Option Plan (the "International Plan"), effective February 15, 1995. On August 14, 1998 and August 16, 1996 the shareholders of the Company ratified increases of 1,690,000 and 500,000, respectively, to the number of options available for issuance under the International Plan. The maximum number of shares of Common Stock with respect to which options may be granted under the International Plan is 3,045,868 shares plus, subject to the requirements of Rule 16b-3 of the Securities Exchange Act of 1934, if applicable, the number of shares of Common Stock subject to existing options under the Existing Option Plan, which expire or terminate without exercise for any reason, which number of shares underlying Existing Options shall not exceed 1,645,219. Under the International Plan certain key employees, and non employee directors and/or creditors of the Company and its subsidiaries and affiliates (each an "Optionee") are eligible to receive non-qualified stock options (the "International Options") to acquire shares of common stock of the Company. International Options granted to an Optionee are evidenced by an agreement between the Optionee and the Company which contains terms not inconsistent with the International Plan, which the committee appointed to administer the International Plan deemed necessary or desirable (the "International Option Agreement").

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

Pro Forma Disclosures

         Pro Forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 5.67%, 5.67% and 6.67%, no dividend yield, volatility factors of the expected market price of the Company's common stock of .481, .373 and
 .389, and a weighted-average expected life of the option of 4 years, for fiscal 1999, 1998 and 1997, respectively.

                             SOLA INTERNATIONAL INC.

9.   Common Stock - (Continued)

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    Year Ended March 31,
                                        ----------------------------------------
                                          1999            1998           1997
                                        ----------     ----------     ----------
                                          (in thousands, except per share data)

Pro forma net income ..............     $   10,606     $   44,157     $   30,312
Pro forma earnings per share:
  Basic ...........................     $     0.43     $     1.81     $     1.29
  Diluted .........................     $     0.42     $     1.73     $     1.22


         The pro forma effect on net income during the phase-in period of SFAS 123 may not be representative of the effects on pro forma net income in future periods.

                             SOLA INTERNATIONAL INC.

9.   Common Stock - (Continued)

Option Activity

         A  summary  of  the  Company's  stock  option  activity,   and  related
information for fiscal 1997, 1998 and 1999 follows:

                                                             Number of Securities     Weighted Average
                                                              Underlying Options       Exercise Price
                                                              ------------------       --------------
                                                               (in thousands, except per share data)
Options outstanding as of March 31, 1996..................            2,227                $11.96
  Options granted during fiscal 1997......................              394                 34.01
  Options exercised in fiscal 1997........................             (145)                12.02
  Options cancelled in fiscal 1997........................              (47)                17.98

Options outstanding as of March 31, 1997..................            2,429                 15.43
  Options granted during fiscal 1998......................              413                 33.08
  Options exercised in fiscal 1998........................             (460)                11.53
  Options cancelled in fiscal 1998........................             (153)                34.44

Options outstanding as of March 31, 1998..................            2,229                 18.20
  Options granted during fiscal 1999 whose market price
     equals the grant price on date of grant..............              191                 32.25
  Options granted during fiscal 1999 whose market price
     is less than the grant price on date of grant........              424                 27.13
  Options exercised in fiscal 1999........................             (144)                10.89
  Options cancelled in fiscal 1999........................              (57)                30.18

Options outstanding as of March 31, 1999..................            2,643                $20.79

Options exercisable at:
  March 31, 1999..........................................            1,824                $16.51
  March 31, 1998..........................................            1,568                $14.14
  March 31, 1997..........................................            1,486                $12.47



Weighted average fair value of options granted during fiscal year:
1999 .....................................................                      $    7.83
1998 .....................................................                      $   12.46
1997 .....................................................                      $   13.65

                                      F-18

                             SOLA INTERNATIONAL INC.

9.   Common Stock - (Continued)

         The following table summarizes stock options outstanding at March 31, 1999:

                                              Weighted
                                              Average
                       Outstanding at         Remaining           Weighted          Exercisable at        Weighted
   Range of            March 31, 1999        Contractual           Average         March 31, 1999         Average
Exercise Price         (in thousands)           Life            Exercise Price     (in thousands)     Exercise Price
--------------         --------------           ----            --------------     --------------     --------------
$ 9.71-$ 9.71                988                4.82               $ 9.71                988               $ 9.71
$16.50-$25.25                451                5.99                17.49                421                17.19
$27.13-$36.44              1,107                8.57                30.35                385                31.32
$37.25-$41.44                 97                9.11                39.87                 30                40.27
-------------              -----                ----               ------              -----               ------
$ 9.71-$41.44              2,643                6.75               $20.79              1,824               $16.51
=============              =====                ====               ======              =====               ======


10.  Special Charges

         In fiscal 1999, primarily during the fourth quarter, the Company recorded special charges in the amount of $27.3 million, or $20.5 million, $0.81 per diluted share, after consideration of the associated tax benefit. The pre-tax special charges are comprised of the following:

(in thousands)

Charges   associated  with  the  consolidation  of  manufacturing
facilities in Mexico,  including asset write-downs and work-force reductions ........................................................... $  7,994

Charges associated with work-force reductions designed to improve
the Company's operating performance ..................................    2,957

Accounts  receivable and inventory  write-downs  associated  with
economic slow-downs in Asia and South America, primarily Brazil ......    4,301

Charges  associated with the devaluation of the Brazilian Real in
January 1999 .........................................................    5,880

Net asset  write-down from reassuming  ownership of the Brazilian
frame and equipment business .........................................    6,174
                                                                       --------
Total ................................................................ $ 27,306
                                                                       ========


         Included in the Mexican manufacturing facilities consolidation total of $8.0 million, are write-downs of redundant equipment ($0.7 million), write-downs of molds ($2.3 million), employee termination costs ($0.7 million) (approximately 330 manufacturing employees) and costs associated with combining the two manufacturing operations, including production cost inefficiencies ($4.3 million). Approximately $0.1 million of the employee termination costs had been paid by March 31, 1999 with approximately $0.6 million estimated to be paid by September 1999.

         The special charge amount includes $3.0 million relating to work-force reductions in North America, Europe and Australia, (approximately 102 employees from manufacturing, procurement, marketing and administration) including the closure of the European regional office in Farnham, UK. The Company anticipates an additional $2 million to $3 million in charges associated with further reductions in force in the first half of fiscal 2000. Of the work-force reductions, approximately $0.9 million had been paid by March 31, 1999 with the remainder to be paid through March 31, 2000.

                             SOLA INTERNATIONAL INC.

10.  Special Charges - (Continued)

         The economic slow-down in Asia and South America during fiscal 1999 significantly affected developing markets used by the Company to distribute aging or redundant product lines, and severely impacted liquidity of customers. The Company has recorded a charge of $4.3 million for provisions against inventories scheduled for sale in the affected economies and collection of accounts receivable, primarily in Asia.

         The dramatic devaluation of the Brazilian Real in January 1999, and the related impact on asset realization, including losses related to the Company's inability to collect the accounts receivable from the original sale of the Brazilian frame and equipment business, which the Company reassumed in April 1999, resulted in the Company recording a charge of $12.1 million.

11.  Defined Contribution Plans

         The Company sponsors several defined contribution plans covering substantially all U.S. and U.K. employees. The plans provide for limited Company matching of participants' contributions. Contributions to all defined contribution plans charged to operations were $1.3 million, $1.2 million and $1.0 million for fiscal 1999, 1998 and 1997, respectively.

12.  Defined Benefit Retirement Plans

         The Company participates in a defined benefit pension plan ("Domestic Pension Plan") covering substantially all full-time domestic employees. The company also participates in a contributory defined benefit pension plan covering certain Australian employees ("International Pension Plan").

         Effective April 1, 1998, the Company adopted FASB Statement No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits" ("SFAS 132"), which standardizes the disclosure requirements for pensions and other postretirement benefits. The Statement addresses disclosure only. It does not change the measurement or recognition of these plans. There was no effect on financial position or net income as a result of adopting SFAS 132.

         The following provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets and a statement of the funded status for both the Domestic and the International Pension Plans.

                                                            Domestic Pension                 International Pension
                                                                  Plan                                Plan
Year ended March 31, (in thousands)                     1999               1998               1999               1998
                                                      --------           --------           --------           --------
Reconciliation of benefit obligation
Benefit obligation - beginning of year .........      $ 16,884           $ 11,301           $ 11,484           $ 11,491
Service cost ...................................         2,637              1,862              1,217              1,433
Interest cost ..................................         1,117                810                647                650
Participant contributions ......................          --                 --                  248                200
Actuarial loss .................................           179              3,062               --                  726
Benefit payments ...............................          (141)              (151)            (1,295)            (1,238)
Other ..........................................          --                 --                   66                180
Effect of exchange rates .......................          --                 --                 (463)            (1,958)
                                                      --------           --------           --------           --------
Benefit obligation - end of year ...............      $ 20,676           $ 16,884           $ 11,904           $ 11,484
                                                      ========           ========           ========           ========

                             SOLA INTERNATIONAL INC.

12. Defined Benefit Retirement Plans - (Continued)

                                                               Domestic Pension              International Pension
                                                                     Plan                            Plan
Year ended March 31, (in thousands)                         1999             1998             1999            1998
                                                          --------         --------         --------         --------
Reconciliation of fair value of plan assets
Fair value of plan assets - beginning of year ........    $ 10,441         $  6,021         $ 12,612         $ 13,333
Actual return on plan assets .........................         531            2,381            2,015            1,860
Employer contributions ...............................       2,453            2,190              328              493
Participant contributions ............................        --               --                248              200
Benefit payments .....................................        (141)            (151)          (1,295)          (1,238)
Other ................................................        --               --                 66              180
Effect of exchange rates .............................        --               --               (499)          (2,216)
                                                          --------         --------         --------         --------
Fair value of plan assets - end of year ..............    $ 13,284         $ 10,441         $ 13,475         $ 12,612
                                                          ========         ========         ========         ========


                                                               Domestic Pension              International Pension
                                                                     Plan                            Plan
Year ended March 31, (in thousands)                         1999             1998             1999            1998
                                                          --------         --------         --------         --------
Funded status
Funded status at March 31 ............................     $(7,392)         $(6,443)        $  1,571         $  1,128
Unrecognized transition asset ........................        --               --               (139)            (169)
Unrecognized prior-service cost ......................        --               --               --               --
Unrecognized (gain) loss .............................       2,262            1,754           (2,718)          (1,710)
                                                          --------         --------         --------         --------
Accrued pension cost .................................     $(5,130)         $(4,689)         $(1,286)         $  (751)
                                                          ========         ========         ========         ========


         The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                  Domestic Pension International
                                                       Plan        Pension Plan
Year ended March 31,                               1999    1998    1999    1998
                                                   ----    ----    ----    ----
Discount rate ..................................   6.50%   6.35%   6.25%   6.50%
   Expected long-term rate of return on plan
     assets ....................................   8.00%   8.00%   8.00%   7.50%
   Rate of increase in future compensation
     levels ....................................   5.00%   5.00%   4.00%   4.00%

                             SOLA INTERNATIONAL INC.

12. Defined Benefit Retirement Plans - (Continued)

         Net periodic pension costs include the following components:

                                                Domestic Pension Plan                 International Pension Plan
Year ended March 31, (in thousands)        1999          1998          1997          1999          1998          1997
                                          -------       -------       -------       -------       -------       -------
Service cost .........................    $ 2,637       $ 1,862       $ 1,662       $ 1,217       $ 1,433       $ 1,843
Interest cost ........................      1,117           810           702           647           650           731
Expected return on plan
   assets ............................       (942)         (576)         (317)         (924)         (895)       (1,036)
Amortization of transition asset .....       --            --            --             (23)          (26)         --
Amortization of prior service
   cost ..............................       --            --            --            --            --            --
Amortization of (gain) loss ..........         83          --            --             (34)          (34)         --
                                          -------       -------       -------       -------       -------       -------
Net periodic benefit cost ............    $ 2,895       $ 2,096       $ 2,047       $   883       $ 1,128       $ 1,538
                                          =======       =======       =======       =======       =======       =======


13. Income Taxes

         The domestic and foreign components of income before provision for income taxes, minority interest and extraordinary item are as follows:

                                                      Year Ended March 31,
                                               --------------------------------
                                                 1999        1998       1997
                                               --------    --------    --------
                                                        (in thousands)
Domestic .................................      $ 9,681     $42,918     $14,351
Foreign .................................        10,511      33,034      27,035
                                                -------     -------     -------
                                                $20,192     $75,952     $41,386
                                                =======     =======     =======


         The components of the provision for income taxes are as follows:

                                                      Year Ended March 31,
                                               --------------------------------
                                                 1999        1998       1997
                                               --------    --------    --------
                                                        (in thousands)
Current:
  Federal and State ........................   $  6,128    $  9,082    $  6,142
  Foreign ..................................      4,025       8,006       7,178
Deferred:
  Federal and State ........................     (4,918)      7,808       1,720
  Foreign ..................................      2,270       4,891       1,534
Valuation allowance adjustment .............        889      (4,418)     (9,837)
Tax benefit allocated to reduction of
  goodwill .................................       --          --         4,000
                                               --------    --------    --------
                                               $  8,394    $ 25,369    $ 10,737
                                               ========    ========    ========

                             SOLA INTERNATIONAL INC.

13.  Income Taxes - (Continued)

         During fiscal 1999 and 1998, the Company recognized certain tax benefits related to stock option plans in the amount of $0.3 million and $2.2 million, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

         A reconciliation between income tax provisions computed at the U.S. federal statutory rate and the effective rate reflected in the statements of income is as follows:

                                                       Year Ended March 31,
                                                      ----------------------
                                                      1999     1998     1997
                                                      ----     ----     ----
Provision at statutory rate ........................  35.0%    35.0%    35.0%
State tax provision, net of federal effect .........   3.9      3.5      4.0
Valuation allowance, excluding special charges .....  (5.7)    (5.8)   (23.8)
Valuation allowance, relating to special charges ...  10.1      --       --
Tax benefit allocated to reduction of goodwill .....   --       --       9.7
Income of foreign subsidiaries at differing
  statutory rates ..................................   2.1     (1.3)    (2.4)
Other ..............................................  (3.8)     2.0      3.4
                                                      ----     ----     ----
                                                      41.6%    33.4%    25.9%
                                                      ====     ====     ====

                             SOLA INTERNATIONAL INC.

13.  Income Taxes - (Continued)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                   March 31,
                                                               -----------------
                                                                1999      1998
                                                               -------   -------
                                                                 (in thousands)
Deferred tax assets:
  Accounts receivable, principally due to allowances for
    doubtful accounts ......................................   $ 2,361   $ 2,064
  Inventories, principally due to reserves .................     3,403     3,191
  Property, plant and equipment, principally due
    to differences in depreciation .........................     4,737     4,874
  Accruals for employee benefits ...........................     6,488     8,322
  In-process research and development ......................    10,733    12,281
  Other assets .............................................    15,319     3,610
  Net operating losses (NOL) ...............................     8,354     9,188
                                                               -------   -------
  Total gross deferred tax assets ..........................    51,395    43,530
  Less valuation allowance .................................    10,690     9,801
                                                               -------   -------
  Net deferred tax assets ..................................   $40,705   $33,729
                                                               =======   =======
Deferred tax liabilities:
  Property, plant and equipment, principally due
    to differences in depreciation .........................   $14,105   $12,102
  Inventories ..............................................     2,852     2,752
  Amortization of goodwill .................................     7,133     5,653
  Unremitted income of foreign subsidiaries ................     2,732     3,834
  Other ....................................................     6,807     4,071
                                                               -------   -------
  Net deferred tax liabilities .............................   $33,629   $28,412
                                                               =======   =======
  Net deferred tax assets less net deferred
    tax liabilities ........................................   $ 7,076   $ 5,317
                                                               =======   =======


         In fiscal 1999 a valuation allowance of $2.0 million was established against unrealized losses related to reassuming ownership of the Brazilian frame and equipment business. In fiscal 1997 a valuation allowance of $8.6 million was established against deferred tax assets acquired in the AO Acquisition. Movements in the valuation allowances in fiscal 1999, 1998 and 1997 relate primarily to realization of NOL's or changes in the Company's evaluation of the realizability of deferred tax assets.

         For tax purposes, the Company's foreign subsidiaries, at March 31, 1999, had net operating loss carryforwards of $37.1 million. Of this amount, $32.3 million does not expire, and $4.8 million expires between 2002 and 2009. The deferred tax assets reflected in the Company's accounts as of March 31, 1999 before valuation allowances reflect these NOL's.

         The Company has not provided for U.S. federal income and foreign withholding taxes on $32 million of non-U.S. subsidiaries' undistributed earnings as of March 31, 1999 because such earnings are intended to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax

                             SOLA INTERNATIONAL INC.

13.  Income Taxes - (Continued)

credits). Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

14.  Commitments

         The Company leases certain warehouse and office facilities, office equipment and automobiles under noncancelable operating leases which expire in 1999 through 2012. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the terms of certain lease agreements, the leases may be extended, at the Company's option, and certain of the leases provide for adjustments of the minimum monthly rent.

         Future minimum annual lease payments under the leases are as follows:

Period Ending March 31,                                          (in thousands)
-----------------------
2000.............................................................     $3,985
2001.............................................................      3,250
2002.............................................................      2,571
2003.............................................................      2,252
2004.............................................................      2,068
Thereafter.......................................................      8,787


         Rent expense for fiscal 1999, 1998, and 1997 was $7.2 million, $7.8 million and $5.6 million, respectively.

15.  Contingencies

         The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials.

         The Company is currently participating in a remediation program of one of its manufacturing facilities under the Comprehensive Environmental Response, Compensation and Liability Act and the Superfund Amendments and Reauthorization Act of 1986. Since March 1997 the Company has curtailed clean-up activities, and continues to monitor contamination levels. During the quarter ended December 31, 1997 a report on contamination levels, and the impact of curtailed activities, was submitted to the EPA, which indicates no significant impact on the site from the curtailed activities, and the EPA has consented to continued curtailment of activities. The Company expects continued reduction of clean-up activities due to relatively low levels of contamination existing at the site. Reserves for these clean-up and monitoring activities are considered to be adequate by the Company and are immaterial to the Company's financial position.

         Under   the  terms  of  the  sale   agreement   with   Pilkington   plc
("Pilkington"), for the purchase of the Sola business in December 1993 ("Acquisition"), Pilkington has indemnified the Company with regard to expenditures subsequent to the Acquisition for certain environmental matters relating to circumstances existing at the time of the Acquisition. Under the terms of the indemnification, the Company is responsible for the first $1 million spent on such environmental matters, Pilkington and the Company

                             SOLA INTERNATIONAL INC.

15.  Contingencies - (Continued)

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

     A summary of information about the Company's geographic areas is as follows:

                                           North                          Rest of
(in thousands)                            America          Europe           World           Eliminations        Total
                                         ---------        ---------        ---------        ------------      ---------
Year Ended March 31, 1999
Revenue (a):
   External .........................    $ 263,687        $ 171,766        $  94,336        $    --           $ 529,789
   Internal .........................       43,823           58,715           52,269         (154,807)             --
Identifiable assets .................      384,771          158,265          161,494           (5,231)          699,299
Year Ended March 31, 1998
Revenue (a):
   External .........................    $ 281,158        $ 160,697        $ 105,880        $    --           $ 547,735
   Internal .........................       42,784           57,170           47,697         (147,651)             --
Identifiable assets .................      370,792          164,891          156,003           (7,628)          684,058
Year Ended March 31, 1997
Revenue (a):
   External .........................    $ 234,173        $ 150,013        $ 104,503        $    --           $ 488,689
   Internal .........................       30,129           59,455           43,894         (133,478)             --
Identifiable assets .................      327,590          151,033          131,906           (5,021)          605,508

(a) Revenues are attributed to regions based on the location of Sola and its subsidiaries' country or region of domicile.


         Internal sales represent intercompany sales between regions at a mark-up from cost; the elimination of any profit arising from such sales is reflected in eliminations in determining operating income.

         Included in North American operations are the Company's businesses in Canada and Mexico, as well as the United States. In each of the three fiscal years ended March 31, 1999, Canadian and Mexican operations accounted for less than 5% of external revenues and less than 2.5% of identifiable assets of the North American region. The information for Canada and Mexico individually and combined, is not considered material to information for the United States alone.

                             SOLA INTERNATIONAL INC.

17.  Pro Forma Data

         The following pro forma data, as restated for the adoption of FAS 128, was prepared to illustrate the estimated effect of the AO Acquisition and the financing related thereto, as if the acquisition had occurred as of the beginning of the year ended March 31, 1997:

                                                                     Year Ended
                                                                      March 31,
                                                                        1997
                                                                     -----------
                                                                  (in thousands,
                                                                except per share
                                                                        data)

Net sales ...............................................            $   507,713
                                                                     ===========

Net income ..............................................            $    41,968
                                                                     ===========

Earnings per share - basic:
  Net income ............................................            $     1.72
                                                                     ===========

Earnings per share - diluted:
  Net income ............................................            $     1.64
                                                                     ===========


         These pro forma results of operations have been prepared for comparison purposes only, and do not purport to be indicative of what the results would have been had the AO Acquisition occurred at April 1, 1996. As a result of the AO Acquisition the Company incurred two non-recurring charges during fiscal 1997: (i) a $7.2 million charge to cost of sales for the amortization associated with an inventory write-up to fair value during the six months ended September 30, 1996; and (ii) a $9.5 million charge for the write-off of in-process research and development all of which was recorded in the quarter ended June 30, 1996. These charges, and the related provision for tax thereon, have been excluded from the pro forma results as they are non-recurring. The pro forma data above does not include pro forma adjustments for the Neolens Acquisition as the results of Neolens prior to acquisition were not material to the Company's consolidated results of operations.

18.  Supplementary Cash Flow Data

                                                                              Year Ended March 31,
                                                                  ---------------------------------------------
(in thousands)                                                     1999               1998               1997
                                                                  -------            -------            -------
Supplemental disclosures of cash flow information:
   Interest paid .........................................        $24,011            $23,411            $19,273
                                                                  =======            =======            =======
   Taxes paid ............................................        $16,274            $14,599            $14,075
                                                                  =======            =======            =======

Supplemental disclosures of non-cash investing
 and financing activities:
   Capital expenditures accrued but not paid .............        $ 7,115            $ 3,223            $ 3,701
                                                                  =======            =======            =======

                                                       SOLA INTERNATIONAL INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                               QUARTERLY FINANCIAL DATA
                                         (in thousands, except per share data)
                                                      (unaudited)

                                                                         Quarter Ended
                                              -------------------------------------------------------------------
                                               June 30,          Sept. 30,           Dec. 31,            March 31,
                                                1997               1997               1997                1998
                                              ---------          ---------          ---------           ---------
Net sales ..................................  $ 137,621          $ 135,731          $ 129,272           $ 145,111
Gross profit ...............................     64,827             63,839             62,367              67,025
Operating income ...........................     21,257             21,883             20,983              28,583
Income before extraordinary item ...........     11,089             11,778             11,235              16,990
Net income .................................     11,089             11,778              5,312              16,974
Earnings (loss) per share - basic:
  Income before extraordinary item .........       0.46               0.48               0.46                0.69
  Extraordinary item .......................       --                 --                (0.24)               --
  Net income ...............................       0.46               0.48               0.22                0.69
Earnings (loss) per share - diluted:
  Income before extraordinary item .........       0.44               0.46               0.44                0.66
  Extraordinary item .......................       --                 --                (0.23)               --
  Net income ...............................       0.44               0.46               0.21                0.66



                                                                         Quarter Ended
                                              -------------------------------------------------------------------
                                               June 30,          Sept. 30,           Dec. 31,            March 31,
                                                1998               1998               1998                1999
                                              ---------          ---------          ---------           ---------
Net sales ..................................  $ 129,526          $ 132,668          $ 126,345           $ 141,250
Gross profit ...............................     60,431             59,731             57,277              60,961
Operating income (loss) ....................     20,935             17,220             11,058             (11,462)
Net income (loss) ..........................     11,297              8,803              5,176             (12,755)
Earnings per share - basic:
  Net income (loss) ........................       0.46               0.36               0.21               (0.51)
Earnings per share - diluted:
  Net income (loss) ........................       0.44               0.35               0.21               (0.51)

                                                                                                                         SCHEDULE II

                                                       SOLA INTERNATIONAL INC.
                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                           (in thousands)

                                                 Balance,        Charged                                        Balance,
                                                Beginning          to                                            End of
                                                of Period       Expenses     Deductions         Other(1)         Period
                                                ---------       --------     ----------         --------         ------
Year ended March 31, 1999
  Allowance for doubtful accounts ...........     $ 4,956        $ 2,716        $  (677)        $       8        $ 7,003
                                                  =======        =======        =======         =========        =======
  Allowance for excess and obsolete
     inventory ..............................     $ 4,360        $ 5,620        $  (666)        $     (78)       $ 9,236
                                                  =======        =======        =======         =========        =======
Year ended March 31, 1998
  Allowance for doubtful accounts ...........     $ 4,030        $ 1,337        $  (254)        $    (157)       $ 4,956
                                                  =======        =======        =======         =========        =======
  Allowance for excess and obsolete
     inventory ..............................     $ 4,471        $ 1,833        $(1,578)        $    (366)       $ 4,360
                                                  =======        =======        =======         =========        =======
Year ended March 31, 1997
  Allowance for doubtful accounts ...........     $ 5,424        $ 1,258        $(2,652)        $    --          $ 4,030
                                                  =======        =======        =======         =========        =======
  Allowance for excess and obsolete
     inventory ..............................     $ 3,434        $ 1,593        $  (556)        $    --          $ 4,471
                                                  =======        =======        =======         =========        =======

--------------------
(1) Other relates primarily to foreign currency translation adjustments.

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

      3.2               Amended and Restated By-Laws of the Company   Filed as Exhibit 3 to the Company's
                                                                      Quarterly Report on Form 10-Q for the
                                                                      period ending September 30, 1998, and
                                                                      incorporated herein by reference

      4.1               Rights Agreement dated as of August 27,       Filed as Exhibit 1 to the Form 8-A of the
                        1998 between Sola International Inc. and      Company, dated August 27, 1998, and
                        Bank Boston N.A.                              incorporated herein by reference

     10.1               Purchase Agreement, dated as of September     Filed as Exhibit 10.1 to the Registration
                        1, 1993 by and between Sola Holdings Inc.,    Statement, as amended, on Form S-1 of the
                        Pilkington plc and certain of Pilkington      Company (File No. 33-68824) and
                        plc's subsidiaries                            incorporated herein by reference

     10.2*              Confidential Severance Agreement between      Filed as Exhibit 10 to the Company's
                        Sola International Inc. and John E. Heine,    Quarterly Report on Form 10-Q for the
                        dated as of November 20, 1996                 period ending December 31, 1996, and
                                                                      incorporated herein by reference

     10.3*              Confidential Severance Agreement between
                        Sola International Inc. and James H. Cox, dated as of January 1, 1997

     10.4*              Employment Agreement between Sola             Filed as Exhibit 10.2 to the Registration
                        International Inc. and Steven M. Neil,        Statement, as amended, on Form S-3 of the
                        dated as of September 2, 1997                 Company (File No. 333-45929) and
                                                                      incorporated herein by reference

     10.5*              Confidential Severance Agreement between
                        Sola International Inc. and Steven M.
                        Neil, dated as of October 13, 1997

     10.6*              Confidential Severance Agreement between
                        Sola International Inc. and Stephen J.
                        Lee, dated as of January 1, 1997

     10.7*              Confidential Severance Agreement between
                        Sola International Inc. and Theodore Gioia dated as of January 1, 1997




                                               INDEX OF EXHIBITS
                                                  (continued)

                                                                                  Page Number or
   Exhibit No.                       Description                          Incorporation by Reference to
   -----------                       -----------                          -----------------------------
     10.8               Multicurrency Credit Agreement, dated as      Filed as Exhibit 4 to the Report on Form
                        of June 14, 1996, among Sola International    8-K/A of the Company, dated May 6, 1996,
                        Inc., and the other Borrowers as the          and incorporated herein by reference
                        Borrowers, the Subsidiary Guarantors, Bank
                        of America National Trust and Savings
                        Association, as Agent and Letter of Credit
                        Issuing Bank, The First National Bank of
                        Boston and The Bank of Nova Scotia, as
                        Co-Agents, and the Other Financial
                        Institutions Party Thereto

     10.9               Amendment No. 1 to the Multicurrency          Filed as Exhibit 10.1 to the Company's
                        Credit Agreement, dated as of June 14,        Quarterly Report on Form 10-Q for the
                        1996, among Sola International Inc., and      period ending December 31, 1997, and
                        the other Borrowers as the Borrowers, the     incorporated herein by reference
                        Subsidiary Guarantors, The Bank of America
                        National Trust and Savings Association, as
                        Agent and Letter of Credit Issuing Bank,
                        The First National Bank of Boston and The
                        Bank of Nova Scotia, as Co-Agents, and the
                        Other Financial Institutions Party Thereto

     10.10              Amendment No. 2 to the Multicurrency          As above except Exhibit 10.2
                        Credit Agreement, dated as of June 14,
                        1996, among Sola International Inc., and
                        the other Borrowers as the Borrowers, the
                        Subsidiary Guarantors, The Bank of America
                        National Trust and Savings Association, as
                        Agent and Letter of Credit Issuing Bank,
                        The First National Bank of Boston and The
                        Bank of Nova Scotia, as Co-Agents, and the
                        Other Financial Institutions Party Thereto

     10.11              Amendment No. 3 to the Multicurrency          Filed as Exhibit 10.1 to the Company's
                        Credit Agreement, dated as of June 14,        Registration Statement, as amended, on
                        1996, among Sola International Inc., and      Form S-3 of the Company (File No
                        the other Borrowers as the Borrowers, the     333-45929) and incorporated herein by
                        Subsidiary Guarantors, The Bank of America    reference
                        National Trust and Savings Association, as
                        Agent and Letter of Credit Issuing Bank,
                        The First National Bank of Boston and The
                        Bank of Nova Scotia, as Co-Agents, and the
                        Other Financial Institutions Party Thereto

     10.12              Lease Agreement, dated May 10, 1993,          Filed as Exhibit 10.9 to the Registration
                        between Sola Optical Taiwan Ltd. and Chang    Statement, as amended, on Form S-1 of the
                        Jin Co., Ltd. (including English summary      Company (File No. 33-68824) and
                        of principal terms)                           incorporated herein by reference

     10.13              Lease Agreement between Optical Sola de       Filed as Exhibit 10.10 to the
                        Mexico and Messrs. Salvadore                  Registration Statement, as amended, on
                        Luttenroth-Camou and Carlos                   Form S-1 of the Company (File No.
                        Lutteroth-Lomeli (including English           33-68824) and incorporated herein by
                        summary of principal terms)                   reference




                                               INDEX OF EXHIBITS
                                                  (continued)

                                                                                  Page Number or
   Exhibit No.                       Description                          Incorporation by Reference to
   -----------                       -----------                          -----------------------------
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

     10.15              Amendment Number One to Sola Investors        Filed as Exhibit 10.21 to the
                        Inc. Stock Option Plan                        Registration Statement, as amended, on
                                                                      Form S-1 of the Company (File No.
                                                                      33-87892) and incorporated herein by
                                                                      reference

     10.16              Sola International Inc. Stock Option Plan     Filed as Exhibit 10.22 to the
                                                                      Registration Statement, as amended, on
                                                                      Form S-1 of the Company (File No.
                                                                      33-87892) and incorporated herein by
                                                                      reference

     10.17              Sola International Inc. Stock Option Plan,    Filed as Exhibit A and Exhibit B to the
                        Amendment Number One and Amendment Number     fiscal 1996 Proxy Statement of Sola
                        Two                                           International Inc., dated July 12, 1996,
                                                                      and incorporated herein by reference

     10.18              Amended and Restated 1998 Sola                Filed as Appendix A to the Fiscal 1998
                        International Inc. Stock Option Plan          Proxy Statement of Sola International
                                                                      Inc. dated June 30, 1998 and incorporated
                                                                      herein by reference

     10.19              Indenture by and between the Company and      Filed as Exhibit 10.21 to the Annual
                        State Street Bank and Trust Company of        Report on Form 10-K of the Company, dated
                        California, N.A., as Trustee, with respect    March 31, 1998, and incorporated herein
                        to the 6 7/8% Notes due 2008                  by reference

     10.20              Officers' Certificate Related to Senior       Filed as Exhibit 99.1 to the Company's
                        Notes                                         Quarterly Report on Form 10-Q for the
                                                                      period ending June 30, 1998, and
                                                                      incorporated herein by reference

     10.21              Form of Indemnification Agreement between     Filed as Exhibit 10.24 to the
                        the executive officers and directors of       Registration Statement, as amended, on
                        the Company and the Company                   Form S-1 of the Company (File No.
                                                                      33-87892) and incorporated herein by
                                                                      reference

     10.22              Sola International Inc. Management            Filed as Exhibit 10.25 to the
                        Incentive Plan                                Registration Statement, as amended, on
                                                                      Form S-1 of the Company (File No.
                                                                      33-87892) and incorporated herein by
                                                                      reference

     10.23              Sola Optical 401(k) Savings Plan              Filed as Exhibit 4.4 to the Registration
                                                                      Statement on Form S-8 of the Company
                                                                      (File No. 333-4489), filed with the
                                                                      Commission on May 23, 1996, and
                                                                      incorporated herein by reference

     10.24              Trust Agreement entered into as of May 15,    Filed as Exhibit 4.5 to the Registration
                        1996 between Sola Optical USA, Inc. and       Statement on Form S-8 (File No. 333-4489)
                        Chase Manhattan Bank, N.A.                    of the Company, filed with the Commission
                                                                      on May 23, 1996, and incorporated herein
                                                                      by reference

     12.1 Statement regarding ratio of earnings to fixed charges




                                               INDEX OF EXHIBITS
                                                  (continued)

                                                                                  Page Number or
   Exhibit No.                       Description                          Incorporation by Reference to
   -----------                       -----------                          -----------------------------
     21.1               List of subsidiaries of the Company

     23.1               Consent of Ernst & Young LLP, Independent
                        Auditors

     27.1               Financial Data schedule

     99.1               Factors Affecting Future Operating Results

-------------------------
*Compensatory plan or management agreement