Form 10-Q
period 1999-06-30
SOLA INTERNATIONAL INC
filed 1999-08-04
CIK 912088

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

                  For the quarterly period ended June 30, 1999
                                       or
              ( ) TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         As of August 4, 1999, 24,868,233 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.


================================================================================

                             SOLA INTERNATIONAL INC.

                                Table of Contents
                       Form 10-Q for the Quarterly Period
                               Ended June 30, 1999


PART I   FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1.  Financial Statements

           Unaudited Consolidated Condensed Balance Sheet as of
           June 30, 1999                                                       3

           Consolidated Condensed Balance Sheet as of March 31, 1999
           (derived from audited financial statements)                         3

           Unaudited Consolidated Condensed Statements of Income for the
           three month periods ended June 30, 1999 and June 30, 1998           4

           Unaudited Consolidated Condensed Statements of Cash Flows for the
           three month periods ended June 30, 1999 and June 30, 1998           5

           Notes to Consolidated Condensed Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 2.  Changes in Securities and Use of Proceeds                            14

Item 3.  Defaults upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 5.  Other Information                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14

PART I         FINANCIAL INFORMATION
Item 1.          Financial Statements

                                                       SOLA INTERNATIONAL INC.

                                                Consolidated Condensed Balance Sheets
                                                (in thousands, except per share data)

                                                                                                                      March 31, 1999
                                                                                                                       (derived from
                                                                                                                           audited
                                                                                                June 30, 1999             financial
ASSETS                                                                                            (unaudited)            statements)
                                                                                                   ---------              ---------
Current assets:
   Cash and cash equivalents .........................................................             $  27,573              $  21,578
   Trade accounts receivable, less allowance for doubtful
     accounts of $6,894 and $7,003 at June 30, 1999 and
     March 31, 1999, respectively ....................................................               117,799                118,648
   Inventories .......................................................................               175,550                168,755
   Other current assets ..............................................................                22,287                 20,486
                                                                                                   ---------              ---------
     Total current assets ............................................................               343,209                329,467
Property, plant and equipment, at cost, less accumulated
     depreciation and amortization ...................................................               152,604                153,000
Goodwill and other intangibles, net ..................................................               193,772                195,345
Other long-term assets ...............................................................                22,825                 21,487
                                                                                                   ---------              ---------
     Total assets ....................................................................             $ 712,410              $ 699,299
                                                                                                   =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks ............................................................             $  14,208              $  17,490
   Current portion of long-term debt .................................................                 7,243                  4,510
   Accounts payable ..................................................................                53,887                 50,854
   Accrued liabilities ...............................................................                32,315                 31,313
   Accrued payroll and related compensation ..........................................                26,258                 26,468
   Other current liabilities .........................................................                 3,478                  2,709
                                                                                                   ---------              ---------
     Total current liabilities .......................................................               137,389                133,344
Long-term debt, less current portion .................................................                 4,387                  5,782
Bank debt, less current portion ......................................................               107,000                103,000
Senior notes .........................................................................                99,646                 99,632
Other long-term liabilities ..........................................................                25,099                 25,179
                                                                                                   ---------              ---------
     Total liabilities ...............................................................               373,521                366,937

Commitments and Contingencies
Shareholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
      no shares issued ...............................................................                  --                     --
Common stock, $0.01 par value; 50,000 shares authorized;
     24,868 shares (24,867 shares as of March 31, 1999)
     issued and outstanding ..........................................................                   249                    249
Additional paid-in capital ...........................................................               280,567                280,525
Equity participation loans ...........................................................                   (50)                   (50)
Retained earnings ....................................................................                76,497                 70,578
Cumulative other comprehensive income (loss) .........................................               (18,374)               (18,940)
                                                                                                   ---------              ---------
     Total shareholders' equity ......................................................               338,889                332,362
                                                                                                   ---------              ---------
     Total liabilities and shareholders' equity ......................................             $ 712,410              $ 699,299
                                                                                                   =========              =========

                        The accompanying notes are an integral part of these condensed financial statements

                                                      SOLA INTERNATIONAL INC.

                                        Unaudited Consolidated Condensed Statements of Income
                                                (in thousands, except per share data)

                                                                                          Three Months Ended      Three Months Ended
                                                                                            June 30, 1999            June 30, 1998
                                                                                          ------------------      ------------------
Net sales ........................................................................             $ 133,577                $ 129,526
Cost of sales ....................................................................                74,081                   69,095
                                                                                               ---------                ---------
   Gross profit ..................................................................                59,496                   60,431
                                                                                               ---------                ---------
Research and development expenses ................................................                 5,209                    4,730
Selling and marketing expenses ...................................................                25,364                   24,471
General and administrative expenses ..............................................                14,683                   10,295
Special charges ..................................................................                 1,500                     --
                                                                                               ---------                ---------
   Operating expenses ............................................................                46,756                   39,496
                                                                                               ---------                ---------
      Operating income ...........................................................                12,740                   20,935
Interest expense, net ............................................................                (4,453)                  (4,022)
                                                                                               ---------                ---------
   Income before provision for income taxes and
       minority interest .........................................................                 8,287                   16,913
Provision for income taxes .......................................................                (2,652)                  (5,751)
Minority interest ................................................................                   283                      135
                                                                                               ---------                ---------
   Net income ....................................................................             $   5,918                $  11,297
                                                                                               =========                =========

Earnings per share - basic .......................................................             $    0.24                $    0.46

Weighted average common shares outstanding .......................................                24,868                   24,740

Earnings per share - diluted .....................................................             $    0.24                $    0.44

Weighted average common and dilutive securities
   outstanding ...................................................................                25,107                   25,911

                         The accompanying notes are an integral part of these condensed financial statements

                                                       SOLA INTERNATIONAL INC.

                                      Unaudited Consolidated Condensed Statements of Cash Flows
                                                           (in thousands)

                                                                                          Three Months Ended      Three Months Ended
                                                                                             June 30, 1999           June 30, 1998
                                                                                          ------------------      ------------------
Net cash provided by (used in) operating activities ................................            $  7,646                $(15,594)
                                                                                                --------                --------

Cash flows from investing activities:
   Purchase of business ............................................................                --                    (8,253)
   Capital expenditures ............................................................              (5,195)                 (7,794)
   Proceeds from sale of fixed assets ..............................................                 289                      40
                                                                                                --------                --------

Net cash used in investing activities ..............................................              (4,906)                (16,007)
                                                                                                --------                --------

Cash flows from financing activities:
   Payments  on  equity  participation
     loans/exercise of stock options ...............................................                  42                     625
   Net receipts/payments under notes payable to
      banks ........................................................................                 798                   2,482
   Borrowings on long term debt ....................................................                 343                   6,262
   Payments on long term debt ......................................................              (1,629)                   (310)
   Proceeds from bank debt .........................................................               4,000                  15,000
                                                                                                --------                --------

Net cash provided by financing activities ..........................................               3,554                  24,059
                                                                                                --------                --------

Effect of exchange rate changes on cash and cash
   equivalents .....................................................................                (299)                    (52)
                                                                                                --------                --------

Net increase (decrease) in cash and cash equivalents ...............................               5,995                  (7,594)

Cash and cash equivalents at beginning of period ...................................              21,578                  34,444
                                                                                                --------                --------

Cash and cash equivalents at end of period .........................................            $ 27,573                $ 26,850
                                                                                                ========                ========

                        The accompanying notes are an integral part of these condensed financial statements

                            SOLA INTERNATIONAL INC.

              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

1. Basis of Presentation

         The accompanying consolidated condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated condensed balance sheet as of March 31, 1999 was derived from audited financial statements. The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Subsequently, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact that adoption and implementation will have on its consolidated financial statements.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


2. Inventories

                                            June 30, 1999      March 31, 1999
                                           (in thousands)      (in thousands)
                                           --------------      --------------
Raw Materials                                 $ 16,103            $ 15,714
Work In Progress                                 8,316               6,551
Finished Goods                                 106,343             102,862
Molds                                           44,788              43,628
                                              --------            --------
                                              $175,550            $168,755
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


4. Comprehensive Income

         The components of comprehensive income, net of related tax, are as follows (in thousands):

                                        Three Months Ended   Three Months Ended
                                          June 30, 1999         June 30, 1998
                                        ------------------   ------------------
Net income                                  $  5,918              $ 11,297
Foreign currency translation
  adjustments                                    566                (3,400)
                                            --------              --------
Comprehensive income                        $  6,484              $  7,897
                                            ========              ========


5. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 1999 and 1998 (in thousands except per share data):

                                                                                           Three Months Ended     Three Months Ended
                                                                                             June 30, 1999           June 30, 1998
                                                                                           ------------------     ------------------
Numerator:
   Net income ......................................................................            $ 5,918                 $11,297

Denominator:
   Denominator for basic earnings per share -
   Weighted average common shares outstanding ......................................             24,868                  24,740

   Effect of dilutive securities:
     Employee stock options ........................................................                239                   1,171
                                                                                                -------                 -------
   Denominator for diluted earnings per share -
   Weighted average common shares and dilutive
       securities outstanding ......................................................             25,107                  25,911

Basic earnings per share ...........................................................            $  0.24                 $  0.46

Diluted earnings per share .........................................................            $  0.24                 $  0.44

6. Special Charges

         The special charges during the three months ended June 30, 1999 comprise costs associated with the consolidation of the Sola and American Optical manufacturing facilities in Mexico, which was started in the fourth quarter of fiscal 1999. The Company anticipates additional special charges during fiscal 2000, primarily over the next two quarters and principally severance related, of $1.0 million to $1.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated condensed financial statements and notes thereto included elsewhere herein.

Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998

Net Sales

         Net sales totaled $133.6 million in the three months ended June 30, 1999, reflecting an increase of 3.1% over net sales of $129.5 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 3.8%. The increase in net sales is primarily attributable to the North American region, due to strong progressive lens sales. Also contributing to the net sales increase is a return to growth in the Rest of World region, led by the Company's Asian and Australian operations. The European region net sales were comparable with the prior year period. Progressive lens net sales for the three months ended June 30, 1999 increased 18.2% from the same period in the prior year, led by the Company's new progressive lens designs, AO Compact and Visuality. Higher priced products accounted for approximately 68% of net sales in the three months ended June 30, 1999 compared to approximately 67% for the three months ended June 30, 1998. Net sales performances by region were as follows: North America increased by 4.3%, Europe was comparable to the prior year, and Rest of World increased by 5.8%. Using constant exchange rates, the regional performances were as follows: North America increased by 4.4%, Europe increased by 3.0% and Rest of World increased by 3.8%.

Gross Profit and Gross Margin

         Gross profit totaled $59.5 million for the three months ended June 30, 1999, reflecting a decrease of 1.5% from gross profit of $60.4 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased from 46.7% for the three months ended June 30, 1998 to 44.5% for the three months ended June 30, 1999. The margin decrease was principally due to underabsorption of overhead due to a slowdown of production levels to align production with sales demand and expectations.

Operating Expenses

         Operating expenses in the three months ended June 30, 1999 totaled $46.8 million compared to operating expenses of $39.5 million for the same period in the prior year. Included in operating expenses for the three months ended June 30, 1999 is $1.5 million representing special charges. If these charges were excluded from operating expenses, operating expenses would have been $45.3 million, an increase over the three months ended June 30, 1998 of 14.6%. Operating expenses, excluding the special charges, for the three months ended June 30, 1999 and 1998 as a percentage of net sales were 33.9% and 30.5%, respectively. Research and development expenses for the three months ended June 30, 1999 amounted to $5.2 million, compared to $4.7 million for the three months ended June 30, 1998, which represent 3.9% and 3.7% of net sales, respectively. Selling and marketing expenses for the three months ended June 30, 1999 increased by $0.9 million to $25.4 million, compared to $24.5 million for the three months ended June 30, 1998, which represent 19.0% and 18.9% of net sales for the three months ended June 30, 1999 and June 30, 1998, respectively. As a percentage of net sales, general and administrative expenses increased to 11.0% for the three months ended June 30, 1999 compared to 7.9% for the three months ended June 30, 1998. The lower than historical general and administrative expenses in the three months ended June 30, 1998 reflected lower accruals for performance based management bonuses and favorable changes in estimates related to certain reserves and accruals.

         Operating expenses for the three months ended June 30, 1999 included $1.5 million of special charges. The charges comprise costs associated with the consolidation of the Sola and American Optical manufacturing facilities in Mexico, which was started in the fourth quarter of fiscal 1999. The Company anticipates additional special charges during fiscal 2000, primarily over the next two quarters and principally severance related, of $1.0 million to $1.5 million.

Operating Income

         Operating income, for the three months ended June 30, 1999 totaled $12.7 million, a decrease of $8.2 million, or 39.1%, from operating income of $20.9 million for the three months ended June 30, 1998.

Net Interest Expense

         Net interest expense totaled $4.4 million for the three months ended June 30, 1999 compared to $4.0 million for the three months ended June 30, 1999, an increase of $0.4 million. The increase in interest expense is due primarily to increased borrowing levels.

Provision for Income Taxes

         The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 2000 year of 32%. For the three months ended June 30, 1998, the Company recorded an effective income tax rate of 34%, and for the full fiscal 1999 year the Company reported an effective tax rate of 41.6%. The primary cause of the fiscal 1999 effective income tax rate of 41.6% was the Company booking a valuation allowance, and therefore no income tax benefit, against the loss related to the Company's inability to collect the accounts receivable from the original sale of the Brazilian frame and equipment business, which the Company re-assumed in April 1999. If the special charges reported in fiscal 1999 are excluded from income before provision for income taxes, and the tax benefit associated with the special charges are excluded from the provision for income taxes, the resulting effective combined state, federal and foreign tax rate for fiscal 1999 would have been 32% or the same as the projected rate for the full fiscal 2000 year. The Company has deferred tax assets on its balance sheet as of June 30, 1999 amounting to approximately $23.8 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Net Income

         Net income for the three months ended June 30, 1999 totaled $5.9 million compared to net income of $11.3 million for the same period in the prior year. If the special charges and associated taxes were excluded from the three months ended June 30, 1999 net income, the decline from the three months ended June 30, 1998 to the three months ended June 30, 1999 would have been $4.4 million, or 38.6%.

Liquidity and Capital Resources

         Net cash provided by operating activities for the three months ended June 30, 1999 amounted to $7.6 million, an increase of $23.2 million over the funds used in operating activities of $15.6 million for the three months ended June 30, 1998. The most significant causes of the improvement are the reduced outflow in accounts receivable and an increase in accounts payable for the three months ended June 30, 1999, compared to a reduction in accounts payable in the three months ended June 30, 1998. These improvements in operating cash flow are offset in part by the reduction in net income.

         During the three months ended June 30, 1999, inventories as a percentage of annualized net sales were 32.9% compared to 35.5% for the three months ended June 30, 1998, reflecting the Company's actions to reduce inventories on hand. Accounts receivable as a percentage of annualized net sales for the three months ended June 30, 1999 was 22.1% compared to 23.2% for the same period a year ago.

         Cash flows from investing activities in the three months ended June 30, 1999 amounted to an outflow of $4.9 million, reflecting capital expenditures of $5.2 million, offset by proceeds from the sale of fixed assets of $0.3 million. Cash flows from investing activities in the three months ended June 30, 1998 were an outflow of $16.0 million of which $7.7 million represented capital expenditures, and $8.3 million represented investment in acquisitions. The $8.3 million spent on acquisitions represents the acquisition of the assets of an anti-reflection coating laboratory in Oregon, USA, acquired by the Company in June 1998. Management anticipates capital expenditures of approximately $25 million to $30 million annually over the next several years, of which approximately $5 million annually is viewed as discretionary.

         Net cash provided by financing activities in the three months ended June 30, 1999 amounted to $3.6 million, primarily borrowings under the Company's bank credit agreement. Net cash provided by financing activities in the three months ended June 30, 1998 amounted to $24.1 million. The most significant use was the increase in bank borrowings to fund the growth in working capital, and borrowings on long term debt to fund the lab acquisition.

         In addition to the Company's borrowings under its multicurrency Bank Credit Agreement ($107 million borrowed as of June 30, 1999 under a $300 million facility) and the Company's outstanding 6 7/8% Senior Notes, its foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of June 30, 1999 the total borrowing capacity available to the Company's foreign subsidiaries under such local facilities was approximately $46.4 million, of which $17.6 million had been utilized.

         The Company continues to have significant liquidity requirements. In addition to working capital needs and capital expenditures, the Company has substantial cash requirements for debt service. The Company expects that its multicurrency credit facility and other overseas credit facilities, together with cash on hand and internally generated funds, if available as anticipated, will provide sufficient capital resources to finance the Company's operations, fund anticipated capital expenditures, and meet interest requirements on its debt, including its Senior Notes, for the foreseeable future. As the Company's debt matures, the Company may need to refinance such debt. There can be no assurance that such debt can be refinanced on terms acceptable to the Company.

Currency Exchange Rates

         As a result of the Company's worldwide operations, currency exchange rate fluctuations tend to affect the Company's results of operations and financial position. The two principal effects of currency exchange rates on the Company's results of operations and financial position are (i) translation adjustments for subsidiaries where the local currency is the functional currency and (ii) translation adjustments for subsidiaries in hyper-inflationary countries. Translation adjustments for functional local currencies have been made to shareholders' equity. For the three months ended June 30, 1999 and 1998 such translation adjustments were approximately $0.6 million and $(3.4) million, respectively.

         For translation adjustments of the Company's subsidiaries operating in hyper-inflationary countries, until recently primarily Brazil, the functional currency is determined to be the U.S. dollar, and therefore all translation adjustments are reflected in the Company's Statements of Operations. During January 1999 the Brazilian Real devalued significantly against the U.S. dollar. Between March 31, 1999 and June 30, 1999 the Real has stabilized in the 1.65 to
1.85 range against the US dollar. In hyper-inflationary environments, the Company generally protects margins by methods which include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible.

         Because a majority of the Company's debt is U.S. dollar denominated, the Company may hedge against certain currency fluctuations by entering into currency swaps (however certain currencies, such as the Brazilian Real, cannot be hedged economically), although no such swaps had been entered into as of June 30, 1999. As of June 30, 1999 certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments in amounts other than their home currency. The carrying amount of the forward contracts approximates fair value, which has been estimated based on current exchange rates.

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

European Union Conversion to the "Euro"

         The Company has instituted a "Euro" conversion team and begun preliminary preparation for the conversion by eleven member states of the European Union to a common currency, the "Euro". Conversion to the Euro by these member states of the union will take place on a "no compulsion, no prohibition" basis between January 1, 1999 and January 1, 2002. By January 1, 2002 all companies operating in the eleven member states will be required to be fully operational using the new currency. The Sola conversion team has primarily addressed the accounting and information systems changes that are necessary to facilitate trading in the Euro, the possible market place implications of a common currency and the currency exchange rate risks, with the initial emphasis placed on the system modifications. The Company has not completed the evaluation of the possible effect of the changes to the Euro on intercompany foreign currency loans, or the impact if any, on the market place implications of a common currency. Preliminary assessments indicate that the financial impact of conversion to a Euro based currency will not be material to the Company's consolidated financial position, results of operations or cash flows.

Information Relating to Forward-Looking Statements

         This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding among other items, (i) the impact of inflation, (ii) future income tax rates and capital expenditures, (iii) future special charges, and
(iv) the costs and other consequences related to the Year 2000 and conversion to the Euro. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of "Factors Affecting Future Operating Results" included in Exhibit 99.1 of the Company's Form 10-K for the fiscal year ended March 31, 1999, and the factors described in "Business-Environmental Matters", also included in the Company's Form 10-K for the fiscal year ended March 31, 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in its Annual Report on Form 10-K for the fiscal year ended March 31, 1999.


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


                                                 Sola International Inc.
                                                 (Registrant)



Dated:  August 4, 1999                           By: /s/ Steven M. Neil
      ------------------                             ---------------------------
                                                     Steven M. Neil
                                                     Executive Vice President,
                                                     Chief Financial Officer,
                                                     Secretary and Treasurer

                                  Exhibit Index


       Exhibit Number               Description                   Page Number
       --------------               -----------                   -----------
           27                Financial Data Schedule                   17