Form 10-Q
period 1999-09-30
SOLA INTERNATIONAL INC
filed 1999-11-05
CIK 912088

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

                For the quarterly period ended September 30, 1999
                                       or
              ( ) TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of November 5, 1999, 24,868,233 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================

                                              SOLA INTERNATIONAL INC.


                                                 Table of Contents
                                        Form 10-Q for the Quarterly Period
                                             Ended September 30, 1999

PART I         FINANCIAL INFORMATION                                                                 PAGE
------         ---------------------                                                                 ----
Item 1.        Financial Statements

                  Unaudited Consolidated Condensed Balance Sheet as of September 30, 1999               3

                  Consolidated Condensed Balance Sheet as of March 31, 1999
                  (derived from audited financial statements)                                           3

                  Unaudited Consolidated Condensed Statements of Income for the three and
                  six month periods ended September 30, 1999 and September 30, 1998                     4

                  Unaudited Consolidated Condensed Statements of Cash Flows for the six month
                  periods ended September 30, 1999 and September 30,   1998                             5

                  Notes to Consolidated Condensed Financial Statements                                  6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                               9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                              15

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                                       16

Item 2.        Changes in Securities and Use of Proceeds                                               16

Item 3.        Defaults upon Senior Securities                                                         16

Item 4.        Submission of Matters to a Vote of Security Holders                                     16

Item 5.        Other Information                                                                       16

Item 6.        Exhibits and Reports on Form 8-K                                                        16

PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements

                             SOLA INTERNATIONAL INC.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except per share data)
                                                                          March 31, 1999
                                                                          (derived from
                                                               September     audited
                                                               30, 1999     financial
                                                              (unaudited)  statements)
                                                              -----------  -----------
ASSETS
Current assets:
   Cash and cash equivalents ...............................   $  22,756    $  21,578

   Trade accounts receivable, less allowance for doubtful
     accounts of $6,663 and $7,003 at September 30, 1999 and
     March 31, 1999, respectively ..........................     123,598      118,648
   Inventories .............................................     186,018      168,755
   Other current assets ....................................      21,806       20,486
                                                               ---------    ---------
     Total current assets ..................................     354,178      329,467
Property, plant and equipment, at cost, less accumulated
     depreciation and amortization .........................     154,546      153,000
Goodwill and other intangibles, net ........................     192,359      195,345
Other long-term assets .....................................      23,137       21,487
                                                               ---------    ---------
     Total assets ..........................................   $ 724,220    $ 699,299
                                                               =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks ..................................   $  17,156    $  17,490
   Current portion of long-term debt .......................       4,869        4,510
   Accounts payable ........................................      55,524       50,854
   Accrued liabilities .....................................      32,928       31,313
   Accrued payroll and related compensation ................      27,793       26,468
   Other current liabilities ...............................       5,070        2,709
                                                               ---------    ---------
     Total current liabilities .............................     143,340      133,344
Long-term debt, less current portion .......................       4,188        5,782
Bank debt, less current portion ............................     101,500      103,000
Senior notes ...............................................      99,655       99,632
Other long-term liabilities ................................      25,323       25,179
                                                               ---------    ---------
     Total liabilities .....................................     374,006      366,937

Commitments and Contingencies
Shareholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
      no shares issued .....................................        --           --
Common stock, $0.01 par value; 50,000 shares authorized;
     24,868 shares (24,867 shares as of March 31, 1999)
     issued and outstanding ................................         249          249
Additional paid-in capital .................................     280,567      280,525
Equity participation loans .................................         (10)         (50)
Retained earnings ..........................................      83,737       70,578
Cumulative other comprehensive income (loss) ...............     (14,329)     (18,940)
                                                               ---------    ---------
     Total shareholders' equity ............................     350,214      332,362
                                                               ---------    ---------
     Total liabilities and shareholders' equity ............   $ 724,220    $ 699,299
                                                               =========    =========

 The accompanying notes are an integral part of these condensed financial statements

                             SOLA INTERNATIONAL INC.

              Unaudited Consolidated Condensed Statements of Income
                      (in thousands, except per share data)

                                          Three Months Ended         Six Months Ended
                                              September 30,            September 30,
                                           1999         1998         1999         1998
                                           ----         ----         ----         ----

Net sales ...........................   $ 141,071    $ 132,668    $ 274,648    $ 262,194
Cost of sales .......................      77,613       72,937      151,694      142,032
                                        ---------    ---------    ---------    ---------
   Gross profit .....................      63,458       59,731      122,954      120,162
                                        ---------    ---------    ---------    ---------
Research and development expenses ...       5,146        4,664       10,355        9,394
Selling and marketing expenses ......      25,696       23,631       51,060       48,102
General and administrative expenses .      14,851       14,216       29,534       24,511
Special charges .....................       2,863         --          4,363         --
                                        ---------    ---------    ---------    ---------
   Operating expenses ...............      48,556       42,511       95,312       82,007
                                        ---------    ---------    ---------    ---------
      Operating income ..............      14,902       17,220       27,642       38,155
Interest expense, net ...............       4,496        4,316        8,949        8,338
                                        ---------    ---------    ---------    ---------
   Income before provision for income
        taxes and minority interest .      10,406       12,904       18,693       29,817
Provision for income taxes ..........      (3,330)      (4,384)      (5,982)     (10,135)
Minority interest ...................         165          283          448          418
                                        ---------    ---------    ---------    ---------
   Net income .......................   $   7,241    $   8,803    $  13,159    $  20,100
                                        =========    =========    =========    =========

Earnings per share - basic ..........   $    0.29    $    0.36    $    0.53    $    0.81
                                        =========    =========    =========    =========
Weighted average common shares
   outstanding ......................      24,868       24,778       24,868       24,759
                                        =========    =========    =========    =========

Earnings per share - diluted ........   $    0.29    $    0.35    $    0.52    $    0.78
                                        =========    =========    =========    =========
Weighted average common and dilutive
   securities outstanding ...........      25,158       25,481       25,133       25,696
                                        =========    =========    =========    =========

 The accompanying notes are an integral part of these condensed financial statements

                                       4

                             SOLA INTERNATIONAL INC.

            Unaudited Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                          Six Months  Six Months
                                                            Ended        Ended
                                                          September    September
                                                           30, 1999     30, 1998
                                                           --------    ---------

Net cash provided by (used in) operating activities ....   $ 13,737    $ (8,865)
                                                           --------    --------

Cash flows from investing activities:
   Purchase of business ................................       --        (8,598)
   Investment in joint venture .........................     (2,188)       --
   Capital expenditures ................................     (9,434)    (17,110)
   Proceeds from sale of fixed assets ..................        335          61
                                                           --------    --------

Net cash used in investing activities ..................    (11,287)    (25,647)
                                                           --------    --------

Cash flows from financing activities:
   Payments on equity participation
      loans/exercise of stock options ..................         82         729
   Net receipts/payments under notes payable to
      banks ............................................      3,819      11,099
   Borrowings on long term debt ........................      1,446       2,287
   Payments on long term debt ..........................     (5,344)     (1,330)
   Proceeds from bank debt .............................     (1,500)     21,427
                                                           --------    --------

Net cash provided by (used in) financing activities ....     (1,497)     34,212
                                                           --------    --------

Effect of exchange rate changes on cash and cash
   equivalents .........................................        225         581
                                                           --------    --------

Net increase  in cash and cash equivalents .............      1,178         281

Cash and cash equivalents at beginning of period .......     21,578      34,444
                                                           --------    --------

Cash and cash equivalents at end of period .............   $ 22,756    $ 34,725
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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories
                                   September 30, 1999         March 31, 1999
                                     (in thousands)           (in thousands)
                                     --------------           --------------
     Raw Materials                      $ 17,347                  $ 15,714
     Work In Progress                     10,619                     6,551
     Finished Goods                      112,094                   102,862
     Molds                                45,958                    43,628
                                        --------                  --------
                                        $186,018                  $168,755
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

4.   Comprehensive Income

     The components of comprehensive  income, net of related tax, are as follows
(in thousands):

                                                             Three Months                        Six Months
                                                          Ended September 30,                Ended September 30,
                                                        1999              1998             1999              1998
                                                        ----              ----             ----              ----
Net income                                            $  7,241          $ 8,803          $ 13,159         $ 20,100
Foreign currency translation adjustments                 4,045             (450)            4,611           (3,850)
                                                      --------          --------         --------         ---------
Comprehensive income                                  $ 11,286          $ 8,353          $ 17,770         $ 16,250
                                                      ========          ========         ========         =========

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 1999 and 1998 (in thousands except per share data):

                                                             Three Months     Three Months      Six Months       Six Months
                                                                 Ended            Ended           Ended            Ended
                                                            September 30,    September 30,    September 30,    September 30,
                                                                 1999             1998             1999            1998
                                                                 ----             ----             ----            ----
Numerator:
   Net income...........................................         $ 7,241         $ 8,803          $13,159          $20,100

Denominator:
   Denominator for basic earnings per share -
   Weighted average common shares outstanding...........          24,868          24,778           24,868           24,759

   Effect of dilutive securities:
     Employee stock options.............................             290             703              265              937
                                                                 -------         -------          -------          -------
   Denominator for diluted earnings per share -
   Weighted average common shares and dilutive
       securities outstanding...........................          25,158          25,481           25,133           25,696

Basic earnings per share................................           $0.29           $0.36            $0.53            $0.81

Diluted earnings per share..............................           $0.29           $0.35            $0.52            $0.78

6.   Special Charges

     The special charges during the six months ended September 30, 1999 comprise costs associated with the consolidation of the Sola and American Optical manufacturing facilities in Mexico, which was started in the fourth quarter of fiscal 1999 ($2.6 million) and work force reductions in North America, Europe and Rest of World ($0.9 million). In addition, the erosion of the Brazilian Real against the US dollar (Sola Brazil's functional currency) in the three months ended September 30, 1999 by approximately 8%, has resulted in a foreign exchange translation charge to the income statement in the three months ended September 30, 1999 of $0.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated condensed financial statements and notes thereto included elsewhere herein.

Results of Operations

Three months ended September 30, 1999 compared to three months ended September 30, 1998

Net Sales

     Net sales totaled $141.1 million in the three months ended September 30, 1999, reflecting an increase of 6.3% from net sales of $132.7 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 6.9%. All three operating regions contributed to the increase in net sales, due primarily to strong progressive lens sales. Growth in Rest of World sales reflects a modest market recovery in Asia and a reasonably strong market in South America despite the economic impact from the Brazilian Real devaluation in January 1999 and the erosion of the currency in the second quarter of fiscal 2000. Progressive lens net sales for the three months ended September 30, 1999 increased 18.7% from the same period in the prior year, led by the Company's new progressive lens designs, AO Compact, Percepta and Visuality. Higher priced products accounted for approximately 70% of net lens sales in the three months ended September 30, 1999 compared to approximately 68% for the three months ended September 30, 1998. Net sales increases by region, were as follows: North America 7.3%, Europe 3.4% and Rest of World 8.8%. Using constant exchange rates the regional increases were as follows: North America 7.5%, Europe 8.1% and Rest of World 3.6%.

Gross Profit and Gross Margin

     Gross profit totaled $63.5 million for the three months ended September 30, 1999, reflecting an increase of 6.2% from gross profit of $59.7 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") remained constant at 45.0% for the three months ended September 30, 1999 and 1998. Both periods margin performances are lower than traditional levels due to product mix changes and due to lower production levels to align production with sales demand and expectations.

 Operating Expenses

     Operating expenses in the three months ended September 30, 1999 totaled $48.6 million, an increase of $6.1 million over operating expenses of $42.5 million for the same period in the prior year. Included in operating expenses for the three months ended September 30, 1999 is $2.9 million representing special charges. If these charges were excluded from operating expenses, operating expenses would have been $45.7 million, an increase over the three months ended September 30, 1998 of 7.5%. Operating expenses, excluding the special charges, for the three months ended September 30, 1999 and 1998 as a percentage of net sales were 32.4% and 32.0%, respectively. Research and development expenses for the three months ended September 30, 1999 amounted to $5.1 million, compared to $4.7 million for the three months ended September 30, 1998, which represent 3.7% and 3.5% of net sales, respectively. Selling and marketing expenses for the three months ended September 30, 1999 increased $2.1 million to $25.7 million, compared to $23.6 million for the three months ended September 30, 1998 which represent 18.2% and 17.8%, of net sales, respectively. General and administrative expenses were $14.8 million, or 10.5% of net sales, for the three months ended September 30, 1999, compared to $14.2 million, or 10.7% of net sales for the three months ended September 30, 1998.

     Operating expenses for the three months ended September 30, 1999 included $2.9 million of special charges. The charges comprise costs associated with the consolidation of the Sola and American Optical manufacturing facilities in Mexico, which was started in the fourth quarter of fiscal 1999 ($1.1 million) and work force reductions in North America, Europe and Rest of World ($0.9 million). In addition, the erosion of the Brazilian Real against the US dollar (Sola Brazil's functional currency) in the three months ended September 30, 1999 by approximately 8%, has resulted in a foreign exchange translation charge to the income statement in the three months ended September 30, 1999 of $0.9 million.

Operating Income

     Operating income, for the three months ended September 30, 1999 totaled $14.9 million, a decrease of $2.3 million from the operating income for the three months ended September 30, 1998 of $17.2 million. If the special charges of $2.9 million are excluded from operating income for the three months ended September 30, 1999, operating income would have been $17.8 million, an increase of 3.2% over the same period in the prior year.

Net Interest Expense

     Net interest expense totaled $4.5 million for the three months ended September 30, 1999 compared to $4.3 million for the three months ended September 30, 1998, an increase of $0.2 million. The increase in interest expense is due primarily to increased borrowing levels.

Provision for Income Taxes

     The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 1999 year of 32%. For the three months ended September 30, 1998 the Company recorded an effective income tax rate of 34%, and for the full fiscal 1999 year the Company reported an effective tax rate of 41.6%. The primary cause of the fiscal 1999 effective income tax rate of 41.6% was the Company booking a valuation allowance, and therefore no income tax benefit, against the loss related to the Company's inability to collect the accounts receivable from the original sale of the Brazilian frame and equipment business, which the Company re-assumed in April 1999. If the special charges reported in fiscal 1999 are excluded from income before provision for income taxes, and the tax benefit associated with the special charges are excluded from the provision for income taxes, the resulting effective combined state, federal and foreign tax rate for fiscal 1999 would have been 32% or the same as the projected rate for the full fiscal 2000 year. The Company has deferred tax assets on its balance sheet as of September 30, 1999 amounting to approximately $23.3 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Six months ended September 30, 1999 compared to six months ended September 30, 1998

Net Sales

     Net sales totaled $274.6 million in the six months ended September 30, 1999, reflecting an increase of 4.8% from net sales of $262.2 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 5.1%. All three operating regions contributed to the increase in net sales, due primarily to strong progressive lens sales. Growth in Rest of World sales reflects a modest market recovery in Asia and a reasonably strong market in South America despite the economic impact from the Brazilian Real devaluation  in  January  1999 and the  erosion  of the  currency  in the second quarter of fiscal 2000. Progressive lens net sales for the six months ended September 30, 1999 increased 18.4% from the same period in the prior year, led by the Company's new progressive lens designs, AO Compact, Percepta and Visuality. Higher priced products accounted for approximately 69% of net lens sales in the six months ended September 30, 1999 compared to approximately 67% for the three months ended September 30, 1998. Net sales increases by region, were as follows: North America 5.8%, Europe 1.8% and Rest of World 7.1%. Using constant exchange rates the regional increases were as follows: North America 5.8%, Europe 5.2% and Rest of World 3.4%.

Gross Profit and Gross Margin

     Gross profit totaled $123.0 million for the six months ended September 30, 1999, reflecting an increase of 2.3% from gross profit of $120.2 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased to 44.8% for the six months ended September 30, 1999 from 45.8% for the six months ended September 30, 1998. The margin decrease was principally due to product mix changes and due to underabsorption of overhead due to a slowdown of production levels, primarily in the first quarter of fiscal 2000, in order to align production with sales demand and expectations.

Operating Expenses

     Operating expenses in the six months ended September 30, 1999 totaled $95.3 million, an increase of $13.3 million, compared to operating expenses of $82.0 million for the same period in the prior year. Included in operating expenses for the six months ended September 30, 1999 is $4.4 million representing special charges. If these charges were excluded from operating expenses, operating expenses would have been $90.9 million, an increase over the six months ended September 30, 1998 of 10.9%. Operating expenses, excluding the special charges, for the six months ended September 30, 1999 and 1998 as a percentage of net sales were 33.1% and 31.3%, respectively. Research and development expenses for the six months ended September 30, 1999 totaled $10.4 million, compared to $9.4 million for the six months ended September 30, 1998, which represent 3.8% and 3.6% of net sales, respectively. Selling and marketing expenses for the six months ended September 30, 1999 increased $3.0 million to $51.1 million, compared to $48.1 million for the six months ended September 30, 1998 which represent 18.6% and 18.4%, of net sales, respectively. As a percentage of net sales, general and administrative expenses increased to 10.8% for the six months ended September 30, 1999 compared to 9.4% for the six months ended September 30, 1998. The lower than historical general and administrative expenses in the six months ended September 30, 1998, primarily in the first three months of fiscal 1999, reflected lower accruals for performance based bonuses and favorable changes in estimates related to certain reserves and accruals.

     Operating expenses for the six months ended September 30, 1999 included $4.4 million of special charges. The charges comprise costs associated with the consolidation of the Sola and American Optical manufacturing facilities in Mexico, which was started in the fourth quarter of fiscal 1999 ($2.6 million) and work force reductions in North America, Europe and Rest of World ($0.9 million). In addition, the erosion of the Brazilian Real against the US dollar (Sola Brazil's functional currency) in the six months ended September 30, 1999, primarily during the last three months, by approximately 10%, has resulted in a foreign exchange translation charge to the income statement in the six months ended September 30, 1999 of $0.9 million.

Operating Income

     Operating income for the six months ended September 30, 1999 was $27.6 million, a decrease of $10.5 million, from the six months ended September 30, 1998 operating income of $38.1 million. If the special charges of $4.4 million are excluded from operating income for the six months ended September 30, 1999, operating income would have been $32.0 million, a decrease of 16.1% over the same period in the prior year.

Net Interest Expense

     Net interest expense totaled $8.9 million for the six months ended September 30, 1999 compared to $8.3 million for the six months ended September 30, 1998, an increase of $0.6 million. The increase in interest expense is due primarily to increased borrowing levels.

Liquidity and Capital Resources

     Net cash provided by operating activities for the six months ended September 30, 1999 amounted to $13.7 million, an increase of $22.6 million over the funds used in operating activities of $8.9 million for the six months ended September 30, 1998. The most significant causes of the improvement are the reduced outflow in accounts receivable and inventories and an increase in accounts payable and accrued liabilities for the six months ended September 30, 1999, compared to a reduction in accounts payable and accrued liabilities in the six months ended September 30, 1998. These improvements in operating cash flow are offset in part by the reduction in net income.

     During the six months ended September 30, 1999, using a three month net sales annualized convention, inventories as a percentage of annualized net sales were 33.0% compared to 35.7% for the six months ended September 30, 1998, reflecting the Company's actions to reduce inventories on hand. Accounts receivable as a percentage of annualized net sales for the six months ended September 30, 1999 was 21.9% compared to 23.3% for the same period a year ago.

     Cash flows from investing activities in the six months ended September 30, 1999 amounted to an outflow of $11.3 million, reflecting capital expenditures of $9.4 million and investment in a joint venture in India of $2.2 million, offset by proceeds from the sale of fixed assets of $0.3 million. Cash flows from investing activities in the six months ended September 30, 1998 were an outflow of $25.6 million of which $17.1 million represented capital expenditures, and $8.6 million represented investment in acquisitions. The $8.6 million spent on acquisitions represents the acquisition of the assets of an anti-reflection coating laboratory in Oregon, USA, acquired by the Company in June 1998. Management anticipates capital expenditures of approximately $25 million to $30 million annually over the next several years, of which approximately $5 million annually is viewed as discretionary.

     Net cash used in financing activities in the six months ended September 30, 1999 amounted to $1.5 million, primarily repayments under the Company's bank credit agreement and repayments of long term debt, offset by borrowings under notes payable to banks. Net cash provided by financing activities in the six months ended September 30, 1998 amounted to $34.2 million. The most significant use was the increase in bank borrowings and bank debt to fund the growth in working capital, capital expenditures and the lab acquisition.

     In addition to the Company's borrowings under its multicurrency Bank Credit Agreement ($101.5 million borrowed as of September 30, 1999 under a $300 million facility) and the Company's outstanding 6 7/8% Senior Notes, its foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of September 30, 1999 the total borrowing capacity available to the Company's foreign subsidiaries under such local facilities was approximately $46.4 million, of which $18.4 million had been utilized.

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

Currency Exchange Rates

     As a result of the Company's worldwide operations, currency exchange rate fluctuations tend to affect the Company's results of operations and financial position. The two principal effects of currency exchange rates on the Company's results of operations and financial position are (i) translation adjustments for subsidiaries where the local currency is the functional currency and (ii) translation adjustments for subsidiaries in hyper-inflationary countries.
Translation adjustments for functional local currencies have been made to shareholders' equity. For the six months ended September 30, 1999 and 1998 such translation adjustments were approximately $4.6 million and $(3.9) million, respectively.

     For translation adjustments of the Company's subsidiaries operating in hyper-inflationary countries, until recently primarily Brazil, the functional currency is determined to be the U.S. dollar, and therefore all translation adjustments are reflected in the Company's Statements of Operations. During January 1999 the Brazilian Real devalued significantly against the U.S. dollar. Between March 31, 1999 and June 30, 1999 the Real has stabilized in the 1.65 to
1.85 range against the US dollar, however, during the three months ended September 30, 1999 the Real deteriorated against the US dollar by approximately 8%. In hyper-inflationary environments, the Company generally protects margins by methods which include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible.

     Because a majority of the Company's debt is U.S. dollar denominated, the Company may hedge against certain currency fluctuations by entering into currency swaps (however certain currencies, such as the Brazilian Real, cannot be hedged economically), although no such swaps had been entered into as of September 30, 1999. As of September 30, 1999 certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments in amounts other than their home currency. The carrying amount of the forward contracts approximates fair value, which has been estimated based on current exchange rates.

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

     The Company has completed its Year 2000 assessment of critical business systems. Based on these assessments, the Company determined that it would be required to modify or replace certain portions of its software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that these modifications and replacements of existing software, to mitigate the Year 2000 issue, have been completed. Year 2000 expenditures to-date have not been material, and the overall cost to the Company of making its Information Technology ("IT") systems Year 2000 compliant has not been material to the Company's results of operations (less than $2 million over a three fiscal year period).

     The Company has also performed extensive testing of operating equipment ("embedded chips") to ensure that they are Year 2000 compliant. To date no material exposures have been detected, and none are expected.

     For those IT systems that required upgrades to make them Year 2000 compliant, the Company commenced upgrade programs in a timely manner and the majority of remediation work has been completed. In certain instances, the Company developed contingency plans which have been implemented which should deliver adequate computer functionality until the main IT strategy can be completed.

     The cost of the Company's Year 2000 program and its beliefs regarding its compliance program are based on the Company's best endeavors, which were implemented utilizing a number of assumptions about future events, such as the ability to locate and correct all relevant computer codes, the performance of key software and hardware vendors and other similar uncertainties. However, although the Company has completed its preparedness program the Company is not sure that actual results will not differ materially from those anticipated.

     As part of its overall assessment package, the Company also assessed the possible effects on the Company's operations of the Year 2000 readiness of key suppliers and customers. The Company has not been advised by any key suppliers or customers that they will not be ready for the Year 2000. The Company's largest customer accounts for approximately 5% of net sales and the ten largest customers account for approximately 23% of net sales.

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

           Not applicable

Item 3.    Defaults upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of the security holders at the Company's Annual Meeting of Stockholders held on August 13, 1999:

         Proposal I Election of Directors. Votes as follows:

                                                Total Vote       Total Vote
                                                 for Each     Withheld From Each
                                                  Director         Director
                                                  --------         --------
          Maurice J. Cunniffe                    19,686,710         552,055
          Douglas D. Danforth                    19,682,724         556,041
          A. William Hamill                      20,136,659         102,106
          John E. Heine                          20,145,779          92,986
          Hamish Maxwell                         19,683,624         555,141
          Irving S. Shapiro                      19,681,324         557,441
          Jackson L. Schultz                     19,675,824         562,941

         Proposal II Approval to ratify the Company's Management Incentive Plan. Votes as follows:

                  For                Against            Abstain          No Vote
                  ---                -------            -------          -------
               18,751,141           1,437,636           49,989              0

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

       Exhibit Number                 Description                  Page Number
       --------------                 -----------                  -----------

             27                 Financial Data Schedule                19


           (b)  Reports on Form 8-K

                Not applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Sola International Inc.
                                          (Registrant)



Dated:  November 5, 1999                  By: /s/ Steven M. Neil
      --------------------                    --------------------------
                                              Steven M. Neil
                                              Executive Vice President, Chief
                                              Financial Officer, Secretary and
                                              Treasurer

                                  Exhibit Index


         Exhibit No.                 Description                  Page Number
         -----------                 -----------                  -----------

             27                 Financial Data Schedule                19