Form 10-Q
period 1999-12-31
SOLA INTERNATIONAL INC
filed 2000-02-01
CIK 912088

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

                For the quarterly period ended December 31, 1999
                                       or
              ( ) TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 1, 2000, 24,937,216 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================

                             SOLA INTERNATIONAL INC.


                                Table of Contents
                       Form 10-Q for the Quarterly Period
                             Ended December 31, 1999


PART I   FINANCIAL INFORMATION                                              PAGE
------   ---------------------                                              ----

Item 1.  Financial Statements

            Unaudited  Consolidated Condensed Balance Sheet as of December
            31, 1999                                                           3

            Consolidated Condensed Balance Sheet as of March 31, 1999
            (derived from audited financial statements)                        3

            Unaudited Consolidated Condensed Statements of Income for the
            three  and nine  month  periods  ended  December 31, 1999  and
            December 31, 1998                                                  4

            Unaudited  Consolidated Condensed Statements of Cash Flows for
            the  nine  month  periods ended December 31, 1999 and December
            31, 1998                                                           5

            Notes to Consolidated Condensed Financial Statements               6

Item 2.  Management's  Discussion and Analysis of  Financial Condition and
         Results of Operations                                                 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           14

PART II  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities and Use of Proceeds                            15

Item 3.  Defaults upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

PART I         FINANCIAL INFORMATION
Item 1.        Financial Statements

                                   SOLA INTERNATIONAL INC.

                            Consolidated Condensed Balance Sheets
                            (in thousands, except per share data)

                                                                 December 31,    March 31, 1999
                                                                     1999         (derived from
                                                                 (unaudited)    audited financial
                                                                 -----------       statements)
                                                                                   -----------
ASSETS
Current assets:
   Cash and cash equivalents...............................       $ 24,377          $ 21,578
   Trade accounts receivable, less allowance for doubtful
     accounts of $7,559 and $7,003 at December 31, 1999 and
     March 31, 1999, respectively..........................        123,344           118,648
   Inventories.............................................        195,791           168,755
   Other current assets....................................         22,876            20,486
                                                                  --------          --------
     Total current assets..................................        366,388           329,467
Property, plant and equipment, at cost, less accumulated
     depreciation and amortization.........................        152,902           153,000
Goodwill and other intangibles, net........................        193,834           195,345
Other long-term assets.....................................         26,790            21,487
                                                                  --------          --------
     Total assets..........................................       $739,914          $699,299
                                                                  ========          ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks..................................       $ 17,948          $ 17,490
   Current portion of long-term debt.......................          3,412             4,510
   Accounts payable........................................         53,646            50,854
   Accrued liabilities.....................................         37,782            31,313
   Accrued payroll and related compensation................         26,156            26,468
   Other current liabilities...............................          3,993             2,709
                                                                  --------          --------
     Total current liabilities.............................        142,937           133,344
Long-term debt, less current portion.......................          4,483             5,782
Bank debt, less current portion............................        117,500           103,000
Senior notes...............................................         99,662            99,632
Other long-term liabilities................................         25,448            25,179
                                                                  --------          --------
     Total liabilities.....................................        390,030           366,937
                                                                  --------          --------

Commitments and Contingencies
Shareholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
      no shares issued.....................................          --                --
Common stock, $0.01 par value; 50,000 shares authorized;
     24,923 shares (24,867 shares as of March 31, 1999)
     issued and outstanding................................            249               249
Additional paid-in capital.................................        281,093           280,525
Equity participation loans.................................            (10)              (50)
Retained earnings..........................................         86,412            70,578
Cumulative other comprehensive income (loss)...............        (17,860)          (18,940)
                                                                  --------          --------
     Total shareholders' equity............................        349,884           332,362
                                                                  --------          --------
     Total liabilities and shareholders' equity............       $739,914          $699,299
                                                                  ========          ========


     The accompanying notes are an integral part of these condensed financial statements

                             SOLA INTERNATIONAL INC.

              Unaudited Consolidated Condensed Statements of Income
                      (in thousands, except per share data)
                                          Three Months Ended         Nine Months Ended
                                             December 31,               December 31,
                                           1999         1998         1999         1998
                                           ----         ----         ----         ----
Net sales ...........................   $ 127,238    $ 126,345    $ 401,886    $ 388,539
Cost of sales .......................      71,983       69,068      223,677      211,100
                                        ---------    ---------    ---------    ---------
   Gross profit .....................      55,255       57,277      178,209      177,439
                                        ---------    ---------    ---------    ---------
Research and development expenses ...       4,861        4,649       15,216       14,043
Selling and marketing expenses ......      25,752       24,056       76,812       72,158
General and administrative expenses .      16,529       15,944       46,063       40,455
Special charges .....................        (657)       1,570        3,706        1,570
                                        ---------    ---------    ---------    ---------
   Operating expenses ...............      46,485       46,219      141,797      128,226
                                        ---------    ---------    ---------    ---------
      Operating income ..............       8,770       11,058       36,412       49,213
Interest expense, net ...............       4,963        4,543       13,912       12,881
                                        ---------    ---------    ---------    ---------
   Income before provision for income
        taxes and minority interest .       3,807        6,515       22,500       36,332
Provision for income taxes ..........      (1,218)      (1,491)      (7,200)     (11,626)
Minority interest ...................          86          152          534          570
                                        ---------    ---------    ---------    ---------
   Net income .......................   $   2,675    $   5,176    $  15,834    $  25,276
                                        =========    =========    =========    =========

Earnings per share - basic ..........   $    0.11    $    0.21    $    0.64    $    1.02
                                        =========    =========    =========    =========
Weighted average common shares
   outstanding ......................      24,875       24,792       24,871       24,770
                                        =========    =========    =========    =========

Earnings per share - diluted ........   $    0.11    $    0.21    $    0.63    $    0.99
                                        =========    =========    =========    =========
Weighted average common and dilutive
   securities outstanding ...........      25,075       25,199       25,113       25,530
                                        =========    =========    =========    =========

   The accompanying notes are an integral part of these condensed financial statements

                                        4

                                        SOLA INTERNATIONAL INC.

                       Unaudited Consolidated Condensed Statements of Cash Flows
                                            (in thousands)

                                                               Nine Months Ended    Nine Months Ended
                                                               December 31, 1999    December 31, 1998
                                                               -----------------    -----------------

Net cash provided by (used in) operating activities.....            $  9,793             $(11,009)
                                                                    --------             ---------

Cash flows from investing activities:
   Purchases of businesses..............................              (3,673)              (8,601)
   Investments in trade investments and joint
    ventures............................................              (5,219)
   Capital expenditures.................................             (13,869)             (22,028)
   Proceeds from sale of fixed assets...................               1,045                  148
                                                                    --------             --------

Net cash used in investing activities...................             (21,716)             (30,481)
                                                                    --------             --------

Cash flows from financing activities:
   Payments on equity participation loans/exercise
      of stock options..................................                 607                  729
   Net receipts/payments under notes payable to
      banks.............................................               2,373               10,616
   Borrowings on long term debt.........................               1,996                2,316
   Payments on long term debt...........................              (4,443)              (1,688)
   Proceeds from bank debt..............................              14,500               22,977
                                                                    --------             --------

Net cash provided by financing activities...............              15,033               34,950
                                                                    --------             --------

Effect of exchange rate changes on cash and cash
   equivalents..........................................                (311)                 562
                                                                    --------             --------

Net increase (decrease) in cash and cash equivalents....

                                                                       2,799               (5,978)

Cash and cash equivalents at beginning of period........              21,578               34,444
                                                                    --------             --------

Cash and cash equivalents at end of period..............            $ 24,377             $ 28,466
                                                                    ========             ========


      The accompanying notes are an integral part of these condensed financial statements

                                               5

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories
                                      December 31, 1999          March 31, 1999
                                        (in thousands)           (in thousands)
                                        --------------           --------------
    Raw Materials                          $ 18,970                  $ 15,714
    Work In Progress                          7,451                     6,551
    Finished Goods                          122,587                   102,862
    Molds                                    46,783                    43,628
                                           --------                  --------
                                           $195,791                  $168,755
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

     In the ordinary course of business, various legal actions and claims pending have been filed against the Company. While it is reasonably possible that such contingencies may result in a cost greater than that provided for in the financial statements, it is the opinion of management that the ultimate liability, if any, with respect to these matters, will not materially affect the consolidated operations, cash flows or financial position of the Company.

4.   Comprehensive Income

     The components of comprehensive income/(loss), net of related tax, are as follows (in thousands):

                                                            Three Months                        Nine Months
                                                          Ended December 31,                 Ended December 31,
                                                        1999             1998             1999              1998
                                                        ----             ----             ----              ----
Net income                                            $ 2,675           $5,176           $15,834          $25,276
Foreign currency translation adjustments               (3,531)           1,078             1,080           (2,772)
                                                      --------          ------           -------          -------
Comprehensive income/(loss)                           $  (856)          $6,254           $16,914          $22,504
                                                      ========          ======           =======          =======

5.   Earnings Per Share

     The  following  table  sets  forth the  computation  of basic  and  diluted earnings  per share for the three and nine months  ended  December  31, 1999 and
1998 (in thousands except per share data):
                                                          Three Months    Three Months    Nine Months    Nine Months
                                                             Ended           Ended           Ended          Ended
                                                          December 31,    December 31,    December 31,   December 31,
                                                          ------------    ------------    ------------   ------------
                                                              1999            1998           1999            1998
                                                              ----            ----           ----            ----
Numerator:
   Net income..........................................       $ 2,675        $ 5,176         $15,834         $25,276

Denominator:
   Denominator for basic earnings per share -
   Weighted average common shares
      outstanding......................................        24,875         24,792          24,871          24,770

   Effect of dilutive securities:
     Employee stock options............................           200            407             242             760
                                                              -------        -------         -------         -------
   Denominator for diluted earnings per share -
   Weighted average common shares and
      dilutive securities outstanding..................        25,075         25,199          25,113          25,530

Basic earnings per share...............................       $  0.11        $  0.21         $  0.64         $  1.02

Diluted earnings per share.............................       $  0.11        $  0.21         $  0.63         $  0.99

                                                           7

6.   Special Charges

     The special charges during the nine months ended December 31, 1999 comprise costs associated with the consolidation of the Sola and American Optical manufacturing facilities in Mexico, which was started in the fourth quarter of fiscal 1999 ($2.6 million) and work force reductions in North America, Europe and Rest of World ($0.9 million). In addition, special charges for the nine months ended December 31,1999 include a charge of $0.2 million resulting from currency fluctuations in the Brazilian Real against the US dollar. During the three months ended December 31, 1999 the Brazilian Real appreciated against the US dollar, resulting in a gain to special charges of $0.7 million, which offset in part the erosion of $0.9 million charge in the prior quarter.

     The special charges for the three and nine months ended December 31, 1998 of $1.6 million are the result of employee termination costs incurred in the United States, primarily in Petaluma, California and Miami, Florida.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated condensed financial statements and notes thereto included elsewhere herein.

     In January 2000 the Company announced that it would be accelerating plans to move certain production to lower cost sites, and that it was critically evaluating operating expenses and manufacturing overhead expenditure levels. The Company has not finalised these initiatives, however, it anticipates that once finalised the plans could result in a special charge for reorganisation and redundancy costs, the majority of which are expected to be recognized in the fourth fiscal quarter of fiscal 2000. The Company also announced that it believed earnings per share, before tax effected special charges, for fiscal 2000 will be between $0.85 and $0.95.

Results of Operations


Three months ended December 31, 1999 compared to three months ended December 31, 1998

Net Sales

     Net sales totaled $127.2 million in the three months ended December 31, 1999, reflecting an increase of 0.7% from net sales of $126.3 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 3.8%. Growth in Europe and Rest of World sales was offset in part by a decrease in North America's sales. Progressive lens net sales for the three months ended December 31, 1999 increased 7.9% from the same period in the prior year, led by the Company's new progressive lens designs, AO Compact, Percepta and Visuality. Higher priced products accounted for approximately 68% of net lens sales in the three months ended December 31, 1999 compared to approximately 66% for the three months ended December 31, 1998. Net sales increases by region, were as follows: Europe 5.1%, Rest of World 8.8%, and a decrease in North America of 5.6%. Using constant exchange rates the regional increases were as follows: Europe 15.9%, Rest of World 6.1% and a decrease in North America of 5.6%.

Gross Profit and Gross Margin

     Gross profit totaled $55.3 million for the three months ended December 31, 1999, a decrease of 3.5% from gross profit of $57.3 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased to 43.4% for the three months ended December 31,1999 from 45.3% for the same period ended December 31, 1998. Both period's margin performances are lower than traditional levels due to product mix changes and price erosion in certain markets, and to lower production levels.

 Operating Expenses

     Operating expenses in the three months ended December 31, 1999 totaled $46.5 million, an increase of 0.6% over operating expenses of $46.2 million for the same period in the prior year. Included in operating expenses for the three months ended December 31, 1999 and 1998 is $0.7 million, income, and $1.6 million, expense, respectively, representing special charges. If these charges were excluded from both periods, operating expenses would have been $47.1 million for the three months ended December 31, 1999 an increase of 5.6% over operating expenses of $44.6 million, for the same period in the prior year. Operating expenses, excluding the special charges, for the three months ended December 31, 1999 and 1998 as a percentage of net sales were 37.1% and 35.3%, respectively. Research and development expenses for the three months ended December 31, 1999 amounted to $4.9 million, compared to $4.6 million for the three months ended December 31, 1998, which represent 3.8% and 3.7% of net sales, respectively. Selling and marketing expenses for the three months ended December 31, 1999 increased $1.7 million to $25.8 million, compared to $24.1 million for the three months ended December 31, 1998 which represent 20.2% and 19.0%, of net sales, respectively. General and administrative expenses were $16.5 million, or 13.0% of net sales, for the three months ended December 31, 1999, compared to $15.9 million, or 12.6% of net sales for the three months ended December 31, 1998.

     Operating expenses for the three months ended December 31, 1999 included a gain of $0.7 million of special charges relating to appreciation of the Brazilian Real against the US dollar. The special charges for the three months ended December 31, 1998 of $1.6 million are the result of employee termination costs incurred in the United States, primarily in Petaluma, California and Miami, Florida.


Operating Income

     Operating income, for the three months ended December 31, 1999 totaled $8.8 million, a decrease of $2.3 million from the operating income for the three months ended December 31, 1998 of $11.1 million. If the special charges of $0.7 million, income, and $1.6 million, expense, are excluded from operating income for the three months ended December 31, 1999 and 1998, respectively, operating income would have been $8.1 million, a decrease of 35.8% over $12.6 million in the same period in the prior year.

Net Interest Expense

     Net interest expense totaled $5.0 million for the three months ended December 31, 1999, an increase of $0.4 million. The increase in interest expense is due primarily to increased borrowing rates.

Provision for Income Taxes

     The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 2000 year of 32%. For the three months ended December 31, 1998 the Company recorded an effective income tax rate of 23%, and for the full fiscal 1999 year the Company reported an effective tax rate of 41.6%. The primary cause of the fiscal 1999 effective income tax rate of 41.6% was the Company booking a valuation allowance, and therefore no income tax benefit, against the loss related to the Company's inability to collect the accounts receivable from the original sale of the Brazilian frame and equipment business, which the Company re-assumed in April 1999. If the special charges reported in fiscal 1999 are excluded from income before provision for income taxes, and the tax benefit associated with the special charges are excluded from the provision for income taxes, the resulting effective combined state, federal and foreign tax rate for fiscal 1999 would have been 32% or the same as the projected rate for the full fiscal 2000 year. The Company has deferred tax assets on its balance sheet as of December 31, 1999 amounting to approximately $23.3 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.


Nine months ended December 31, 1999 compared to nine months ended December 31, 1998

Net Sales

     Net sales totaled $401.9 million in the nine months ended December 31, 1999, reflecting an increase of 3.4% from net sales of $388.5 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 4.9%. All three operating regions contributed to the increase in net sales, due primarily to strong progressive lens sales. Growth in Rest of World sales reflects a modest market recovery in Asia and a reasonably strong market in

South America despite the economic impact from the Brazilian Real devaluation in January 1999. Progressive lens net sales for the nine months ended December 31, 1999 increased 14.1% from the same period in the prior year, led by the Company's new progressive lens designs, AO Compact, Percepta and Visuality. Higher priced products accounted for approximately 69% of net lens sales in the nine months ended December 31, 1999 compared to approximately 67% for the nine months ended December 31, 1998. Net sales increases by region, were as follows:
North America 2.2%, Europe 2.8% and Rest of World 7.9%. Using constant exchange rates the regional increases were as follows: North America 2.2%, Europe 8.8% and Rest of World 4.5%.

Gross Profit and Gross Margin

     Gross profit totaled $178.2 million for the nine months ended December 31, 1999, a slight increase of $0.8 million from gross profit of $177.4 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased to 44.3% for the nine months ended December 31, 1999 from 45.7% for the nine months ended December 31, 1998. The margin decrease was principally due to product mix changes and price erosion in certain markets, and due to underabsorption of overhead due to a slowdown of production levels, primarily in the first and third quarters of fiscal 2000.

Operating Expenses

     Operating expenses in the nine months ended December 31, 1999 totaled $141.8 million, an increase of $13.6 million, compared to operating expenses of $128.2 million for the same period in the prior year. Included in operating expenses for the nine months ended December 31, 1999 and 1998, is $3.7 million and $1.6 million, respectively, representing special charges. If these charges were excluded from operating expenses, operating expenses would have been $138.1 million, an increase of $11.4 million compared to $126.7 million for the same period in the prior year. Operating expenses, excluding the special charges, for the nine months ended December 31, 1999 and 1998 as a percentage of net sales were 34.4% and 32.6%, respectively. Research and development expenses for the nine months ended December 31, 1999 totaled $15.2 million, compared to $14.0 million for the nine months ended December 31, 1998, which represent 3.8% and 3.6% of net sales, respectively. Selling and marketing expenses for the nine months ended December 31, 1999 increased $4.6 million to $76.8 million, compared to $72.2 million for the nine months ended December 31, 1998 which represent 19.1% and 18.6%, of net sales, respectively. As a percentage of net sales, general and administrative expenses increased to 11.5% for the nine months ended December 31, 1999 compared to 10.4% for the nine months ended December 31, 1998. The lower than historical general and administrative expenses in the nine months ended December 31, 1998, primarily in the first three months of fiscal 1999, reflected lower accruals for performance based bonuses and favorable changes in estimates related to certain reserves and accruals.

     Operating expenses for the nine months ended December 31, 1999 included $3.7 million of special charges. The charges comprise costs associated with the consolidation of the Sola and American Optical manufacturing facilities in Mexico, which was started in the fourth quarter of fiscal 1999 ($2.6 million) and work force reductions in North America, Europe and Rest of World ($0.9 million). In addition, special charges for the nine months ended December 31,1999 include a charge of $0.2 million resulting from currency fluctuations in the Brazilian Real against the US dollar. During the three months ended December 31, 1999 the Brazilian Real appreciated against the US dollar, resulting in a gain to special charges of $0.7 million, which offset in part the erosion of $0.9 million charge in the prior quarter.


     The special charges for the nine months ended December 31, 1998 of $1.6 million are the result of employee termination costs incurred in the United States, primarily in Petaluma, California and Miami, Florida.

Operating Income

     Operating income for the nine months ended December 31, 1999 was $36.4 million, a decrease of $12.8 million, from the nine months ended December 31, 1998 operating income of $49.2 million. If the special charges of $3.7 million and $1.6 million are excluded from operating income for the nine months ended December 31, 1999 and December 31, 1998, respectively, operating income would have been $40.1 million, a decrease of $10.7 million over $50.8 million in the same period in the prior year.

Net Interest Expense

     Net interest expense totaled $13.9 million for the nine months ended December 31, 1999 compared to $12.9 million for the nine months ended December 31, 1998, an increase of $1.0 million. The increase in interest expense is due primarily to increased borrowing rates.

Liquidity and Capital Resources

     Net cash provided by operating activities for the nine months ended December 31, 1999 amounted to $9.8 million, an increase of $20.8 million over the funds used in operating activities of $11.0 million for the nine months ended December 31, 1998. The most significant causes of the improvement are an increase in accounts payable and accrued liabilities for the nine months ended December 31, 1999, compared to a reduction in accounts payable and accrued liabilities in the nine months ended December 31, 1998. These improvements in operating cash flow are offset in part by the reduction in net income.

     During the nine months ended December 31, 1999, using a three month net sales annualized convention, inventories as a percentage of annualized net sales were 38.5% compared to 39.0% for the nine months ended December 31, 1998. Lower than anticipated net sales, primarily during the third fiscal quarter, contributed to the growth of inventories as a percentage of net sales, compared to the same ratio for the second fiscal quarter of 2000 (33% as of September 30, 1999). The Company has announced that it will be accelerating plans to move certain production to lower costs sites. Together with these plans the Company will be critically evaluating production in an attempt to reduce inventory levels. Accounts receivable as a percentage of annualized net sales for the nine months ended December 31, 1999 was 24.2% compared to 24.0% for the same period a year ago.

     Cash flows from investing activities in the nine months ended December 31, 1999 amounted to an outflow of $21.7 million, reflecting capital expenditures of $13.9 million, investment in a joint venture in India and other trade investments of $5.2 million, and acquisition of a wholesale laboratory in Portugal in December 1999 of $3.7 million, offset by proceeds from the sale of fixed assets of $1.0 million. Cash flows from investing activities in the nine months ended December 31, 1998 were an outflow of $30.5 million of which $22.0 million represented capital expenditures, and $8.6 million represented investment in acquisitions. The $8.6 million spent on acquisitions represents the acquisition of the assets of an anti-reflection coating laboratory in Oregon, USA, acquired by the Company in June 1998. Management anticipates capital expenditures of approximately $25 million to $30 million annually over the next several years, of which approximately $5 million to $10 million annually is viewed as discretionary.

     Net cash provided by financing activities in the nine months ended December 31, 1999 amounted to $15.0 million. The most significant source was the increase in bank borrowings and long term debt used to fund investment activities in excess of funds derived from operations. Net cash provided by financing activities in the nine months ended December 31, 1998 amounted to $35.0 million. The most significant source was the increase in bank borrowings and borrowings of long term debt to fund the growth in working capital and the lab acquisition.

     In addition to the Company's borrowings under its multicurrency Bank Credit Agreement ($117.5 million borrowed as of December 31, 1999 under a $300 million facility) and the Company's outstanding 6 7/8% Senior Notes, its foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of December 31, 1999 the total borrowing capacity available to the Company's foreign subsidiaries under such local facilities was approximately $46.4 million, of which $19.2 million had been utilized.

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

     The Company has not experienced, nor does it anticipate experiencing, any material adverse effects of the change over to the year 2000.

Currency Exchange Rates

     As a result of the Company's worldwide operations, currency exchange rate fluctuations tend to affect the Company's results of operations and financial position. The two principal effects of currency exchange rates on the Company's results of operations and financial position are (i) translation adjustments for subsidiaries where the local currency is the functional currency and (ii) translation adjustments for subsidiaries in hyper-inflationary countries.
Translation adjustments for functional local currencies have been made to shareholders' equity. For the nine months ended December 31, 1999 and 1998 such translation adjustments were approximately $1.1 million and $(2.8) million, respectively.

     For translation adjustments of the Company's subsidiaries operating in hyper-inflationary countries, until recently primarily Brazil, the functional currency is determined to be the U.S. dollar, and therefore all translation adjustments are reflected in the Company's Statements of Operations. During January 1999 the Brazilian Real devalued significantly against the U.S. dollar. Between March 31, 1999 and June 30, 1999 the Real has stabilized in the 1.65 to
1.85 range against the US dollar. During the three months ended September 30, 1999, the Real deteriorated against the US dollar by approximately 8%, however, during the three months ended December 31, 1999 the Brazilian Real strengthened against the US dollar by approximately 7%. In hyper-inflationary environments, the Company generally protects margins by methods which include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible.

     Because a majority of the Company's debt is U.S. dollar denominated, the Company may hedge against certain currency fluctuations by entering into currency swaps (however certain currencies, such as the Brazilian Real, cannot be hedged economically), although no such swaps had been entered into as of December 31, 1999. As of December 31, 1999 certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments in amounts other than their home currency. The carrying amount of the forward contracts approximates fair value, which has been estimated based on current exchange rates.

Seasonality

     The Company's business is somewhat seasonal, with third fiscal quarter results generally weaker than the other three quarters as a result of lower sales during the holiday season, and fourth fiscal quarter results generally the strongest.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in item 7A, "Quantitative Disclosures About Market Risk", in its Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

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


                                            Sola International Inc.
                                           (Registrant)



Dated:  February 1, 2000                    By: /s/ Steven M. Neil
      --------------------                     -----------------------
                                                Steven M. Neil
                                                Executive Vice President, Chief
                                                Financial Officer, Secretary and
                                                Treasurer

                                  Exhibit Index


        Exhibit No.                Description                            Page
        -----------                -----------                            ----

           27                  Financial Data Schedule                     19