Form 10-K
period 2000-03-31
SOLA INTERNATIONAL INC
filed 2000-06-15
CIK 912088

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K
     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                   For the fiscal year ended March 31, 2000

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

      Securities registered pursuant to Section 12(g) of the Act:   None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]      No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 23, 2000, the aggregate market value of Common Stock held by non-affiliates was approximately $147,677,405. For purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of May 23, 2000, 24,861,516 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding. The Company's stock is traded on the New York Stock Exchange under the symbol SOL.

The responses to Items 11, 12 and 13 are incorporated by reference to the material included in the Company's proxy statement for the fiscal year ended March 31, 2000.
================================================================================

                            SOLA INTERNATIONAL INC.

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                                                        Page
PART I

Item 1.     Business..................................................   3
Item 2.     Properties................................................   8
Item 3.     Legal Proceedings.........................................   9
Item 4.     Submission of Matters to a Vote of Security Holders.......   9

PART II

Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters.....................................  10
Item 6.     Selected Financial Data...................................  11
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................  12
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk  19
Item 8.     Financial Statements and Supplementary Data...............  22
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.....................  22

PART III

Item 10.    Directors and Executive Officers of the Registrant........  23
Item 11.    Executive Compensation....................................  25
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management..............................................  25
Item 13.    Certain Relationships and Related Transactions............  25

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K............................................. 26

                                     PART I

Item 1.  BUSINESS

General

  Sola International Inc., a Delaware corporation, designs, manufactures and distributes a broad range of plastic and glass eyeglass lenses. Sola has manufacturing and distribution sites in three major regions North America, Europe, and Rest of World (comprising primarily Australia, Asia and South
America).   Sola's business commenced operations in 1960.  Sola International
Inc. acquired the Sola business unit (the "Predecessor Business") of Pilkington plc ("Pilkington") on December 1, 1993 (the "Acquisition"). In March 1995, Sola completed its initial public offering (the "IPO"). On June 19, 1996 Sola acquired substantially all of the worldwide ophthalmic business (the "AO" and "AO Acquisition") of American Optical Corporation ("AOC"). Unless the context otherwise requires, all references to the "Company" or "Sola" herein refer to Sola International Inc. and its consolidated subsidiaries. The Company's fiscal year ends on March 31 of each year. The fiscal years ended March 31, 2000, March 31, 1999 and March 31, 1998 are referred to herein as "fiscal 2000", "fiscal 1999" and "fiscal 1998", respectively.

Products

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

  Although the Company's lenses are manufactured in both glass and plastic, plastic lenses currently account for approximately 92% of the Company's net lens sales. Approximately 50% of ophthalmic lens sales generated by plastic lenses use conventional hard resin plastics, with the remainder derived from advanced lens materials such as thinner and lighter plastics and plastic photochromics. These more advanced materials generally account for a growing percentage of the Company's sales both by volume and revenue. Sola manufactures and markets several advanced thinner and lighter plastic lens materials, including Spectralite(R), Finalite 1.6(TM) and polycarbonate. Spectralite and Finalite
1.6 are proprietary materials developed by Sola's research and development operation. Raw materials used in the manufacture of these products are available from a number of chemical suppliers. Polycarbonate is a thin and light material with greater impact resistance. To make its lenses even thinner and lighter, the Company has increasingly employed aspheric and atoric designs (i.e., lenses that achieve comparable optical performance with a thinner cross section). The Company also sells plastic photochromic lenses, which require processing by a third party. The technology for such processing is currently proprietary to the third party.

  The Company also manufactures and sells glass lenses, primarily in North America and Europe. These lenses are manufactured in plants located in the United States, Mexico and France. The Company's strategy for the glass lens market is to focus on high value-added product categories, such as glass progressive and higher index glass lenses. Since the Company is primarily focused on plastic lenses, glass lenses represent a small and decreasing portion of the Company's sales. In South America and non-Japan Asia glass is still the predominant material for eyeglass lenses. The Company sells virtually no glass lenses in these markets.

  The Company produces a variety of lens coatings, which primarily provide scratch resistance and anti-reflection properties. The penetration of coated lenses varies significantly from market to market and represents a significant growth opportunity for the Company.

  The Company has recently introduced a number of new products and has a number of products in development that are intended to maintain and increase the Company's operating margins. For example, the Company has developed and successfully marketed proprietary progressive lenses (including Percepta(R), Visuality(R), AO Compact(R), and SOLAMAX(R), which incorporate more complex design features than standard products and therefore attract an above average gross profit per pair. During fiscal 1999 and to a lesser extent during fiscal 2000 Sola's proprietary Matrix delivery system was installed at an increasing number of sites in the U.S. and foreign locations. This system, which creates finished prescriptions by bonding together thin lens wafers in a desktop laminating console, allows the rapid delivery of lenses with anti-reflective coating and potentially other high margin add-ons. The Company from time to time may also market products or technologies of third parties to broaden its product range pursuant to contractual relationships with such third parties.

Marketing and Sales

  The Company develops and manages its marketing strategy on a centralized basis with local sales and marketing implementation and tactics. Sales offices are located in 30 countries across the three major regions. The Company differentiates its products from those of its competitors through lens design targeted to meet consumer needs, lens materials and coatings formulations. In response to customer demand, the Company's strategy is focused on providing a wide range of quality products on short notice. In developing markets, particularly in non-Japan Asia and Latin America, the Company seeks to expand its market share by increasing local production, attempting to develop brand recognition for its products and marketing to customers the advantage of higher value-added products, all of which are intended to help the Company compete on the basis of quality and service rather than price.

  During fiscal 1999 Sola reached co-branding agreements with Nike, Inc. and Fisher-Price, Inc. The agreement with Nike, Inc. represents the initiation of a marketing strategy using "Optics by SOLA" as the cornerstone. The Fisher-Price, Inc. relationship enables the Company to reach the children's lens market segment combined with a powerful brand name associated with polycarbonate lenses and the ophthalmic business. During fiscal 2000, the Company reached co-branding agreements with a number of branding partners, including Native Eyewear, Apollo, Timberland, and IZOD.

Distribution

  In order to meet customer demand for delivery of a broad range of products within a short time, the Company centrally manages inventory and logistics through a widespread distribution network, which is operated on a regional basis. The Company operates 62 major distribution centers located in 24 countries, covering all of its three major regions.

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

Customers

  During fiscal 2000, the Company's ten largest customers accounted for approximately 23.2% of net sales and the Company's largest customer accounted for less than 5% of net sales. During fiscal 2000, 8 of the Company's 10 largest customers were located in North America and accounted for approximately 16.5% of net sales in the aggregate.

  One of the company's largest competitors, Essilor International, is extensively vertically integrated into wholesale laboratories, both in the United States and other parts of the world. Sola has sold and continues to sell its products to these Essilor laboratories. A number of these laboratories have decreased the purchase of Sola products since being acquired by Essilor. During fiscal 2000, Hoya Corporation, another of the Company's largest competitors, has also vertically integrated into wholesale laboratories in the United States and other parts of the world. Sales to Essilor and Hoya owned laboratories were approximately 4% of total sales for fiscal 2000.

International Operations

  The Company operates manufacturing and distribution sites in all major regions of the world--North America (including Mexico), Europe, and Rest of World --and derived approximately half of its net sales in fiscal 2000 from the sale of products outside the United States. See Note 16 of Notes to Consolidated Financial Statements included elsewhere herein. As a result, a significant portion of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, exchange rates, tariffs and other trade barriers, staffing and managing foreign operations and potentially adverse tax consequences. Although the Company and its predecessors have been successfully conducting business outside of the United States since its inception in 1960, there can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

Manufacturing Operations

  The Company has 16 manufacturing facilities located in its three major regions, including 14 lens manufacturing facilities. The Company is in the process of transferring commodity and other high volume product manufacturing from the United States, Australia and Ireland to low cost manufacturing sites in Mexico, China, Venezuela and Brazil. The transfer of production requires development of global product standard specifications and will enable the Company to globally source product from these manufacturing sites. The Company will retain certain regional manufacturing operations for the purpose of supplying regional demand. The transfer of production and standardization of product specifications resulted in a special charge in fiscal 2000. See Note 10 (Special Charges) of the Notes to Consolidated Financial Statements included elsewhere herein. For the location and principal operations of these facilities, see "Properties".

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

Research and Development

  The Company has invested and continues to invest heavily in research and development in order to develop new and innovative products and to improve the efficiency of its manufacturing process. At March 31, 2000, there were approximately 184 employees involved in the Company's research and development efforts. The Company's research and development expenditures for fiscal 2000, 1999 and 1998 were $20.0 million, $18.8 million and $18.3 million, respectively, representing 3.7%, 3.5% and 3.3% of net sales for each of those years. The Company has its own research and development centers in Petaluma, California, Southbridge, Massachusetts, and Adelaide, Australia. A small process automation group is attached to the manufacturing operation in Wexford, Ireland.

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

Competition

  The eyeglass lens and coating industry is highly competitive. The Company competes principally on the basis of customer service, the quality and breadth of product offerings, and price. The Company believes that among its largest global competitors are Essilor International and Hoya Corporation. The eyeglass lens and coating industry is characterized by price competition, which can be severe in certain markets, particularly for high volume, standard products.
Sola attempts, to the extent possible, to counter competition on the basis of price by focusing on providing a rapid response to orders, maintaining high fill rates, developing differentiated new products, and educating processing laboratories and eyecare practitioners on the benefits of Sola lenses and coatings. There can be no assurance, however, that the Company's competitors will not develop products or services that are more effective or less expensive than the Company's products or which could render certain of the Company's products less competitive. Since recently developed products comprise a substantial portion of the Company's sales, the Company's performance is dependent upon its continuing ability to develop and market new products. Some of the Company's competitors have significantly greater financial resources than the Company to fund expansion and research and development. Within a particular market, certain of the Company's competitors may enjoy a "home-country" advantage over foreign competition. In addition, in certain markets (primarily Europe and the United States), the Company also faces competition from a number of its principal competitors which are vertically integrated with processing centers to a greater extent than the Company, enabling them to customize prescription lenses. This limits the number of independent lens processing customers to which the Company can market its products.


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

Patents, Trademarks & Licenses

  The Company seeks to protect its intellectual property throughout the world. As of March 31, 2000, the Company had filed (or applied for) patents for 89 discrete inventions or technologies. Many of the Company's patents have been filed in multiple countries, and they include 65 patents (or patent applications) filed in the United States. The Company has been granted, or is licensed to use, 1,021 trademarks in various countries, representing rights to 240 discrete names. These include 65 trademarks granted in the United States. A further 56 trade names are under application. The Company does not believe that it is dependent on any particular patent, trade secret or similar intellectual property and, in light of its manufacturing, marketing and distribution strengths, believes that the loss of any individual trademark, trade secret or patent would not have a material adverse effect on its results of operations or financial condition.

Employees

  As of March 31, 2000, the Company had approximately 7,300 employees throughout the world. The majority of the Company's employees are not represented by labor unions. Labor relations are considered to be good and there have been no significant labor disputes in the past ten years.

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


  Region and Location                               Principal Operations                             Leased/Owned
  --------------------                              --------------------                             ------------
North America
  Menlo Park, California............  Headquarters                                                        Leased
  Petaluma, California..............  Manufactures plastic lenses; marketing and distribution           Part owned,
                                      center; research and development facility; administrative         part leased
                                      offices for North American operations

  Eldon, Missouri...................  Manufactures multifocal glass lenses; manufactures molds             Owned
  San Diego, California.............  Headquarters for American Optical                                   Leased
  Southbridge, Massachusetts........  Research and development and distribution center;                   Leased
                                      manufactures glass lenses; administrative offices for AO
                                      operations
  Portland, Oregon..................  Anti-reflection coating laboratory                                   Owned
  Tijuana, Mexico...................  Manufactures plastic and glass lenses; manufactures molds;        Part owned,
                                      distribution center                                               part leased

 Europe
  Goetzenbruck, France..............  Manufactures glass lenses; marketing and distribution center         Owned
  Fougeres, France..................  Prescription processing laboratory with anti-reflection             Leased
                                      coating capability; marketing and distribution center
  Wexford, Ireland..................  Manufactures plastic lenses; prescription processing                 Owned
                                      laboratory; distribution center
  Varese, Italy.....................  Tinting operations; prescription processing laboratory with         Leased
                                      anti-reflection coating capability; marketing and
                                      distribution center
  Birmingham, United                  Prescription processing laboratory with anti-reflection             Leased
    Kingdom.........................  coating capability; marketing and distribution center


Rest of World
 Asia
  Bangalore, India..................  Site owned by a joint venture co-managed by the Company in           Owned
                                      which the Company holds a 45% ownership interest;
                                      manufactures and coats hard resin lenses
  Xian, China.......................  Site owned by a joint venture managed by the Company in             Leased
                                      which the Company holds a 50% ownership interest;
                                      manufactures hard resin lenses
  Hong Kong.........................  Prescription processing laboratory with anti-reflection             Leased
                                      coating capability; marketing and distribution center
  Guangzhou, China..................  Two sites; China head office and second China manufacturing    Part owned, part
                                      site for hard resin lenses                                          leased
  Osaka, Japan......................  Prescription processing laboratory with anti-reflection             Leased
                                      coating capability; marketing and distribution center





   Region and Location                                       Principal Operations                         Leased/Owned
   -------------------                                       --------------------                         ------------
  Chung Li, Taiwan..................  Manufactures hard resin lenses; marketing and distribution          Leased
                                      center
  Singapore.........................  Manufactures glass molds; marketing and distribution                Leased
                                      center; prescription processing facility with
                                      anti-reflection coating capability

South America
  Petropolis, Brazil................  Manufactures hard resin ophthalmic and plano lenses                  Owned
  Villa de Cura, Venezuela..........  Manufactures hard resin lenses; distribution center                  Owned

Australia
  Lonsdale, Australia...............  Manufactures plastic lenses; manufactures molds; research      Part owned, part
                                      and development center; prescription processing laboratory          leased
                                      with anti-reflection coating facility; marketing and
                                      distribution center; regional administrative offices for
                                      Australia and Asian regions


  A portion of the Company's research and development activities, its corporate headquarters and certain manufacturing and distribution operations are located near major earthquake faults. Operating results could be materially affected in the event of a major earthquake. The Company is predominantly self-insured for losses and interruptions caused by earthquakes.

  For further information concerning the Company's leased properties, see Note 14 of Notes to Consolidated Financial Statements included elsewhere herein. The Company's operating leases have expirations ranging from 2000 to 2012. The Company does not anticipate any difficulties in renewing or replacing such leases as they expire; however, there can be no assurances that the Company will be able to renew or replace such leases. The Company believes that its manufacturing capacity is sufficient for its current needs.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders of the Company during the last quarter of fiscal 2000.

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


                                                                                         Common Stock
                                                                                         Price Range
                                                                                   ------------------------
                                                                                   High                Low
                                                                                   ----                ----
Fiscal Year Ended March 31, 1999:
     First Quarter ended June 30, 1998.....................................           $ 43 3/4           $ 32 1/2
     Second Quarter ended September 30, 1998...............................           $ 34 3/4           $ 14 3/8
     Third Quarter ended December 31, 1998.................................           $     20           $     13
     Fourth Quarter ended March 31, 1999...................................           $ 18 3/4           $  9 7/8
Fiscal Year Ended March 31, 2000:
     First Quarter ended June 30, 1999.....................................           $19 7/16           $ 11 3/8
     Second Quarter ended September 30, 1999...............................           $19 5/16           $ 14 1/2
     Third Quarter ended December 31, 1999.................................           $ 15 3/4           $     11
     Fourth Quarter ended March 31, 2000...................................           $     14           $4 13/16

  On May 23, 2000, the closing price per share of the Company's Common Stock on the New York Stock Exchange was $5.94. As of May 23, 2000, there were 426 holders of record of the Company's Common Stock, which excludes beneficial owners of Common Stock held in "street name".

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

Item 6.  SELECTED FINANCIAL DATA


                                                          Fiscal Year Ended March 31,
                                           ---------------------------------------------------------
                                            2000 (1)   1999 (2)     1998        1997 (3)     1996
                                           --------   --------      ----        -------      ----
Statements of Operations Data
(in thousands, except per share data)
    Net sales............................  $538,680   $529,789   $   547,735   $488,689   $ 387,709
                                           ========   ========   ===========   ========   =========
     Income before
       extraordinary item................  $    741   $ 12,521   $    51,092   $ 30,897   $  34,588
     Extraordinary item, net of
       taxes.............................        --         --    (5,939) (4)        --        (912)(4)
                                           --------   --------   -----------   --------   ---------
     Net income..........................  $    741   $ 12,521   $    45,153   $ 30,897   $  33,676
                                           ========   ========   ===========   ========   =========

Earnings Per Share Data,
Basic....................................
  Income before extraordinary
   item..................................  $   0.03   $   0.51   $      2.09   $   1.31   $    1.59
  Extraordinary item.....................        --         --         (0.24)        --       (0.04)
                                           --------   --------   -----------   --------   ---------
  Net income.............................  $   0.03   $   0.51   $      1.85   $   1.31   $    1.55
                                           ========   ========   ===========   ========   =========
  Weighted average common
                                             24,887     24,794        24,400     23,561      21,785
   shares outstanding....................  ========   ========   ===========   ========   =========

Earnings Per Share Data,
Diluted..................................
  Income before extraordinary
   item..................................  $   0.03   $   0.49   $      2.00   $   1.24   $    1.51
  Extraordinary item.....................        --         --         (0.23)        --       (0.04)
                                           --------   --------   -----------   --------   ---------
  Net income.............................  $   0.03   $   0.49   $      1.77   $   1.24   $    1.47
                                           ========   ========   ===========   ========   =========
  Weighted average common and
                                             25,069     25,412        25,547     24,859      22,944
   dilutive securities outstanding.......  ========   ========   ===========   ========   =========

                                                           As of March 31,
                                           ------------------------------------------------
                                             2000      1999      1998      1997      1996
                                           --------  --------  --------  --------  --------
Balance Sheet Data
 Total assets............................  $715,033  $699,299  $684,058  $605,508  $416,849
 Long-term debt..........................   209,234   208,414   196,386   162,797    97,890
 Total shareholders' equity..............   327,802   332,362   327,022   284,298   192,241

___________________________

(1) In fiscal 2000, primarily during the fourth quarter, the Company recorded special charges in the amount of $29.9 million, or $21.1 million, $0.84 per diluted share, after consideration of the associated tax benefit (see "Note 10 of Notes to Consolidated Financial Statements").
(2) In fiscal 1999, primarily during the fourth quarter, the Company recorded special charges in the amount of $27.3 million, or $20.5 million, $0.81 per diluted share, after consideration of the associated tax benefit (see "Note 10 of Notes to Consolidated Financial Statements").
(3) In fiscal 1997, the Company recorded two non-recurring charges in connection with the AO Acquisition: (i) a $7.2 million charge for the amortization associated with an inventory write-up to fair value that was reflected in cost of sales; and (ii) a $9.5 million charge for the write-off of in-process research and development that was reflected in in-process research and development expense.
(4) In fiscal 1998 and fiscal 1996, the extraordinary items comprise losses due to the repurchases of senior subordinated notes, net of tax.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The years ended March 31, 2000, 1999 and 1998 are referred to herein as fiscal 2000, fiscal 1999 and fiscal 1998, respectively.

  The following table reflects the results of operations for the three fiscal years 2000, 1999 and 1998.

                                               Fiscal Year Ended March 31,
                                               ---------------------------
                                                2000       1999       1998
                                                ----       ----       ----
                                                        (In thousands)
    Net sales..............................   $538,680    $529,789   $547,735
    Cost of sales..........................    303,098     291,389    289,677
                                              --------    --------   --------
      Gross profit.........................    235,582     238,400    258,058
                                              --------    --------   --------
    Research and development
      expenses.............................     20,010      18,757     18,303
    Selling and marketing expenses.........    101,337      96,609     93,993
    General and administrative
      expenses (including goodwill
      amortization)........................     64,000      57,977     53,056
    Special charges........................     29,861      27,306         --
                                              --------    --------   --------
      Operating expenses...................    215,208     200,649    165,352
                                              --------    --------   --------
      Operating income.....................     20,374      37,751     92,706
    Interest expense, net..................    (19,309)    (17,559)   (16,754)
                                              --------    --------   --------
      Income before provision for
        income taxes, minority interest
        and extraordinary item.............      1,065      20,192     75,952
    Provision for income taxes.............       (894)     (8,394)   (25,369)
    Minority interest......................        570         723        509
                                              --------    --------   --------
      Income before extraordinary
       item................................        741      12,521     51,092
    Extraordinary item, loss on
      repurchase of senior subordinated
      notes, net of tax....................         --          --     (5,939)
                                              --------    --------   --------
      Net income...........................   $    741    $ 12,521   $ 45,153
                                              ========    ========   ========

Results of Operations

  The following table sets forth, for the fiscal years indicated, the Company's results of operations as a percentage of net sales.

                                                                     Fiscal year ended March 31,
                                                                     ---------------------------
                                                                    2000         1999        1998
                                                                    ----         ----        ----
                                                                     %            %            %
     Net sales.................................................    100.0        100.0        100.0
     Cost of sales.............................................     56.3         55.0         52.9
                                                                   -----        -----        -----
       Gross profit............................................     43.7         45.0         47.1
                                                                   -----        -----        -----
     Research and development expenses.........................      3.7          3.5          3.3
     Selling and marketing expenses............................     18.8         18.2         17.2
     General and administrative expenses.......................     11.9         10.9          9.7
     Special charges...........................................      5.5          5.2           --
                                                                   -----        -----        -----
       Operating expenses......................................     39.9         37.8         30.2
                                                                   -----        -----        -----
       Operating income........................................      3.8          7.2         16.9
     Interest expense, net.....................................     (3.6)        (3.3)        (3.1)
       Income before provision for income taxes,
         minority interest and extraordinary item..............      0.2          3.9         13.8
     Provision for income taxes................................     (0.2)        (1.6)        (4.6)
     Minority interest.........................................      0.1          0.1          0.0
     Extraordinary item........................................       --           --         (1.0)
                                                                   -----        -----        -----
       Net income..............................................      0.1          2.4          8.2
                                                                   =====        =====        =====

Fiscal 2000 compared to Fiscal 1999

Net Sales

  Net sales were $538.7 million in fiscal 2000 reflecting an increase of 1.7% from $529.8 million in fiscal 1999. Using constant exchange rates, the percentage increase was 3.6%. The increase in net sales was primarily attributable to the European and Rest of World regions offset in part by a decrease in net sales in the North American region. Net sales in the European region increased due to strong sales of progressives as well as growth in France. Net sales in the Rest of World region increased as a result of market recovery in Asia and South America partially offset by lower sales in Australia and China. The sales decline in the North American region (primarily the United States) resulted in part from increased sales in the prior year from product launches, primarily in the fourth quarter in fiscal 1999, as well as product mix changes and price decreases at optical retailers in the current year. Net sales performances by region were as follows: North America declined by 2.8%, Europe increased by 3.1% and Rest of World increased by 11.7%. Using constant exchange rates the regional performances were as follows: North America declined by 2.8%, Europe increased by 10.4% and Rest of World increased by 8.5%.

  Higher priced products accounted for approximately 69% of net lens sales in fiscal 2000 compared to approximately 67% for fiscal 1999. This increase was led by growth in polycarbonate lens sales with a year on year increase of 16%. Progressive lens sales for fiscal 2000 increased by 9% compared to fiscal 1999.

Gross Profit and Gross Margin

  Gross profit totaled $235.6 million for fiscal 2000 reflecting a decrease of 1.2% from gross profit of $238.4 million for fiscal 1999. Gross profit as a percentage of net sales ("gross margin") decreased to 43.7% for fiscal 2000 from 45.0% for fiscal 1999. The gross margin decrease was principally due to continued underabsorption of overhead due to reduced production levels and product mix changes. The Company experiences price competition, which can be severe in certain markets, particularly for standard products.

Operating Expenses

  Operating expenses in fiscal 2000 totaled $215.2 million compared to $200.6 million for fiscal 1999. Included in fiscal 2000 and fiscal 1999 operating expenses are special charges of $29.9 million and $27.3 million, respectively. If these charges were excluded from operating expenses, operating expenses would have been $185.3 million in fiscal 2000 and $173.3 million in fiscal 1999, an increase of 6.9%. Operating expenses, excluding the special charges, for fiscal 2000 and 1999 as a percentage of net sales were 34.4% and 32.7%, respectively. Research and development expenses for fiscal 2000 and 1999 represent 3.7% and 3.5% of net sales, respectively. Selling and marketing expenses were 18.8% and 18.2%, of net sales in fiscal 2000 and 1999, respectively. As a percentage of net sales, general and administrative expenses increased to 11.9% for fiscal 2000 compared to 10.9% for fiscal 1999. The change in general and administrative expenses primarily relates to favorable changes in estimates related to certain reserves and accruals in the first quarter of fiscal 1999.

  Of the $29.9 million in fiscal 2000 special charges, $26.8 million relates to strategic actions designed to improve the Company's operating performance. The charges include costs associated with the transfer of high volume production to low cost manufacturing locations including consolidation of certain manufacturing facilities ($12.9 million), work force reductions ($6.7 million), and inventory write-downs associated with product standardization ($7.2 million). The Company anticipates that it is likely to incur additional charges associated with further reductions in force and product migration efforts primarily in the first half of fiscal 2001. The Company estimates the total annual savings from these actions will be $15.0 million to $20.0 million in fiscal 2001 and $30.0 million to $40.0 million in fiscal 2002. Additionally, the Company recorded a charge for accounts receivable write-downs associated with the economic slow-down in Asia and the currency devaluation in Brazil ($3.1 million). (See Note 10 of Notes to Consolidated Financial Statements).

  In fiscal year 1999 the Company recorded special charges of $27.3 million primarily related to the consolidation of the Mexican manufacturing facilities, the impact from the devaluation of the Brazilian Real and Asian economic slowdowns, and certain workforce reductions.

Operating Income

  Operating income for fiscal 2000 totaled $20.4 million, a decrease of $17.4 million from fiscal 1999 operating income of $37.8 million. Operating income excluding the special charges in fiscal 2000 and fiscal 1999 would have been $50.2 million and $65.1 million, respectively, a decrease of $14.9 million, or 22.8%.

Net Interest Expense

  Net interest expense totaled $19.3 million for fiscal 2000 compared to $17.6 million for fiscal 1999, an increase of $1.7 million. The increase was due primarily to increased borrowing rates and borrowing levels in fiscal 2000 compared to fiscal 1999.

Provision for Income Taxes

  The Company's combined state, federal and foreign tax rate was approximately 83.9% for fiscal 2000 compared to 41.6% for fiscal 1999. If the special charges are excluded from income before provision for income taxes, and the tax benefit associated with the special charges are excluded from the provision for income taxes, the resulting effective combined state, federal and foreign tax rate in fiscal 2000 and fiscal 1999 would have been 31.2% and 32.0%, respectively. The Company has deferred tax assets on its balance sheet as of March 31, 2000 amounting to approximately $15.6 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Net Income

  Net income for fiscal 2000 totaled $0.7 million compared to $12.5 million for fiscal 1999. If the special charges and associated taxes were excluded in both years, net income would have been $21.8 million ($0.87 per share) in fiscal 2000, compared to $33.0 million ($1.30 per share) in fiscal 1999, a decline in fiscal 2000 of $11.2 million, or 33.9%.

Fiscal 1999 compared to Fiscal 1998

Net Sales

  Net sales were $529.8 million in fiscal 1999 reflecting a decrease of 3.3% from $547.7 million in fiscal 1998. Using constant exchange rates, the percentage decrease was 2.3%, and excluding Brazilian frame and equipment business sales (see below), constant exchange rate net sales would have decreased by 1.4%. The decline in net sales was primarily attributable to the North American and Rest of World regions. The sales decline in the North American region (primarily the United States) resulted from reduced net sales to laboratory customers that were acquired in fiscal 1998 by Essilor Laboratories of America, as well as changes in product mix in fiscal 1999. Also contributing to the net sales shortfall was softness of the Asian, Australian and South American economies, although these regions only accounted for approximately 18% of net sales in the aggregate. South American sales declined by approximately 25% in the fourth quarter compared to the fourth quarter of fiscal 1998. Significantly contributing to this decline was the devaluation of the Brazilian Real in January 1999 and the sale of the Company's Brazilian frame and equipment business during April 1998, which had contributed approximately $5.2 million of net sales in fiscal 1998.

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

Operating Expenses

  Operating expenses in fiscal 1999 totaled $200.6 million compared to operating expenses of $165.4 million in fiscal 1998. Included in fiscal 1999 operating expenses is $27.3 million representing special charges incurred predominantly in the fourth quarter. If these charges were excluded from operating expenses, operating expenses would have been $173.3 million, an increase over fiscal 1998 of 4.8%. Operating expenses, excluding the special charges, for fiscal 1999 and 1998 as a percentage of net sales were 32.7% and 30.2%, respectively.
Reflecting the reduced net sales in fiscal 1999, overall operating expenses, excluding the special charges, in fiscal 1999, have remained relatively flat with those of fiscal 1998. Research and development expenses for fiscal 1999 and 1998 represent 3.5% and 3.3% of net sales, respectively. Selling and marketing expenses were 18.2% and 17.2%, of net sales in fiscal 1999 and 1998, respectively. As a percentage of net sales, general and administrative expenses increased to 10.9% for fiscal 1999 compared to 9.7% for fiscal 1998. The change in general and administrative expenses relates to increased information technology related expenses and impact of currency rates offset by lower expenses for performance based management bonuses and favorable changes in estimates related to certain reserves and accruals in the first quarter of fiscal 1999.

  Fiscal 1999 operating expenses included $27.3 million of special charges primarily related to the consolidation of the Mexican manufacturing facilities, the impact from the devaluation of the Brazilian Real and Asian economic slowdowns and certain workforce reductions.

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

Net Interest Expense

  Net interest expense totaled $17.6 million for fiscal 1999 compared to $16.8 million for fiscal 1998, an increase of $0.8 million. During the third quarter of fiscal 1998 the Company repurchased its 9 5/8% Senior Subordinated Notes, and during the fourth quarter of fiscal 1998 the Company issued 6 7/8% Senior Notes. The net effect of the above two changes was to reduce fiscal 1999 interest rates. This reduction in interest rates and therefore interest expense was more than offset by an increase in interest expense due to increased borrowing levels in fiscal 1999.

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


Liquidity and Capital Resources

  Operating activities generated $19.4 million in cash in fiscal 2000 compared with $3.2 million in fiscal 1999 and $20.9 million in fiscal 1998. The increase in cash flows from operations in fiscal 2000 compared to fiscal 1999 was mainly due to decreased investments in working capital, offset in part by reduced net income. The change in cash flows from operations in fiscal 1999 compared to fiscal 1998 was primarily due to the reduced net income and an increased investment in working capital.

  During fiscal 2000, inventories as a percentage of net sales grew to 32.1% from 31.8 % in the prior year. As noted in "Operating Expenses" above, the Company is attempting to reduce inventory levels by transferring high volume production to low cost manufacturing locations, consolidating certain manufacturing expertise into fewer production facilities, and implementing worldwide product standardization. During fiscal 1999 inventories as a percentage of net sales grew to 31.8% from 31.0% in the prior year. The increase in inventories as a percentage of net sales was primarily a result of reduced net sales. Net accounts receivable as a percentage of net sales in fiscal 2000 remained flat with the prior year at 22.4%. Net accounts receivable as a percentage of net sales increased to 22.4% in fiscal 1999 compared to 22.0% in the prior year. The slow-down in world economies, particularly in Asia and South America contributed to the increase in accounts receivable as a percentage of net sales.

  During fiscal 2000 net cash expended on investing activities amounted to $28.7 million. Of this amount, $20.1 million represented capital expenditures, $5.6 million related to investment in a joint venture in India and other trade investments, and $4.1 million was for the acquisition of a wholesale laboratory in Portugal in December 1999. The most significant capital expenditures in fiscal 2000 were made in the United States and Europe, primarily related to capacity increases. Subsequent to March 31, 2000 the Company acquired the remaining 65% ownership interest in a wholesale laboratory group located in
Australia and New Zealand for  $2.6 million.   During fiscal 1999, net cash
expended on investing activities amounted to $38.5 million. Of this amount $30.5 million represented capital expenditures and $8.6 million represented investment in acquisitions. The most significant capital expenditures, primarily on additional production capacity and computer system upgrades, were made in the United States, Mexico, Brazil, Italy and Australia. Management anticipates capital expenditures of $25 million to $30 million annually over the next several years, of which approximately $5 million annually is viewed as discretionary.

  Financing activities generated $7.1 million in cash in fiscal 2000, $22.5 million in fiscal 1999 and $32.3 million in fiscal 1998, primarily from borrowings on revolving credit facilities. In the third quarter of fiscal 1998 the Company repurchased all of its remaining 9 5/8% Senior Subordinated Notes due 2003. The notes repurchase was funded by borrowings under the Company's credit facility. In conjunction with the repurchase of its Senior Subordinated Notes the Company amended its bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions ("Amended Agreement").

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

  Subsequent to March 31, 2000 the Company purchased $5.0 million of its 6 7/8% Senior Notes due 2008. As a result, during the first quarter of fiscal 2001 the Company recorded an extraordinary gain of $1.4 million, net of tax of $0.9 million resulting from the difference between the carrying value of the notes and the purchase price. The purchase was funded by the Company's credit facility and resulted in a decline in net borrowings.

  The Company's foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of March 31, 2000, the Company's total credit available under such facilities was approximately $34.2 million, of which $18.7 million had been utilized.

  The Company continues to have significant liquidity requirements. In addition to working capital needs and capital expenditures, the Company has substantial cash requirements for debt service. The Company expects that the Amended Agreement and other overseas credit facilities, together with cash on hand and internally generated funds, if available as anticipated, will provide sufficient capital resources to finance the Company's operations, fund anticipated capital expenditures, and meet interest requirements on its debt, including the Notes, for the foreseeable future. As the Company's debt matures, the Company may need to refinance such debt. The Company has the intention, and believes it has the ability, to refinance such debt. However, there can be no assurance that such debt can be refinanced on terms acceptable to the Company.

  From time to time, the Company may acquire up to 1.25 million shares of its common stock in open market transactions. Such purchases will be facilitated using a combination of existing cash reserves and cash flow from operations. Any such purchases, and the actual number of shares purchased, will depend upon the availability of shares at acceptable market prices. Any shares of common stock acquired will be held as treasury shares to be issued from time to time under the Company's employee stock option program.

Currency Exchange Rates

  As a result of the Company's worldwide operations, currency exchange rate fluctuations tend to affect the Company's results of operations and financial position. The two principal effects of currency exchange rates on the Company's results of operations and financial position are (i) translation adjustments for subsidiaries where the local currency is the functional currency and (ii) translation adjustments for subsidiaries in hyper-inflationary countries. Translation adjustments for functional local currencies have been made to shareholders' equity. For the fiscal years ended March 31, 2000, 1999 and 1998 such translation adjustments were approximately $(6.3) million, $(9.2) million, and $(10.0)million, respectively, primarily as a result of the strength of the U.S. dollar.

  For translation adjustments of the Company's subsidiaries operating in hyper-inflationary countries, until recently primarily Brazil, the functional currency is determined to be the U.S. dollar, and therefore all translation adjustments are reflected in the Company's Statements of Operations. During January 1999 the Brazilian Real devalued against the U.S. dollar. By March 31, 1999 the Real had deteriorated to 1.74 against the U.S. dollar, compared to 1.21 against the U.S. dollar as of December 31, 1998, although it had reached higher than 2.00 against the U.S. dollar in February 1999. At March 31, 2000 the Real was 1.74 compared to the U.S. dollar. As a result of this devaluation, the Company incurred an exchange loss of approximately $5.9 million fiscal 1999 and $0.3 million in fiscal 2000 which were included in the special charges in the statement of operations. (see Note 10 of Notes to Consolidated Financial Statements). In hyper-inflationary environments, the Company generally protects margins by methods which include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible.

  Because a majority of the Company's debt is U.S. dollar denominated, the Company may hedge against certain currency fluctuations by entering into currency swaps (however certain currencies, such as the Brazilian Real, cannot be hedged economically), although no such swaps had been entered into as of March 31, 2000. As of March 31, 2000 certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments in amounts other than their home currency. The carrying amount of the forward contracts approximates fair value, which has been estimated based on current exchange rates. For further financial data of the Company's performance by region, see Note 16 of Notes to Consolidated Financial Statements.

Seasonality

  The Company's business is somewhat seasonal, with third quarter results generally weaker than the other three quarters as a result of lower sales during the holiday season, and fourth quarter results generally the strongest.

Inflation

  Inflation continues to affect the cost of the goods and services used by the Company. The competitive environment in many markets limits the Company's ability to recover higher costs through increased selling prices, and the Company is subject to price erosion in many of its standard product lines. The Company seeks to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. For a description of the effects of inflation on the Company's reported revenues and profits and the measures taken by the Company in response to inflationary conditions (see--"Currency Exchange Rates" ).

Impact of recently issued accounting standards:

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Subsequently the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of the application of the new rules on the Company's consolidated financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the first quarter of fiscal year 2001. The Company believes there will be no material impact resulting from the application of SAB 101.

  In March 2000, the FASB issued Interpretation No. 44, (FIN44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarified (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000 but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.
The Company has not yet determined the impact, if any, of adopting this Interpretation.

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

  The following table presents the future principal cash flows and weighted average interest rates expected on the Company's existing long-term debt instruments. Fair values have been determined based on quoted market prices as of March 31, 2000:


                                                       Expected Maturity Date (as of March 31, 2000)
                            --------------------------------------------------------------------------------------------------------
                              Fiscal        Fiscal         Fiscal        Fiscal       Fiscal    -----------
                               2001          2002           2003          2004         2005      Thereafter     Total     Fair Value
                               ----          ----           ----          ----         ----     -----------    ---------  ----------
                                                                        (dollars in thousands)
Long-term debt:
  Fixed rate debt.......       $4,676      $  3,412         $ 191         $ 153         $ 210     $100,068     $108,710     $ 61,038

Weighted average
  Interest rate.........         5.81%         6.39%         3.37%         2.69%         3.98%        6.76%        6.69%

Long-term debt:
  Variable rate debt....           --      $105,200            --            --            --           --     $105,200     $105,200

Weighted average
  Interest rate.........           --          6.77%           --            --            --           --         6.77%

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

  Qualitative Disclosures.

  Interest Rate Risk. The Company's primary interest rate risk exposures relate to:

     .  Interest rate risk on variable long-term borrowings,

     . The ability of the Company to pay or refinance long-term borrowings at maturity at market rates,

     . The impact of interest rate movements on the Company's ability to meet interest expense requirements and financial covenants and

     . The impact of interest rate movements on the Company's ability to obtain adequate financing to fund future operations or business acquisitions.

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

  Currency Rate Risk. The Company's primary currency rate risk exposures relate to:

     . The Company's decentralized operations, whereby approximately 50% of the Company's revenues are derived from operations outside the United States, denominated in currencies other than the U.S. dollar,

     . The ability of the Company's U.S. operations to satisfy cash flow requirements of predominantly U.S. dollar denominated long-term debt without the need to repatriate into the United States foreign earnings and profits, which are denominated in currencies other than the U.S. dollar,

     . The Company's investments in foreign subsidiaries being primarily directly from the U.S. parent, resulting in U.S. dollar investments in foreign currency functional companies and

     . The location of the Company's operating subsidiaries in a number of countries that have seen significant exchange rate changes against the U.S. dollar, primarily downwards in recent years, such as Brazil, Mexico, China, Venezuela and other Asian countries.

  The Company manages its currency rate risks through a variety of measures.
The Company operates on a decentralized regional basis with manufacturing operations located in most major markets. As a result, individual markets are not necessarily impacted by changes in currency exchange rates. In addition, the Company negotiated as part of its Bank Credit Agreement a multicurrency facility so that local borrowings could be made in the currency of the local entity, while still obtaining the benefits of central borrowing capability. In addition, in certain limited instances, subsidiaries, after obtaining approval from the Company's head office, will enter into forward exchange contracts in connection with inter-company purchases and sales of products. These contracts do not extend longer than one year, and are immaterial to the overall operations of the group. Subsidiaries operating in high or hyper-inflationary environments protect margins by methods which include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible. The Company discloses constant exchange rate net sales performances in the aggregate, as well as by region, in the management's discussion and analysis of financial condition and results of operations (see "- -Currency Exchange Rates").


European Union Conversion to the "Euro"

  The Company has instituted a "Euro" conversion team and begun preliminary preparation for the conversion by eleven member states of the European Union to a common currency, the "Euro". Conversion to the Euro by these member states of the Union will take place on a "no compulsion, no prohibition" basis between January 1, 2000 and January 1, 2002. By January 1, 2002 all companies operating in the eleven member states will be required to be fully operational using the new currency. The Euro conversion team has primarily addressed the accounting and information systems changes that are necessary to facilitate trading in the Euro, the possible marketplace implications of a common currency and the currency exchange rate risks, with the initial emphasis placed on the system modifications. The Company has not completed the evaluation of the possible effect of the changes to the Euro on foreign currency loans, or the impact if any, on the marketplace implications of a common currency. Preliminary assessments indicate that the financial impact of conversion to a Euro based currency will not be material to the Company's consolidated financial position, results of operations or cash flows.

Information Relating to Forward-Looking Statements

  This Form 10-K of the Company includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, (i) the Company's development of new products, including, among others, Percepta, AO Compact, Visuality, Spectralite, ViZio, Access(R) and Matrix, (ii) the availability of raw materials for the Company's products, the costs of product introductions, and trends in sales growth (including growth related to new products), (iii) anticipated trends in the Company's business environment, including competitive and pricing pressures,
(iv) the Company's ability to continue to control costs and maintain adequate standards of customer service and product quality, (v) future income tax rates and capital expenditures and working capital requirements and (vi) statements regarding the adequacy of the Company's planning for the Euro issues. These forward looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of various factors including those described in "Business--Environmental Matters" and "Factors Affecting Future Operating Results", included in Exhibit 99.1, of the Company's Form 10-K for the fiscal year ended March 31, 2000.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements required by this item are set forth on pages F-1, and F4 through F-25 and the related financial statement schedule is set forth on page S-1.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING   AND
         FINANCIAL DISCLOSURE

  Incorporated by reference to the material included in the Form 8-K of the Company, dated November 10, 1999, filed to report a change in the Company's certifying public accountants from Ernst & Young LLP to PricewaterhouseCoopers LLP.

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

                     Name                        Age             Position
                     ----                        ---             --------
Irving S. Shapiro.............................    83     Chairman of the Board
Jeremy C. Bishop..............................    50     President and Chief Executive Officer, Director
Maurice J. Cunniffe...........................    67     Director
Douglas D. Danforth...........................    77     Director
A. William Hamill.............................    52     Director
Hamish Maxwell................................    73     Director
Jackson L. Schultz............................    74     Director
James H. Cox..................................    51     Executive Vice President, Business and Product
                                                         Development
Stephen J. Lee................................    47     Vice President, Human Resources
Steven M. Neil................................    47     Executive Vice President, Finance, Chief
                                                         Financial Officer, Secretary and Treasurer
Barry J. Packham..............................    53     Executive Vice President Manufacturing and
                                                         Logistics
Alan S. Vaughan...............................    56     Vice President, European Operations
Adrian Walker.................................    47     Vice President, Regional Director, Asia

     The principal occupations and positions for at least the past five years of each of the directors and executive officers of the Company are as follows (references to the Company include its predecessors):

     Irving S. Shapiro has been Chairman of the Board of the Company since December 1994. Mr. Shapiro is Of Counsel to Skadden, Arps, Slate, Meagher & Flom LLP. He was Chairman and Chief Executive Officer of E.I. du Pont de Nemours and Company from 1974 to 1981. He is Chairman of the Advisory Board of Marvin & Palmer Associates, Inc., and is a director of J.P. Morgan Florida Federal Savings Bank and Gliatech, Inc.

     Jeremy C. Bishop has served as Chief Executive Officer and President and been a director of the Company since April 2000. Prior to his appointment, he served as President of the American Optical Ophthalmic Business ("AO"), a position held since Sola's purchase of AO in June 1996. He joined AO in November 1990 as Vice President of European Operations.

     Maurice J. Cunniffe has been a director of the Company since December 1996. He is Chairman and Chief Executive Officer of American Optical Corporation, a company of which he has been sole shareholder since 1982.

     Douglas D. Danforth has been a director of the Company since December 1994. He was Chairman and Chief Executive Officer of Westinghouse Electric Corporation from 1983 to 1987. He is a director of Daltile Inc. and Atlantic Express.

     A. William Hamill has been a director of the Company since December 1996. He is Executive Vice President and Chief Financial Officer of United Dominion Realty Trust, Inc., a position he has held since October 1999. Mr. Hamill was Executive Vice President and Chief Financial Officer of Union Camp Corporation from 1996 through April 2000. From 1993 through 1996, he was a partner in SCI Investors Inc. and a director of Custom Papers Group Inc. From 1991 to 1993, he was Senior Vice President and

Chief Financial Officer of Specialty Coatings International Inc.. From 1975 through 1990, Mr. Hamill was with Morgan Stanley & Co. Incorporated, where he was a Managing Director.

     Hamish Maxwell has been a director of the Company since December 1994. Mr. Maxwell was Chairman of the Executive Committee of the Board of Directors of Philip Morris Companies Inc. from September 1991 through April 1995 and was Chairman and Chief Executive Officer of such company from 1984 to 1991. He is Chairman of WPP Group plc.

     Jackson L. Schultz has been a director of the Company since November 1995. Mr. Schultz joined Wells Fargo Bank in 1970, retiring in 1990 as Senior Vice President responsible for Public and Governmental Affairs.

     James H. Cox was appointed Executive VP, Business and Product Development in May 2000. He previously served as Executive Vice President, Assistant Secretary and Assistant Treasurer of the Company since September 1993. He was President of Sola Optical USA, the Company's North American eyeglass lens business from 1991 to 1998. He joined the Company as Vice President, Manufacturing in 1985. Mr. Cox was formerly Executive Vice President of Operations with Bausch & Lomb's Consumer Products Division.

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

     Barry J. Packham was appointed Executive VP, Manufacturing and Logistics in May 2000. He joined the Company as Vice President, Manufacturing Development in February 1993. Mr. Packham was Managing Director of Ceramic Fuel Cells Ltd., a research and development joint venture consortium in Melbourne, Australia, from 1991 to 1993 and formerly held manufacturing and general management positions with Kodak and Leigh-Mardon Pty. Ltd.

     Alan S. Vaughan was appointed Vice President European operations in January 2000. From June 1994 to January 2000 he served as Vice President, Worldwide Rx Operations. Prior to that, he served as European Manufacturing and Technical Director. Mr. Vaughan joined the Company in 1978 as Managing Director of Sola ADC Lenses in Ireland. He was previously Director of Operations with Johnson & Johnson (Ireland).

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

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The directors, executive officers and ten percent stockholders of the Company are required to file reports of their ownership of the Company's Common Stock with the Securities and Exchange Commission and the New York Stock Exchange pursuant to Section 16(a) of the Securities Exchange Act of 1934. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all of such reporting requirements were satisfied during fiscal 2000.


Item 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the material included under the caption "Compensation of Executive Officers" in the Company's proxy statement for the fiscal year ended March 31, 2000.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the material included under the caption "Security Ownership of Certain Beneficial Owners and Managers" in the Company's proxy statement for the fiscal year ended March 31, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the material included under the caption "Certain Transactions" in the Company's proxy statement for the fiscal year ended March 31, 2000.

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

     3.   List of Exhibits.  See Index of Exhibits included on page E-1.

(b)  Reports on Form 8-K:

     The Company filed a report on Form 8-K dated November 10, 1999 to report a change in the Company's certifying public accountants from Ernst & Young LLP to PricewaterhouseCoopers LLP.

     The Company filed a report on Form 8-K dated March 30, 2000 to report the appointment of Mr. Jeremy C. Bishop to succeed Mr. John E. Heine as President and Chief Executive Officer.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOLA INTERNATIONAL INC.
                                   (Registrant)

Date:  June 14, 2000               By: /s/Steven M. Neil
       -------------                   -----------------
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


     Signature                 Title                                  Date
     ---------                 -----                                  ----

/s/Irving S. Shapiro
--------------------
Irving S. Shapiro         Chairman of the Board                   June 14, 2000

/s/Jeremy C. Bishop
-------------------
Jeremy C. Bishop          President and Chief Executive           June 14, 2000
                          Officer, Director (Principal
                          Executive Officer)

/s/Steven M. Neil
-----------------
Steven M. Neil            Executive Vice President, Finance,      June 14, 2000
                          Chief Financial Officer, Secretary
                          and Treasurer (Principal Financial
                          and Accounting Officer)


/s/Douglas D. Danforth
----------------------
Douglas D. Danforth       Director                                June 14, 2000


/s/Hamish Maxwell
-----------------
Hamish Maxwell            Director                                June 14, 2000


/s/Maurice J. Cunniffe
----------------------
Maurice J. Cunniffe       Director                                June 14, 2000

/s/A. William Hamill
--------------------      Director                                June 14, 2000
A. William Hamill

/s/Jackson L. Schultz
---------------------
Jackson L. Schultz        Director                                June 14, 2000

                            SOLA INTERNATIONAL INC.


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                              Page
                                                                                                              ----
Report of PricewaterhouseCoopers  LLP, Independent Accountants...........................................     F-2

Report of Ernst & Young LLP, Independent Auditors........................................................     F-3

Consolidated Balance Sheets as of March 31, 2000 and 1999................................................     F-4

Consolidated Statements of Income for the years ended March 31, 2000, 1999 and 1998......................     F-5

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2000, 1999 and 1998........     F-6

Consolidated Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998..................     F-7

Notes to Consolidated Financial Statements...............................................................     F-8

Quarterly Financial Data (unaudited).....................................................................     F-27

Financial Statement Schedule.............................................................................     S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of  Directors and
Shareholders of Sola International, Inc.:



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity and of cash flows, present fairly, in all material respects, the financial position of Sola International, Inc. and its subsidiaries at March 31, 2000 and the results of their operations and their cash flows for the year ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



/s/PricewaterhouseCoopers LLP


San Jose, California
May 5, 2000 except for Note 18
as  to which the date is June 5, 2000

               Report of Ernst & Young LLP, Independent Auditors



Board of Directors and Shareholders

Sola International Inc.

     We have audited the accompanying consolidated balance sheet of Sola International Inc. as of March 31, 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended March
31, 1999 and 1998. Our audits also included the financial statement schedule for the years ended March 31, 1999 and 1998 listed in the index at item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sola International Inc. as of March 31, 1999, and the consolidated results of its operations and its cash flows for the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended March 31, 1999 and 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  /s/Ernst & Young LLP



Palo Alto, California
May 6, 1999

                            SOLA INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)


                                                                                                             March 31,
                                                                                                        --------------------
                       Assets                                                                              2000       1999
                                                                                                        --------   --------
Current assets:
   Cash and cash equivalents..........................................................................  $ 18,852   $ 21,578
   Trade accounts receivable, less allowance for doubtful accounts of $8,873  and $7,003 at March 31,
    2000 and 1999, respectively.......................................................................   120,882    118,648
   Inventories........................................................................................   172,888    168,755
   Other current assets...............................................................................    35,725     20,486
                                                                                                        --------   --------
       Total current assets...........................................................................   348,347    329,467
Property, plant and equipment, net....................................................................   152,979    153,000
Goodwill and other intangibles, net...................................................................   195,465    195,345
Other long-term assets................................................................................    18,242     21,487
                                                                                                        --------   --------
       Total assets...................................................................................  $715,033   $699,299
                                                                                                        ========   ========

                Liabilities and Shareholders' Equity
Current liabilities:
   Notes payable to banks.............................................................................  $ 18,741   $ 17,490
   Current portion of long-term debt..................................................................     4,676      4,510
   Accounts payable...................................................................................    60,151     50,854
   Accrued liabilities................................................................................    43,326     31,313
   Accrued payroll and related compensation...........................................................    28,303     26,468
   Other current liabilities..........................................................................     2,304      2,709
                                                                                                        --------   --------
       Total current liabilities......................................................................   157,501    133,344
Long-term debt, less current portion..................................................................     4,362      5,782
Bank debt.............................................................................................   105,200    103,000
Senior notes..........................................................................................    99,672     99,632
Other long-term liabilities...........................................................................    20,496     25,179
                                                                                                        --------   --------
       Total liabilities..............................................................................   387,231    366,937
                                                                                                        --------   --------
Commitments and contingencies (14 and 15)
Shareholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued...........................        --         --
Common stock, $0.01 par value; 50,000 shares authorized; 24,937 shares and 24,867 shares as of March
 31, 2000 and March 31,1999 respectively issued and outstanding.......................................       249        249

Additional paid-in capital............................................................................   281,467    280,525
Equity participation loans............................................................................       (10)       (50)
Retained earnings.....................................................................................    71,319     70,578
Cumulative other comprehensive loss...................................................................   (25,223)   (18,940)
                                                                                                        --------   --------
       Total shareholders' equity.....................................................................   327,802    332,362
                                                                                                        --------   --------
       Total liabilities and shareholders' equity.....................................................  $715,033   $699,299
                                                                                                        ========   ========

  The accompanying notes are an integral part of these consolidated financial statements

                            SOLA INTERNATIONAL INC.


                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                                           Year Ended March 31,
                                                           ----------------------------------------------------
                                                                    2000             1999                1998
                                                                    ----             ----                ----

Net sales................................................         $538,680          $529,789          $547,735
Cost of sales............................................          303,098           291,389           289,677
                                                                  --------          --------          --------
 Gross profit............................................          235,582           238,400           258,058
                                                                  --------          --------          --------
Research and development expenses........................           20,010            18,757            18,303
Selling and marketing expenses...........................          101,337            96,609            93,993
General and administrative expenses......................           64,000            57,977            53,056
Special charges..........................................           29,861            27,306                --
                                                                  --------          --------          --------
 Operating expenses......................................          215,208           200,649           165,352
                                                                  --------          --------          --------
 Operating income........................................           20,374            37,751            92,706
Interest income..........................................            1,451               913               664
Interest expense.........................................          (20,760)          (18,472)          (17,418)
                                                                  --------          --------          --------
 Income before provision for income taxes, minority
  interest and extraordinary item........................            1,065            20,192            75,952

Provision for income taxes...............................             (894)           (8,394)          (25,369)
Minority interest........................................              570               723               509
                                                                  --------          --------          --------
 Income before extraordinary item........................              741            12,521            51,092
Extraordinary item, loss on repurchase of
                                                                        --                --            (5,939)
 senior subordinated notes, net of tax...................         --------          --------          --------
Net income...............................................         $    741          $ 12,521          $ 45,153
                                                                  ========          ========          ========

Earnings  per share - basic:
  Earnings per share  before extraordinary item..........         $   0.03          $   0.51          $   2.09
  Extraordinary item.....................................               --                --             (0.24)
                                                                  --------          --------          --------
  Earnings per share - basic.............................         $   0.03          $   0.51          $   1.85
                                                                  ========          ========          ========
Weighted average common shares outstanding...............           24,887            24,794            24,400
                                                                  ========          ========          ========
Earnings  per share - diluted:
  Earnings per share before extraordinary item...........         $   0.03          $   0.49          $   2.00
  Extraordinary item.....................................               --                --             (0.23)
                                                                  --------          --------          --------
  Earnings per share - diluted...........................         $   0.03          $   0.49          $   1.77
                                                                  ========          ========          ========
Weighted average common and dilutive   securities
 outstanding.............................................           25,069            25,412            25,547
                                                                  ========          ========          ========





  The accompanying notes are an integral part of these consolidated financial statements

                            SOLA INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (in thousands, except per share data)


                                                                                                        Cumulative
                                                                Additional       Equity                   Other          Total
                                               Common Stock      Paid-in     Participation  Retained   Comprehensive  Shareholders'
                                             Shares    Value     Capital         Loans      Earnings   Income (loss)     Equity
                                            --------  ------    ----------   ------------- ----------  -------------  -------------
Balances, March 31, 1997..................   24,263     $243     $271,167        $(270)     $12,904       $   254       $284,298
Comprehensive income
  Net income..............................                                                   45,153                       45,153
  Foreign currency translation
    adjustments...........................                                                                 (9,994)        (9,994)
                                                                                                                        --------
Total comprehensive income................                                                                                35,159
460 shares of $0.01 par value common
  stock issued under stock option plans...      460        4        5,330                                                  5,334
Tax benefit from exercise of stock
  options.................................                          2,191                                                  2,191
Repayment of equity participation loans...                                          40                                        40
                                             ------     ----     --------        -----      -------      --------       --------
Balances, March 31, 1998..................   24,723      247      278,688         (230)      58,057        (9,740)       327,022
Comprehensive income
  Net income..............................                                                   12,521                       12,521
  Foreign currency translation
    adjustments...........................                                                                 (9,200)        (9,200)
                                                                                                                        --------
Total comprehensive income................                                                                                 3,321
144 shares of $0.01 par value common
  stock issued under stock option plans...      144        2        1,534                                                  1,536
Tax benefit from exercise of stock
  options.................................                            303                                                    303
Repayment of equity participation loans...                                         180                                       180
                                             ------     ----     --------        -----      -------      --------       --------
Balances, March 31, 1999..................   24,867      249      280,525          (50)      70,578       (18,940)       332,362
Comprehensive income
  Net income..............................                                                      741                          741
  Foreign currency translation
    adjustments...........................                                                                 (6,283)        (6,283)
                                                                                                                        --------
Total comprehensive loss..................                                                                                (5,542)
70 shares of $0.01 par value common
  stock issued under stock option plans...       70        -          686                                                    686
Stock compensation........................                            200                                                    200
Tax benefit from exercise of stock
  options.................................                             56                                                     56
Repayment of equity participation loans...                                          40                                        40
                                             ------     ----     --------        -----      -------      --------       --------
Balances, March 31, 2000..................   24,937     $249     $281,467        $ (10)     $71,319      $(25,223)      $327,802
                                             ======     ====     ========        =====      =======      ========       ========

  The accompanying notes are an integral part of these consolidated financial statements

                            SOLA INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                         Year Ended March 31,
                                                                             ---------------------------------------
                                                                               2000           1999           1998
                                                                             --------       --------       ---------
Cash flows from operating activities:
Net income..........................................................         $    741       $ 12,521       $ 45,153
Adjustments to reconcile net income to net cash provided by
  operating activities:
Minority interest in earnings.......................................             (570)          (723)          (509)
Depreciation and amortization.......................................           27,700         25,041         22,140
Provision for excess and obsolete inventory.........................            7,293          5,620          1,833
Provision for doubtful accounts.....................................            2,568          2,716          1,337
Increase (decrease) in net deferred taxes...........................            3,170         (7,855)         7,750
Gain on disposal/sale of property, plant and equipment..............              (24)           (65)           (82)
Changes in assets and liabilities:
  Trade accounts receivable.........................................           (6,616)        (1,313)       (21,242)
  Inventories.......................................................          (13,286)        (5,358)       (38,231)
  Prepaids and other assets.........................................          (11,361)        (3,847)        (6,022)
  Accounts payable--trade...........................................            4,306        (16,891)         2,710
  Accrued and other current liabilities.............................            4,987         (8,362)         3,652
  Tax benefit from exercise of stock options........................               56            303          2,191
  Other long-term liabilities.......................................              484          1,460            174
                                                                             --------       --------       --------
    Net cash provided by operating activities.......................           19,448          3,247         20,854
                                                                             --------       --------       --------
Cash flows from investing activities:
Purchases of businesses.............................................           (4,059)        (8,601)            --
Investments in trade investments and joint ventures                            (5,591)            --             --
Capital expenditures................................................          (20,060)       (30,458)       (39,497)
Other investing activities..........................................            1,033            546         (1,730)
                                                                             --------       --------       --------
    Net cash used in investing activities...........................          (28,677)       (38,513)       (41,227)
                                                                             --------       --------       --------
Cash flows from financing activities:
Payments on equity participation loans/exercise of stock options....              926          1,716          5,374
Net receipts under notes payable to banks...........................            7,947         15,611          2,731
Borrowings on long-term debt........................................              944          5,031             --
Payments on long-term debt..........................................           (4,892)        (4,255)        (4,628)
Net receipts under bank debt........................................            2,200          4,427         22,374
Issuance of senior notes............................................               --             --         99,596
Repurchase of senior subordinated notes.............................               --             --        (93,152)
                                                                             --------       --------       --------
    Net cash provided by financing activities.......................            7,125         22,530         32,295
                                                                             --------       --------       --------

Effect of exchange rate changes on cash and cash equivalents........             (622)          (130)        (1,879)
                                                                             --------       --------       --------
Net increase (decrease) in cash and cash equivalents................           (2,726)       (12,866)        10,043
Cash and cash equivalents at beginning of year......................           21,578         34,444         24,401
                                                                             --------       --------       --------
Cash and cash equivalents at end of year............................         $ 18,852       $ 21,578       $ 34,444
                                                                             ========       ========       ========


  The accompanying notes are an integral part of these consolidated financial statements

                            SOLA INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Basis of Presentation

   Sola International Inc. ("Company") designs, manufactures and distributes a broad range of eyeglass lenses, primarily focusing on the fast growing plastic lens segment of the global market. The Company operates in one business segment.

   The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.

2. Summary of Significant Accounting Policies

   Principles of Consolidation:

   The consolidated financial statements include the accounts of the Company and its wholly-owned and controlled foreign subsidiaries. All significant transactions between the entities have been eliminated.

   Cash and Cash Equivalents:

   Cash equivalents consist primarily of short-term investments with an original maturity of three months or less.

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

   Impact of recently issued accounting standards:

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Subsequently the FASB issued SFAS No. 137 which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of the application of the new rules on the Company's consolidated financial statements.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the first quarter of fiscal year 2001. The Company believes there will be no material impact resulting from the application of SAB 101.

   In March 2000, the FASB issued Interpretation No. 44, (FIN44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25. This Interpretation clarified (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock

                            SOLA INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000 but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has not yet determined the impact, if any, of adopting this Interpretation.

   Intangible Assets:

   Intangible assets, including trademarks, patents and licenses, are stated at cost and amortized on a straight-line basis over their estimated useful lives of 3 to 15 years. Legal costs incurred by the Company in successfully defending its patents are capitalized to patent costs and amortized over the remaining life of the patent. Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations amounting to $194.3 million and $193.9 million as of March 31, 2000 and 1999, respectively, is being amortized on a straight-line basis over periods ranging from 10 to 40 years (primarily 40 years). As of March 31, 2000 and 1999 accumulated amortization was $29.7 million and $23.7 million, respectively.

   Debt issuance costs are being amortized to interest expense over the respective lives of the debt instruments which range from 5 to 10 years. As of March 31, 2000 and 1999, accumulated amortization was $1.3 million and $0.9 million, respectively. As a result of repurchasing the Company's 9 5/8% Senior Subordinated Notes in fiscal 1998, the Company wrote off $1.5 million of debt issuance costs reflected on the statement of income, together with the premium over accreted value, as an extraordinary item, net of tax.

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

   The Company has operations in Brazil, a hyper-inflationary country until recently, for which the functional currency is the U.S. dollar. All translation and transaction adjustments are included in determining net income. In January 1999 the Brazilian Real was devalued resulting in pretax charges of $0.3 million and $5.9 million in fiscal 2000 and fiscal 1999, respectively, included in special charges (see Note 10).

   Revenue Recognition:

   Sales and related cost of sales are recognized upon shipment of product. The Company's principal customers are wholesale distributors and processing laboratories, retail chains, superoptical retail stores, independent eyecare practitioners and sunglass manufacturers. No individual customer accounts for

                            SOLA INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

more than 10% of net sales. The Company generally does not require collateral from its customers, but performs on-going credit evaluations of its customers.

   Advertising and Promotion Costs:

   The Company's policy is to expense advertising and promotion costs as they are incurred. The Company's advertising and promotion expenses were approximately $7.5 million, $9.3 million, and $12.3 million for fiscal 2000, 1999, and 1998, respectively.

   Income Taxes:

   The Company accounts for income taxes under the provisions of FASB Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

   Comprehensive Income:

   Comprehensive income includes currency translation adjustments which are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

   Use of Estimates:

   The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Business Risk and Concentration of Credit Risks:

   The Company operates manufacturing and distribution sites in all major regions of the world--North America (including Mexico), Europe, and Rest of World. As a result, a significant portion of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, exchange rates, tariffs and other trade barriers, staffing and managing foreign operations and potentially adverse tax consequences. Although the Company and its predecessors have been successfully conducting business outside of the United States since its inception in 1960, there can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition or results of operations in the future.

   Cash and cash equivalents are invested in deposits with major banks in the United States and in countries where subsidiaries operate. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

   Financial Instruments with Off-Balance-Sheet Risk:

   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to currency and interest rate risk. Gains and losses due to rate fluctuations on such transactions are recognized in the same period as the items being hedged. Cash flows related to these gains and losses are reported as operating or financing activities in the accompanying consolidated statements of cash flows. As of March 31, 2000, certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments, which are not significant, in amounts other than their home currency. The carrying amount of the foreign

                            SOLA INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange contracts approximates fair value, which has been estimated based on current exchange rates. The forward exchange contracts generally have varying maturities up to 9 months. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

   Earnings Per Share:

   The following table sets forth the computation of basic and diluted earnings per share for the fiscal years ended March 31, 2000, 1999 and 1998:

                                                                      Year Ended March 31,
                                                       -----------------------------------------------
                                                         2000               1999                1998
                                                       -------             -------             -------
                                                          (in thousands, except per share data)
Numerator:
Income before extraordinary item.................      $   741             $12,521             $51,092
Extraordinary item, loss on repurchase of
  senior subordinated notes, net of tax..........           --                  --              (5,939)
                                                       -------             -------             -------
    Net income...................................   $   741             $12,521             $45,153
                                                       =======             =======             =======

Denominator:
    Denominator for basic earnings per
      share -
    Weighted average common shares
      outstanding................................       24,887              24,794              24,400

    Effect of dilutive securities:
      Employee stock options.....................          182                 618               1,147
                                                       -------             -------             -------
    Weighted average common shares and
      dilutive securities outstanding............       25,069              25,412              25,547
                                                       =======             =======             =======
Basic earnings per share:
Income before extraordinary item.................      $  0.03             $  0.51             $  2.09
Extraordinary item...............................           --                  --               (0.24)
                                                       -------             -------             -------
    Net income...................................      $  0.03             $  0.51             $  1.85
                                                       =======             =======             =======

Diluted earnings per share:
Income before extraordinary item.................      $  0.03             $  0.49             $  2.00
Extraordinary item...............................           --                  --               (0.23)
                                                       -------             -------             -------
    Net income...................................      $  0.03             $  0.49             $  1.77
                                                       =======             =======             =======

    Options to purchase 2.0 million shares of common stock at a range of $9.71 to $41.44 per share and 1.7 million shares of common stock at a range of $16.50 to $41.44 per share were outstanding as of March 31, 2000 and March 31, 1999, respectively, but were not included in the computation of the diluted earnings per share for fiscal 2000 and fiscal 1999 respectively, because the options' exercise price was greater than the average market price of the common shares. There were no shares excluded from the computation of diluted earnings per share in fiscal 1998.

3. Inventories

                                                           March 31,
                                                   -----------------------
                                                  2000                1999
                                                  ----                ----
                                                       (in thousands)
 Raw materials................................    $ 15,427           $ 15,714
 Work in progress.............................       7,273              6,551
 Finished goods...............................     105,274            102,862
 Molds........................................      44,914             43,628
                                                  --------           --------
                                                  $172,888           $168,755
                                                  ========           ========

                            SOLA INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Molds comprise mainly finished goods for use by manufacturing affiliates in the manufacture of spectacle lenses.

4. Property, Plant and Equipment

                                                              March 31,
                                                          ----------------
                                                         2000          1999
                                                         ----          ----
                                                            (in thousands)
 Land, buildings and leasehold improvements..........    $ 47,793     $ 47,465
 Machinery and office equipment......................     176,744      163,864
 Equipment under capital leases......................       2,699          463
                                                         --------     --------
                                                          227,236      211,792
 Less accumulated depreciation and amortization......      74,257       58,792
                                                         --------     --------
                                                         $152,979     $153,000
                                                         ========     ========

   Depreciation expense for fiscal 2000, 1999 and 1998 was $ 21.0 million, $18.6 million and $14.3 million, respectively. Accumulated depreciation on equipment under capital leases was $2.4 million at March 31, 2000.

5. Notes Payable to Banks

   Notes payable to banks at March 31, 2000 represent borrowings generally denominated in foreign currencies under several foreign credit agreements with lenders at interest rates ranging from 1.63% to 10.00% and 29.0 % to 36.87% for Brazilian Real based borrowings. The weighted average interest rates as of March 31, 2000 and 1999 were 12.67 % and 7.87%, respectively. As of March 31, 2000, the Company had total unused lines of credit amounting to $15.5 million and was in compliance with minimum net worth requirements on agreements with certain foreign banks.

                            SOLA INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Long-Term Debt

                                                                 March 31, 2000
                                                                ----------------
                                                                 (in thousands)
 Uncollateralized promissory note, interest 6.5% at
  March 31, 2000, principal and
  interest payable through June 2001...............................   $4,000


 Uncollateralized term loans, interest rates varying
  from 4.00% to 15.00% at March 31, 2000, principal and
  interest payable through December 2008...........................    4,320

 Uncollateralized term loan, interest 1.85% at March 31, 2000,
  principal and interest payable through June 2008.................      638

 Other.............................................................       80
                                                                      ------
                                                                       9,038
 Less current portion..............................................    4,676
                                                                       -----
 Long-term debt, less current portion..............................   $4,362
                                                                      ======

   Aggregate annual maturities of long-term debt over the next five years and thereafter are as follows:

Period Ending March 31,                                      (in thousands)
-----------------------
 2001.................................................             $4,676
 2002.................................................              3,412
 2003.................................................                191
 2004.................................................                153
 2005.................................................                210
 Thereafter...........................................                396
                                                                   ------
 Total................................................             $9,038
                                                                   ======

   The Company believes that as of March 31, 2000, the fair value of its long-term debt approximates the carrying value of those obligations. The fair value of the Company's long-term debt is estimated based on quoted market prices for similar issues with the same interest rates that would be available to the Company for similar debt obligations.

7. Bank Credit Agreement

   During fiscal 1998 the Company amended its bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions ("Amended Agreement"). The Amended Agreement increased the Company's multicurrency revolving facility to $300 million. Borrowings, amounting to $105.2 million and $103.0 million as of March 31, 2000 and 1999, respectively, are divided into two tranches. Tranche A permits borrowings up to $30 million in either U.S. dollars or foreign currencies, to be used for working capital and consummating certain permitted acquisitions. Tranche B permits borrowings of up to $270 million and can be used for working capital purposes, outstanding letters of credit ($1.2 million as of March 31, 2000) and consummating certain permitted acquisitions. The Tranche A Facility matures on October 31, 2000 and the Tranche B Facility matures on May 31, 2001. The Company has the intent and ability to renew the Amended Agreement beyond March 31, 2000 and therefore the balance is classified as long term. In addition, the Amended Agreement changed certain financial covenants, removed the requirement for foreign subsidiary guarantees under the Tranche A Facility, increased the basket for incurring other unsecured indebtedness to $150 million, and deleted the term facility portion. As of March 31, 2000 unused borrowings under the facility amount to $193.6 million.

  Borrowings under the Tranche A and Tranche B revolvers (other than swing line loans, which may only be Base Rate loans) may be made as Base Rate Loans or LIBO Rate Loans. Base Rate Loans bear

                            SOLA INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest at rates per annum equal to the higher of (a) 0.50% per annum above the latest Federal Funds Rate, or (b) the Bank of America Reference Rate ( 9% at March 31, 2000, there were no base rate loans as of March 31, 1999). LIBO Rate Loans bear interest at a rate per annum equal to the sum of the LIBO Rate and a margin varying from 0.450% to 0.750% based on the Company's leverage ratio (6.73% as of March 31, 2000 and 5.56% as of March 31, 1999). Fixed rate borrowings in foreign currencies bear interest at rates per annum equal to the referenced currency's local IBOR plus a margin varying from 0.450% to 0.750% based on the Company's leverage ratio. Local currency Base Rate Loans are also available at a spread similar to US Base Rate Loans described above.

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

   The Notes rank pari passu to all other Senior Indebtedness, as defined in the Indenture, of the Company. The Company has determined the estimated fair value of its Senior Notes using available market information. The estimated fair value, based on the most recent market trades, of the Senior Notes was $52.0 million and $92.982 million at March 31, 2000 and March 31, 1999, respectively, and the carrying amounts were $99.672 million and $99.632 million, respectively. The fair value estimates do not necessarily reflect the values the Company could realize in the current market.

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

9. Common Stock

Common Stock

   The Company entered into loan agreements with certain members of the Company's management to enable them to invest in the Company's common stock. As of March 31, 2000 and 1999, loans amounting to approximately $10,000 and $50,000, respectively, bearing interest at 7.5% per annum, payable quarterly, were outstanding under this plan. These loans are collateralized by the common stock and have been reflected as a reduction in shareholders' equity on the consolidated balance sheets.

                            SOLA INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                            SOLA INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

termination; provided, however, that such options lapse immediately in the event an Optionee's employment with the Company and its subsidiaries and affiliates is terminated for cause.

Pro Forma Disclosures

   Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.95% - 5.90%, 5.67% and 5.67%, no dividend yield, volatility factors of the expected market price of the Company's common stock of .519, .481 and .373, and a weighted-average expected life of the option of 4 years, for fiscal 2000, 1999 and 1998, respectively.

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    Year Ended March 31,
                                          ------------------------------------
                                           2000         1999             1998
                                          -----        ------           ------
                                          (in thousands, except per share data)

Pro forma net (loss) income......         $(1,590)      $10,606        $44,157
Pro forma (loss) earnings per
 share:
  Basic..........................         $ (0.06)      $  0.43        $  1.81
  Diluted........................         $ (0.06)      $  0.42        $  1.73

   The pro forma effect on net income during the phase-in period of SFAS 123 may not be representative of the effects on pro forma net income in future periods.

                            SOLA INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Option Activity

  A summary of the Company's stock option activity, and related information for fiscal 1998, 1999 and 2000 follows:

                                                                  Number of Securities      Weighted Average
                                                                  Underlying Options        Exercise Price
                                                                  --------------------      ---------------
                                                                      (in thousands, except per share data)

Options outstanding as of March 31, 1997........................         2,429                     $15.43
  Options granted during fiscal 1998............................           413                      33.08
  Options exercised in fiscal 1998..............................          (460)                     11.53
  Options cancelled in fiscal 1998..............................          (153)                     34.44
                                                                        ------                     ------
Options outstanding as of March 31, 1999........................         2,229                      18.20
 Options granted during fiscal 1999 whose market price
     equals the grant price on date of grant....................           191                      32.25
Options granted during fiscal 1999 whose market price
     is less than the grant price on date of grant..............           424                      27.13
  Options exercised in fiscal 1999..............................          (144)                     10.89
  Options cancelled in fiscal 1999..............................           (57)                     30.18
                                                                        ------                     ------
Options outstanding as of March 31, 1999........................         2,643                      20.79
  Options granted during fiscal 2000 whose market price
     equals the grant price on date of grant....................           600                      15.63
  Options exercised in fiscal 2000..............................           (70)                      9.71
  Options cancelled in fiscal 2000..............................          (300)                     24.27
                                                                        ------                     ------
Options outstanding as of March 31, 2000........................         2,873                     $19.62
                                                                        ======

Options exercisable at:
  March 31, 2000................................................         2,003                     $18.08
  March 31, 1999................................................         1,824                     $16.51
  March 31, 1998................................................         1,568                     $14.14

Weighted average fair value of options granted during
  fiscal year:
  2000..........................................................                      $ 7.13
  1999..........................................................                      $ 7.83
  1998..........................................................                      $12.46

 The following table summarizes stock options outstanding at March 31, 2000:




                     Outstanding at      Weighted Average                             Exercisable at
    Range of         March 31, 2000          Remaining         Weighted Average       March 31, 2000       Weighted Average
 Exercise Price      (in thousands)      Contractual Life       Exercise Price        (in thousands)        Exercise Price
---------------      --------------      -----------------    -----------------      ---------------      -----------------
$ 9.71-$ 9.71             895                 3.81                 $ 9.71                  895                $ 9.71
$13.81-$16.50             707                 7.34                  15.70                  415                 16.21
$16.86-$27.13             592                 8.38                  23.81                  239                 24.24
$28.00-$32.31             314                 7.26                  30.20                  208                 30.17
$33.00-$41.44             365                 7.06                  35.65                  246                 35.50
-------------           -----                 ----                 ------                -----                ------
$ 9.71-$41.44           2,873                 6.41                 $19.62                2,003                $18.08
=============           =====                 ----                 ------                =====                ------

                            SOLA INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Special Charges

   In fiscal 2000, primarily during the fourth quarter, the Company recorded pretax special charges of $29.9 million. The pre-tax special charges are comprised of the following:

(in thousands)
Charges associated with the consolidation of manufacturing
 facilities in  Mexico............................................... $ 4,000

Charges associated with work-force reductions........................   6,650
Accounts receivable and net asset write-downs associated
 with economic slow-down in Asia and currency devaluation
 in Brazil...........................................................   3,069

Inventory write-down associated with product standardization.........   7,242
Charges associated with facility closures and production transfers...   8,900
                                                                      -------
Total................................................................ $29,861
                                                                      =======

   The Company commenced consolidation of its Mexican manufacturing operations in fiscal year 1999 and completed the consolidation in fiscal year 2000. Included in the Mexican manufacturing facilities consolidation charge of $4.0 million, are write-downs of molds ($ 1.4 million), and costs associated with combining the two manufacturing operations, including incurred production cost inefficiencies ($2.6 million).

   The special charge amount includes $6.7 million relating to work-force reductions in North America, Europe and Australia, (approximately 190 employees from manufacturing, sales, marketing and administration have been identified and notified). The Company anticipates additional charges associated with further reductions in force in the first half of fiscal 2001. Of the work-force reductions, approximately $0.4 million had been paid at March 31, 2000.

   The economic slow-down in Asia during fiscal 1999 severely impacted liquidity of customers. The Company recorded a charge of $2.5 million for provision against collection of accounts receivable in the affected economies. The Brazilian Real dramatically devalued in January 1999 and such devaluation continued in fiscal year 2000 resulting in the Company recording a charge of $
0.3 million.

   The special charge includes $7.2 million related to the write-down of inventories which were identified as excess as a result of the Company's efforts to globally standardize product specifications. The Company anticipates additional write-downs during fiscal year 2001 as the impact of additional product standardization become quantifiable.

   During fiscal year 2000, the Company commenced the transfer of high volume production to low cost manufacturing locations and the consolidation of certain manufacturing expertise into fewer production facilities. As a result, charges of $6.2 million were incurred related to production cost inefficiencies and $2.7 million related to redundant equipment write-down and facility closure costs. The Company anticipates incurring additional charges in fiscal year 2001 as additional production transfers are completed.

   In fiscal year 1999, primarily in the fourth quarter, the Company recorded special charges of $27.3 million. The charges consisted of $8.0 million related to the consolidation of manufacturing facilities in Mexico (including $4.3 million of costs and production inefficiencies associated with combining the two operations, mold and equipment write-downs of $3.0 million and employee termination costs of $0.7 million), $3.0 million related to global work force reductions, $4.3 million in write-downs of accounts receivable and inventory associated with economic slowdowns in Asia and Brazil and $12.1 million related to the impact on asset realization (including losses of $6.2 million related to the Company's inability to collect the accounts receivable from the original sale of the Brazilian frame and equipment business) resulting from the dramatic devaluation of the Brazilian Real in January 1999. Employee termination costs of $2.7 million accrued for at March 31, 1999 were fully paid in fiscal 2000.

                            SOLA INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Defined Contribution Plans

   The Company sponsors several defined contribution plans covering substantially all U.S. and U.K. employees. The plans provide for limited Company matching of participants' contributions. Contributions to all defined contribution plans charged to operations were $1.3 million, $1.3 million and $1.2 million for fiscal 2000, 1999 and 1998, respectively.

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

                            SOLA INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets and a statement of the funded status for both the Domestic and the International Pension Plans.

                                                                      Domestic Pension                International Pension
                                                                           Plan                              Plan
Year ended March 31, (in thousands)                                 2000             1999              2000            1999
                                                                  --------         --------          --------        --------
Reconciliation of benefit obligation:
Benefit obligation - beginning of year.................           $ 20,676         $ 16,884          $ 11,904        $ 11,484
Service cost...........................................              2,608            2,637             1,581           1,217
Interest cost..........................................              1,302            1,117               737             647
Participant contributions..............................                 --               --               193             248
Actuarial (gain)/loss..................................             (2,873)             179               (44)             --
Benefit payments.......................................               (222)            (141)           (1,092)         (1,295)
Other..................................................                 --               --               161              66
Effect of exchange rates...............................                 --               --              (588)           (463)
                                                                  --------         --------          --------        --------
Benefit obligation - end of year.......................           $ 21,491         $ 20,676          $ 12,852        $ 11,904
                                                                  ========         ========          ========        ========

                                                                      Domestic Pension                International Pension
                                                                           Plan                              Plan
Year ended March 31, (in thousands)                                 2000             1999              2000            1999
                                                                  --------         --------          --------        --------
Reconciliation of fair value of plan assets:
Fair value of plan assets - beginning of year..........           $ 13,284         $ 10,441          $ 13,475        $ 12,612
Actual return on plan assets...........................              4,924              531             1,830           2,015
Employer contributions.................................              2,332            2,453               697             328
Participant contributions..............................                 --               --               193             248
Benefit payments.......................................               (222)            (141)           (1,092)         (1,295)
Other..................................................                 --               --              (198)             66
Effect of exchange rates...............................                 --               --              (654)           (499)
                                                                  --------         --------          --------        --------
Fair value of plan assets - end of year................           $ 20,318         $ 13,284          $ 14,251        $ 13,475
                                                                  ========         ========          ========        ========

                                                                      Domestic Pension                International Pension
                                                                           Plan                              Plan
Year ended March 31, (in thousands)                                 2000             1999              2000            1999
                                                                  --------         --------          --------        --------
Funded status:
Funded status at March 31..............................            ($1,173)         ($7,392)         $  1,399        $  1,571
Unrecognized transition asset..........................                 --               --              (111)           (139)
Unrecognized (gain) loss...............................             (4,362)           2,262            (2,991)         (2,718)
                                                                  --------         --------          --------        --------
Accrued pension cost...................................            ($5,535)         ($5,130)          ($1,703)        ($1,286)
                                                                  ========         ========          ========        ========

     The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                                                      Domestic Pension                International Pension
                                                                           Plan                              Plan
Year ended March 31,                                                2000              1999             2000            1999
                                                                  --------         --------          --------        --------
Discount rate..........................................             7.00%             6.50%             6.25%           6.25%
Expected long-term rate of return on plan
 assets................................................             8.00%             8.00%             8.00%           8.00%
Rate of increase in future compensation
 levels................................................             5.00%             5.00%             4.50%           4.00%

                            SOLA INTERNATIONAL INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net periodic pension costs include the following components:

                                                       Domestic Pension Plan                      International Pension Plan
Year ended March 31, (in thousands)                2000          1999          1998            2000           1999          1998
                                                 -------        ------        ------          -------        ------        ------
Service cost..........................           $ 2,608        $2,637        $1,862          $ 1,581        $1,217        $1,433
Interest cost.........................             1,302         1,117           810              737           647           650
Expected return on plan
   assets.............................            (1,173)         (942)         (576)          (1,077)         (924)         (895)
Amortization of transition asset......                --            --            --              (24)          (23)          (26)
Amortization of (gain) loss...........                --            83            --              (90)          (34)          (34)
                                                 -------        ------        ------          -------        ------        ------
Net periodic benefit cost.............           $ 2,737        $2,895        $2,096          $ 1,127        $  883        $1,128
                                                 =======        ======        ======          =======        ======        ======

13.  Income Taxes

     The domestic and foreign components of income before provision for income taxes, minority interest and extraordinary item are as follows:

                                                                 Year Ended March 31,
                                                       --------------------------------------
                                                         2000            1999           1998
                                                       --------        -------        -------
                                                                    (in thousands)
     Domestic...................................       $(12,120)       $ 9,681        $42,918
     Foreign....................................         13,185         10,511         33,034
                                                       --------        -------        -------
                                                       $  1,065        $20,192        $75,952
                                                       ========        =======        =======

  The components of the provision for income taxes are as follows:

                                                                 Year Ended March 31,
                                                        -------------------------------------
                                                          2000          1999           1998
                                                        -------        -------        -------
                                                                    (in thousands)
     Current:
      Federal and State...........................      $(9,951)       $ 6,128        $ 9,082
      Foreign.....................................        7,675          4,025          8,006
     Deferred:
      Federal and State...........................        2,211         (4,918)         7,808
      Foreign.....................................        2,420          2,270          4,891
     Valuation allowance adjustment...............       (1,461)           889         (4,418)
                                                        -------        -------        -------

                                                        $   894        $ 8,394        $25,369
                                                        =======        =======        =======

     During fiscal 2000, 1999 and 1998, the Company recognized certain tax benefits related to stock option plans in the amount of $0.1 million, $0.3 million and $2.2 million, respectively. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

                            SOLA INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A reconciliation between income tax provisions computed at the U.S. federal statutory rate and the effective rate reflected in the statements of income is as follows:

                                                                             Year Ended March 31,
                                                                       ------------------------------
                                                                         2000       1999         1998
                                                                       ------       ----         ----
     Provision at statutory rate................................         35.0%      35.0%        35.0%
     State tax provision, net of federal effect.................          2.0        3.9          3.5
     Valuation allowance, excluding special charges.............       (137.2)      (5.7)        (5.8)
     Valuation allowance, relating to special charges...........           --       10.1           --
     Special charges at differing statutory rates...............        217.8         --           --
     Income of foreign subsidiaries at differing statutory
       rates....................................................           --        2.1         (1.3)
     Other......................................................        (33.7)      (3.8)         2.0
                                                                       ------       ----         ----
                                                                         83.9%      41.6%        33.4%
                                                                       ======       ====         ====

     The following is an analysis of the income tax provision for fiscal 2000 and fiscal 1999, before and after special charges:

                                                     Income before       Provision
                                                     provision for       for income      Effective
Fiscal 2000                                           income taxes         taxes           rate
-----------                                          --------------    -------------     ---------
                                                                       (in thousands)
     Before special charges.....................       $ 30,926          $ 9,644           31.2%
     Special charges............................        (29,861)          (8,750)         (29.3)%
                                                       --------          -------          ======
       Total....................................       $  1,065          $   894            83.9%
                                                       ========          =======          ======


                                                     Income before        Provision
                                                     provision for       for income      Effective
Fiscal 1999                                           income taxes         taxes           rate
-----------                                          --------------    -------------     ---------
                                                                        (in thousands)
  Before special charges........................       $ 47,498            $15,156          31.9%
  Special charges...............................        (27,306)            (6,762)       (24.8)%
                                                       --------            -------        ======
    Total.......................................       $ 20,192            $ 8,394          41.6%
                                                       ========            =======        ======

                            SOLA INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                         March 31,
                                                                                 -------------------------
                                                                                    2000              1999
                                                                                 -------           -------
                                                                                       (in thousands)
     Deferred tax assets:
      Accounts receivable, principally due to allowances for doubtful
       accounts...........................................................       $ 2,674           $ 2,361
      Inventories, principally due to reserves............................         4,342             3,403
      Property, plant and equipment, principally due to differences in
       depreciation.......................................................         3,633             4,737
      Accruals for employee benefits......................................         7,300             6,488
      In-process research and development.................................         9,786            10,733
      Other assets........................................................         3,856            15,319
      Net operating losses (NOL)..........................................        14,186             8,354
                                                                                 -------           -------
      Total gross deferred tax assets.....................................        45,777            51,395
      Less valuation allowance............................................         9,229            10,690
                                                                                 -------           -------
      Net deferred tax assets.............................................       $36,548           $40,705
                                                                                 =======           =======
     Deferred tax liabilities:
      Property, plant and equipment, principally due to differences in
       depreciation.......................................................       $14,789           $14,105
      Inventories.........................................................         2,442             2,852
      Amortization of goodwill............................................         9,391             7,133
      Unremitted income of foreign subsidiaries...........................            --             2,732
      Other...............................................................         6,086             6,807
                                                                                 -------           -------
      Net deferred tax liabilities........................................       $32,708           $33,629
                                                                                 =======           =======
      Net deferred tax assets less net deferred tax liabilities...........       $ 3,840           $ 7,076
                                                                                 =======           =======

     In fiscal 1999 a valuation allowance of $2.0 million was established against unrealized losses related to reassuming ownership of the Brazilian frame and equipment business. Movements in the valuation allowances in fiscal 2000, 1999 and 1998 relate primarily to realization of NOL's or changes in the Company's evaluation of the realizability of deferred tax assets.

     For tax purposes, the Company's foreign subsidiaries, at March 31, 2000, had net operating loss carryforwards of $37.1 million. Of this amount, $31.6 million does not expire, and $5.5 million expires between 2002 and 2010. The deferred tax assets reflected in the Company's accounts as of March 31, 2000 before valuation allowances reflect these NOL's.

     The Company has not provided for U.S. federal income and foreign withholding taxes on $94 million of non-U.S. subsidiaries' undistributed earnings as of March 31, 2000 because such earnings are intended to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

14.  Commitments

     The Company leases certain warehouse and office facilities, office equipment and automobiles under noncancelable operating leases which expire in 2000 through 2012. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the terms of

                            SOLA INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain lease agreements, the leases may be extended, at the Company's option, and certain of the leases provide for adjustments of the minimum monthly rent.

     Future minimum annual lease payments under the leases are as follows:

Period Ending March 31,                                          (in thousands)
-----------------------
2001.............................................................      $4,485
2002.............................................................       3,665
2003.............................................................       2,686
2004.............................................................       1,971
2005.............................................................       1,638
Thereafter.......................................................       6,627

     Rent expense for fiscal 2000, 1999, and 1998 was $7.8 million, $7.2 million and $7.8 million, respectively.

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

                            SOLA INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Worldwide Operations

     The Company operates in the ophthalmic industry in the design and manufacture of eyeglass lenses.

     A summary of information about the Company's geographic areas is as follows:

                                            North                  Rest of
(in thousands)                             America      Europe      World     Eliminations   Total
                                           -------      ------      -----     ------------   -----
Year Ended March 31, 2000
Revenue (a):
 External...........................       $256,254    $177,104     $105,322  $         --   $538,680
 Internal...........................         56,674      63,225       64,384      (184,283)        --
Identifiable assets.................        371,650     164,857      178,420           106    715,033
Year Ended March 31, 1999
Revenue (a):
 External...........................       $263,687    $171,766     $ 94,336  $         --   $529,789
 Internal...........................         43,823      58,715       52,269      (154,807)        --
Identifiable assets.................        384,771     158,265      161,494        (5,231)   699,299
Year Ended March 31, 1998
Revenue (a):
 External...........................       $281,158    $160,697     $105,880  $         --   $547,735
 Internal...........................         42,784      57,170       47,697      (147,651)        --
Identifiable assets.................        370,792     164,891      156,003        (7,628)   684,058

(a) Revenues are attributed to regions based on the location of Sola and its subsidiaries' country or region of domicile.

     Internal sales represent intercompany sales between regions at a mark-up from cost; the elimination of any profit arising from such sales is reflected in eliminations in determining operating income.

     Included in North American operations are the Company's businesses in Canada and Mexico, as well as the United States. In each of the three fiscal years ended March 31, 2000, Canadian and Mexican operations accounted for less than 6% of external revenues and less than 3.5% of identifiable assets of the North American region. The information for Canada and Mexico individually and combined, is not considered material to information for the United States alone.

17.  Supplementary Cash Flow Data

                                                                      Year Ended March 31,
                                                             -----------------------------------
(in thousands)                                                  2000          1999          1998
                                                             -------       -------       -------
Supplemental disclosures of cash flow information:
 Interest paid......................................         $27,134       $24,011       $23,411
                                                             =======       =======       =======
 Taxes paid.........................................         $ 7,133       $16,274       $14,599
                                                             =======       =======       =======
Supplemental disclosures of non-cash investing and
 financing activities:
 Capital expenditures accrued but not paid..........         $ 4,258       $ 7,115       $ 3,223
                                                             =======       =======       =======

18.  Subsequent Events (Unaudited)

     In April 2000 the Company acquired the remaining 65% ownership interest in a wholesale laboratory group located in Australia and New Zealand for $2.6 million.

                            SOLA INTERNATIONAL INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In June 2000 the Company purchased $5.0 million of its 6 7/8% Senior Notes due 2008. As a result, during the first quarter of fiscal 2001 the Company recorded an extraordinary gain of $1.4 million, net of tax of $0.9 million resulting from the difference between the carrying value of the notes and the purchase price. The purchase was funded by the Company's credit facility and resulted in a decline in net borrowings.

                            SOLA INTERNATIONAL INC.

                            QUARTERLY FINANCIAL DATA
                     (in thousands, except per share data)
                                  (unaudited)


                                                                           Quarter Ended
                                                   -------------------------------------------------------------
                                                    June 30,        Sept. 30,         Dec. 31,         March 31,
                                                      1998             1998             1998             1999
                                                      ----             ----             ----             ----
Net sales.....................................      $129,526         $132,668         $126,345         $141,250
Gross profit..................................        60,431           59,731           57,277           60,961
Special charges...............................            --               --            1,570           25,736
Operating income (loss).......................        20,935           17,220           11,058          (11,462)
Net income (loss).............................        11,297            8,803            5,176          (12,755)
Earnings per share - basic:
  Net income (loss)...........................          0.46             0.36             0.21            (0.51)
Earnings per share - diluted:
  Net income (loss)...........................          0.44             0.35             0.21            (0.51)

                                                                             Quarter Ended
                                                   --------------------------------------------------------------
                                                     June 30,        Sept. 30,         Dec. 31,        March 31,
                                                      1999            1999              1999             2000
                                                      ----            ----              ----             ----
Net sales.....................................      $133,577         $141,071         $127,238          $136,794
Gross profit..................................        59,496           63,458           55,255            57,373
Special charges...............................         1,500            2,863             (657)           26,155
Operating income (loss).......................        12,740           14,902            8,770           (16,038)
Net income (loss).............................         5,918            7,241            2,675           (15,093)
Earnings per share - basic:
  Net income (loss)...........................          0.24             0.29             0.11             (0.61)
Earnings per share - diluted:
  Net income (loss)...........................          0.24             0.29             0.11             (0.61)

                     Report of Independent Accountants on
                         Financial Statement Schedules


To the Board of Directors and
Shareholders of Sola International, Inc.:

Our audit of the consolidated financial statements referred to in our report dated May 5, 2000 except for Note 18 as to which the date is June 5, 2000 appearing on page F-2 of this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule present fairly, in all material respects, the information set forth therein as of March 31, 2000 when read in conjunction with the related consolidated financial statements.


/s/PricewaterhouseCoopers LLP

San Jose California
May 5, 2000

                                                                     SCHEDULE II

                            SOLA INTERNATIONAL INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                Balance,       Charged                                    Balance,
                                               Beginning         to                                        End of
                                               of Period      Expenses     Deductions       Other(1)       Period
----------------------------------------------------------------------------------------------------------------------
Year ended March 31, 2000
  Allowance for doubtful accounts..........      $7,003       $2,568        $  (396)        $(302)        $ 8,873
                                                 ======       ======        =======         =====         =======
  Allowance for excess and obsolete
     inventory.............................      $9,236       $7,293        $(1,455)        $(411)        $14,663
                                                 ======       ======        =======         =====         =======
Year ended March 31, 1999
  Allowance for doubtful accounts..........      $4,956       $2,716        $  (677)        $   8         $ 7,003
                                                 ======       ======        =======         =====         =======
  Allowance for excess and obsolete
     inventory.............................      $4,360       $5,620        $  (666)        $ (78)        $ 9,236
                                                 ======       ======        =======         =====         =======
Year ended March 31, 1998
  Allowance for doubtful accounts..........      $4,030       $1,337        $  (254)       $ (157)        $ 4,956
                                                 ======       ======        =======        ======         =======
Allowance for excess and obsolete
     inventory.............................      $4,471       $1,833        $(1,578)        $(366)        $ 4,360
                                                 ======       ======        =======         =====         =======


_________________________

(1)  Other relates primarily to foreign currency translation adjustments.

                              INDEX OF EXHIBITS

Exhibit No.                          Description                                Page Number or Incorporation by Reference No.
-----------                          -----------                                ---------------------------------------------
2.1                Purchase agreement between Sola International              Filed as Exhibit 2 to the Form 8-K of the
                   Inc. and American Optical Corporation, dated as            Company, dated May 6, 1996, and incorporated
                   of May 6, 1996                                             herein by reference

3.1                Amended and Restated Certificate of Incorporation          Filed as Exhibit 3.1 to the Annual Report on Form
                   of the Company                                             10-K of the Company for the fiscal year ending
                                                                              March 31, 1995, dated June 7, 1995, and
                                                                              incorporated herein by reference

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

4.1                Rights Agreement dated as of August 27, 1998               Filed as Exhibit 1 to the Form 8-A of the
                   between Sola International Inc. and Bank Boston            Company, dated August 27, 1998, and incorporated
                   N.A.                                                       herein by reference

10.1               Purchase Agreement, dated as of September 1, 1993          Filed as Exhibit 10.1 to the Registration
                   by and between Sola Holdings Inc., Pilkington plc          Statement, as amended, on Form S-1 of the Company
                   and certain of Pilkington plc's subsidiaries               (File No. 33-68824) and incorporated herein by
                                                                              reference

10.2*              Confidential Severance Agreement between Sola              Filed as Exhibit 10 to the Company's Quarterly
                   International Inc. and John E. Heine, dated as of          Report on Form 10-Q for the period ending
                   November 20, 1996                                          December 31, 1996, and incorporated herein by
                                                                              reference

10.3*              Confidential Severance Agreement between Sola              Filed as Exhibit 10.3 to the Annual Report on
                   International Inc. and James H. Cox, dated as of           Form 10-K of the Company, dated March 31, 1999,
                   January 1, 1997                                            and incorporated herein by reference

10.4*              Employment Agreement between Sola International            Filed as Exhibit 10.2 to the Registration
                   Inc. and Steven M. Neil, dated as of September 2,          Statement, as amended, on Form S-3 of the Company
                   1997                                                       (File No. 333-45929) and incorporated herein by
                                                                              reference

10.5*              Confidential Severance Agreement between Sola              Filed as Exhibit 10.5 to the Annual Report on
                   International Inc. and Steven M. Neil, dated as            Form 10-K of the Company, dated March 31, 1999,
                   of October 13, 1997                                        and incorporated herein by reference

10.6*              Confidential Severance Agreement between Sola              Filed as Exhibit 10.6 to the Annual Report on
                   International Inc. and Stephen J. Lee, dated as            Form 10-K of the Company, dated March 31, 1999,
                   of January 1, 1997                                         and incorporated herein by reference

10.7*              Confidential Severance Agreement between Sola              Filed as Exhibit 10.7 to the Annual Report on
                   International Inc. and Theodore Gioia dated as of          Form 10-K of the Company, dated March 31, 1999,
                   January 1, 1997                                            and incorporated herein by reference

10.8*              Separation Agreement and Release between Sola
                   International Inc. and John Heine dated as of March 31, 2000


                               INDEX OF EXHIBITS

Exhibit No.                          Description                                Page Number or Incorporation by Reference No.
-----------                          -----------                                ---------------------------------------------
10.9               Multicurrency Credit Agreement, dated as of June           Filed as Exhibit 4 to the Report on Form 8-K/A of
                   14, 1996, among Sola International Inc., and the           the Company, dated May 6, 1996, and incorporated
                   other Borrowers as the Borrowers, the Subsidiary           herein by reference
                   Guarantors, Bank of America National Trust and
                   Savings Association, as Agent and Letter of
                   Credit Issuing Bank, The First National Bank of
                   Boston and The Bank of Nova Scotia, as Co-Agents,
                   and the Other Financial Institutions Party Thereto

10.10              Amendment No. 1 to the Multicurrency Credit                Filed as Exhibit 10.1 to the Company's Quarterly
                   Agreement, dated as of June 14, 1996, among Sola           Report on Form 10-Q for the period ending
                   International Inc., and the other Borrowers as             December 31, 1997, and incorporated herein by
                   the Borrowers, the Subsidiary Guarantors, The              reference
                   Bank of America National Trust and Savings
                   Association, as Agent and Letter of Credit
                   Issuing Bank, The First National Bank of Boston
                   and The Bank of Nova Scotia, as Co-Agents, and
                   the Other Financial Institutions Party Thereto

10.11              Amendment No. 2 to the Multicurrency Credit                As above except Exhibit 10.2
                   Agreement, dated as of June 14, 1996, among Sola
                   International Inc., and the other Borrowers as
                   the Borrowers, the Subsidiary Guarantors, The
                   Bank of America National Trust and Savings
                   Association, as Agent and Letter of Credit
                   Issuing Bank, The First National Bank of Boston
                   and The Bank of Nova Scotia, as Co-Agents, and
                   the Other Financial Institutions Party Thereto

10.12              Amendment No. 3 to the Multicurrency Credit                Filed as Exhibit 10.1 to the Company's
                   Agreement, dated as of June 14, 1996, among Sola           Registration Statement, as amended, on Form S-3
                   International Inc., and the other Borrowers as             of the Company (File No 333-45929) and
                   the Borrowers, the Subsidiary Guarantors, The              incorporated herein by reference
                   Bank of America National Trust and Savings
                   Association, as Agent and Letter of Credit
                   Issuing Bank, The First National Bank of Boston
                   and The Bank of Nova Scotia, as Co-Agents, and
                   the Other Financial Institutions Party Thereto

10.13              Lease Agreement, dated May 10, 1993, between Sola          Filed as Exhibit 10.9 to the Registration
                   Optical Taiwan Ltd. and Chang Jin Co., Ltd.                Statement, as amended, on Form S-1 of the Company
                   (including English summary of principal terms)             (File No. 33-68824) and incorporated herein by
                                                                               reference

10.14              Lease Agreement between Optical Sola de Mexico             Filed as Exhibit 10.10 to the Registration
                   and Messrs. Salvadore Luttenroth-Camou and Carlos          Statement, as amended, on Form S-1 of the Company
                   Lutteroth-Lomeli (including English summary of             (File No. 33-68824) and incorporated herein by
                   principal terms)                                           reference


                               INDEX OF EXHIBITS

Exhibit No.                          Description                                Page Number or Incorporation by Reference No.
-----------                          -----------                                ---------------------------------------------
10.15*             Sola Investors Inc. Stock Option Plan                      Filed as Exhibit 10.11 to the Annual Report on
                                                                              Form 10-K of the Company, dated March 31, 1994,
                                                                              and incorporated herein by reference

10.16              Amendment Number One to Sola Investors Inc. Stock          Filed as Exhibit 10.21 to the Registration
                   Option Plan                                                Statement, as amended, on Form S-1 of the Company
                                                                              (File No. 33-87892) and incorporated herein by
                                                                              reference

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

10.18              Sola International Inc. Stock Option Plan,                 Filed as Exhibit A and Exhibit B to the fiscal
                   Amendment Number One and Amendment Number Two              1996 Proxy Statement of Sola International Inc.,
                                                                              dated July 12, 1996, and incorporated herein by
                                                                              reference

10.19              Amended and Restated 1998 Sola International Inc.          Filed as Appendix A to the Fiscal 1998 Proxy
                   Stock Option Plan                                          Statement of Sola International Inc. dated June
                                                                              30, 1998 and incorporated herein by reference

10.20              Indenture by and between the Company and State             Filed as Exhibit 10.21 to the Annual Report on
                   Street Bank and Trust Company of California,               Form 10-K of the Company, dated March 31, 1998,
                   N.A., as Trustee, with respect to the 6 /7//8%             and incorporated herein by reference
                   Notes due 2008

10.21              Officers' Certificate Related to Senior Notes              Filed as Exhibit 99.1 to the Company's Quarterly
                                                                              Report on Form 10-Q for the period ending June
                                                                              30, 1998, and incorporated herein by reference

10.22              Form of Indemnification Agreement between the              Filed as Exhibit 10.24 to the Registration
                   executive officers and directors of the Company            Statement, as amended, on Form S-1 of the Company
                   and the Company                                            (File No. 33-87892) and incorporated herein by
                                                                              reference

10.23              Sola International Inc. Management Incentive Plan          Filed as Exhibit 10.25 to the Registration
                                                                              Statement, as amended, on Form S-1 of the Company
                                                                              (File No. 33-87892) and incorporated herein by
                                                                              reference

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

10.25              Trust Agreement entered into as of May 15, 1996            Filed as Exhibit 4.5 to the Registration
                   between Sola Optical USA, Inc. and Chase                   Statement on Form S-8 (File No. 333-4489) of the
                   Manhattan Bank, N.A.                                       Company, filed with the Commission on May 23,
                                                                              1996, and incorporated herein by reference
12.1               Statement regarding ratio of earnings to fixed
                   charges


                               INDEX OF EXHIBITS

Exhibit No.                          Description                                Page Number or Incorporation by Reference No.
-----------                          -----------                                ---------------------------------------------
16.1               Letter regarding change in certifying accountant           Filed as Exhibit 16 to the Form 8-K of the
                                                                              Company, dated November 10, 1999, and
                                                                              incorporated herein by reference
21.1               List of subsidiaries of the Company

23.1               Consent of PricewaterhouseCoopers LLP,
                   Independent Accountants

23.2               Consent of Ernst & Young LLP, Independent Auditors

27.1               Financial Data schedule

99.1               Factors Affecting Future Operating Results

________________________________

*Compensatory plan or management agreement