Form 10-Q
period 2000-06-30
SOLA INTERNATIONAL INC
filed 2000-08-07
CIK 912088

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

                 For the quarterly period ended June 30, 2000
                                      or
             ( ) TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No______
                                      ------

As of August 7, 2000, 24,170,916 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

===============================================================================

                             SOLA INTERNATIONAL INC.


                                Table of Contents
                      Form 10-Q for the Quarterly Period
                              Ended June 30, 2000

PART I         FINANCIAL INFORMATION                                                                 PAGE
------         ---------------------                                                                 ----
Item 1.        Financial Statements

                  Unaudited Consolidated Condensed Balance Sheet as of June 30, 2000                   3

                  Consolidated Condensed Balance Sheet as of March 31, 2000
                  (derived from audited financial statements)                                          3

                  Unaudited Consolidated Condensed Statements of Income for the three
                  month periods ended June 30, 2000 and June 30, 1999                                  4

                  Unaudited Consolidated Condensed Statements of Cash Flows for the three
                  month periods ended June 30, 2000 and June 30, 1999                                  5

                  Notes to Consolidated Condensed Financial Statements                                 6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                             10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                             14

PART II        OTHER INFORMATION
-------        -----------------

Item 1.        Legal Proceedings                                                                      15

Item 2.        Changes in Securities and Use of Proceeds                                              15

Item 3.        Defaults upon Senior Securities                                                        15

Item 4.        Submission of Matters to a Vote of Security Holders                                    15

Item 5.        Other Information                                                                      15

Item 6.        Exhibits and Reports on Form 8-K                                                       15

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

                            SOLA INTERNATIONAL INC.

                     Consolidated Condensed Balance Sheets
                     (in thousands, except per share data)

                                                                                                              March 31, 2000
                                                                                                               (derived from
                                                                                           June 30, 2000     audited financial
                                                                                            (unaudited)         statements)
ASSETS                                                                                      -----------         -----------
Current assets:
   Cash and cash equivalents ..........................................................      $  20,765         $  18,852
   Trade accounts receivable, less allowance for doubtful accounts of $8,603 and
     $8,873 at June 30, 2000 and March 31, 1999, respectively .........................        126,568           120,882
   Inventories ........................................................................        181,005           172,888
   Other current assets ...............................................................         34,837            35,725
                                                                                             ---------         ---------
     Total current assets .............................................................        363,175           348,347
Property, plant and equipment, at cost, less accumulated depreciation
     and amortization .................................................................        153,298           152,979
Goodwill and other intangibles, net ...................................................        195,332           195,465
Other long-term assets ................................................................         22,150            18,242
                                                                                             ---------         ---------
     Total assets .....................................................................      $ 733,955         $ 715,033
                                                                                             =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks .............................................................      $  18,198         $  18,741
   Current portion of long-term debt ..................................................          9,266             4,676
   Accounts payable ...................................................................         59,439            60,151
   Accrued liabilities ................................................................         44,341            43,326
   Accrued payroll and related compensation ...........................................         29,393            28,303
   Other current liabilities ..........................................................          2,252             2,304
                                                                                             ---------         ---------
     Total current liabilities ........................................................        162,889           157,501
Long-term debt, less current portion ..................................................          1,665             4,362
Bank debt, less current portion .......................................................        123,300           105,200
Senior notes ..........................................................................         94,703            99,672
Other long-term liabilities ...........................................................         20,564            20,496
                                                                                             ---------         ---------
     Total liabilities ................................................................        403,121           387,231
                                                                                             ---------         ---------

Commitments and Contingencies
Shareholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued ...........             --                --
Common stock, $0.01 par value; 50,000 shares authorized; 24,937 shares issued .........            249               249
Additional paid-in capital ............................................................        281,467           281,467
Equity participation loans ............................................................             --               (10)
Retained earnings .....................................................................         73,672            71,319
Cumulative other comprehensive loss ...................................................        (23,113)          (25,223)
Common stock in treasury, at cost - 274 shares at June 30, 2000 .......................         (1,441)               --
                                                                                             ---------         ---------
     Total shareholders' equity .......................................................        330,834           327,802
                                                                                             ---------         ---------
     Total liabilities and shareholders' equity .......................................      $ 733,955         $ 715,033
                                                                                             =========         =========

  The accompanying notes are an integral part of these condensed financial statements

                            SOLA INTERNATIONAL INC.

             Unaudited Consolidated Condensed Statements of Income
                     (in thousands, except per share data)

                                                                        Three Months     Three Months
                                                                            Ended            Ended
                                                                        June 30, 2000    June 30, 1999
                                                                        -------------    -------------
Net sales .......................................................           $ 140,835        $ 133,577
Cost of sales ...................................................              82,003           74,081
                                                                            ---------        ---------
   Gross profit .................................................              58,832           59,496
                                                                            ---------        ---------
Research and development expenses ...............................               4,029            5,209
Selling and marketing expenses ..................................              25,406           25,364
General and administrative expenses .............................              15,733           14,683
Special charges .................................................               6,832            1,500
                                                                            ---------        ---------
   Operating expenses ...........................................              52,000           46,756
                                                                            ---------        ---------
      Operating income ..........................................               6,832           12,740
Interest expense, net ...........................................              (5,492)          (4,453)
                                                                            ---------        ---------
   Income before provision for income taxes,
       minority interest and extraordinary item .................               1,340            8,287
Provision for income taxes ......................................                (455)          (2,652)
Minority interest ...............................................                  (3)             283
                                                                            ---------        ---------
   Income before extraordinary income ...........................                 882            5,918

Extraordinary item, net of tax ..................................               1,471             --
                                                                            ---------        ---------
    Net income ..................................................           $   2,353        $   5,918
                                                                            =========        =========

Earnings per share - basic
     Earnings per share  before extraordinary item...............           $    0.03        $    0.24
     Extraordinary item .........................................                0.06             --
                                                                            ---------        ---------
     Earnings per share - basic .................................           $    0.09        $    0.24
                                                                            =========        =========

Weighted average common shares outstanding ......................              24,840           24,868

Earnings per share - diluted:

     Earnings per share before extraordinary item................           $    0.03        $    0.24
     Extraordinary item .........................................                0.06             --
                                                                            ---------        ---------
     Earnings per share - diluted ...............................           $    0.09        $    0.24
                                                                            =========        =========

Weighted average common and dilutive securities
   outstanding ..................................................              24,856           25,107

    The accompanying notes are an integral part of these condensed financial statements

                             SOLA INTERNATIONAL INC.

           Unaudited Consolidated Condensed Statements of Cash Flows
                                (in thousands)

                                                                         Three Months    Three Months
                                                                            Ended            Ended
                                                                         June 30, 2000   June 30, 1999
                                                                         -------------   -------------
Net cash provided by (used in) operating activities                           $ (3,000)       $  7,646
                                                                              --------        --------

Cash flows from investing activities:
   Purchase of business ............................................            (2,480)           --
   Investments in trade investments and joint ventures .............              (751)           --
   Capital expenditures ............................................            (3,794)         (5,195)
   Other investing activities ......................................               (48)            289
                                                                              --------        --------

Net cash used in investing activities ..............................            (7,073)         (4,906)
                                                                              --------        --------

Cash flows from financing activities:
   Payments on equity participation loans/exercise of stock
      options ......................................................                10              42
   Net receipts/payments under notes payable to banks ..............              (341)            798
   Borrowings on long-term debt ....................................             3,593             343
   Payments on long-term debt ......................................            (2,827)         (1,629)
   Proceeds from bank debt .........................................            18,100           4,000
   Purchase of treasury stock ......................................            (1,441)           --
   Repurchase of senior notes ......................................            (4,984)           --
                                                                              --------        --------

Net cash provided by financing activities ..........................            12,110           3,554
                                                                              --------        --------

Effect of exchange rate changes on cash and cash equivalents .......              (124)           (299)
                                                                              --------        --------

Net increase in cash and cash equivalents ..........................             1,913           5,995

Cash and cash equivalents at beginning of period ...................            18,852          21,578
                                                                              --------        --------

Cash and cash equivalents at end of period .........................          $ 20,765        $ 27,573
                                                                              ========        ========

   The accompanying notes are an integral part of these condensed financial statements

                             SOLA INTERNATIONAL INC.

             Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

1.   Basis of Presentation

     The accompanying consolidated condensed financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated condensed balance sheet as of March 31, 2000 was derived from audited financial statements. The accompanying consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the third quarter of fiscal year 2001. The Company believes there will be no material impact resulting from the application of SAB 101.

     In March 2000, the FASB issued Interpretation No. 44, (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB
25. This Interpretation clarified (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000 but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company believes that FIN 44 will not have a material effect on the financial position or results of operation of the Company.

2.   Inventories

                                    June 30, 2000      March 31, 2000
                                   (in thousands)      (in thousands)
                                    -------------      --------------
     Raw Materials                    $ 16,773            $ 15,427
     Work In Progress                    8,994               7,273
     Finished Goods                    109,412             105,274
     Molds                              45,826              44,914
                                      --------            --------
                                      $181,005            $172,888
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

4.   Comprehensive Income

     The components of comprehensive income, net of related tax, are as follows (in thousands):

                                        Three Months Ended   Three Months Ended
                                           June 30, 2000         June 30, 1999
                                           -------------         -------------
Net income                                   $2,353                 $5,918
Foreign currency translation adjustments      2,110                    566
                                             ------                 ------
Comprehensive income                         $4,463                 $6,484
                                             ======                 ======

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2000 and 1999 (in thousands except per share data):

                                                              Three Months Ended     Three Months Ended
                                                                June 30, 2000           June 30, 1999
                                                                -------------           -------------
Numerator:
Income before extraordinary item ........................          $   882                 $ 5,918
Extraordinary item, net of tax ..........................            1,471                      --
                                                                   -------                 -------
   Net income ...........................................          $ 2,353                 $ 5,918
                                                                   =======                 =======

Denominator:
   Denominator for basic earnings per share -
   Weighted average common shares outstanding ...........           24,840                  24,868

   Effect of dilutive securities:
     Employee stock options .............................               16                     239
                                                                   -------                 -------
   Denominator for diluted earnings per share -
   Weighted average common shares and dilutive
       securities outstanding ...........................           24,856                  25,107

Basic earnings per share:
Income before extraordinary item ........................          $  0.03                $   0.24
Extraordinary item, net of tax ..........................             0.06                      --
                                                                   -------                --------
   Net income ...........................................          $  0.09                $   0.24
                                                                   =======                ========

Diluted earnings per share:
Income before extraordinary item ........................          $  0.03                $   0.24
Extraordinary item, net of tax ..........................             0.06                      --
                                                                   -------                --------
   Net income ...........................................          $  0.09                $   0.24
                                                                   =======                ========


     Options to purchase 1.9 million shares of common stock at a range of $6.25 to $41.44 per share and 0.8 million shares of common stock at a range of $16.50 to $41.44 per share were outstanding as of June 30, 2000 and June 30, 1999, respectively, but were not included in the computation of the diluted earnings per share for the three months ended 2000 and 1999 respectively, because the options' exercise price was greater than the average market price of the common shares.

6.   Special Charges

     During the three months ended June 30, 2000 the Company recorded pretax special charges of $6.8 million. The Company incurred $6.1 million associated with work-force reductions in North America, Europe and Australia (219 employees). During the quarter ended June 30, 2000 the Company paid $2.6 million related to work-force reductions implemented in the fourth quarter of fiscal 2000 and first quarter of fiscal 2001 (as of June 30, 2000 the Company had $9.8 million remaining in accrued current liabilities). Additionally, the Company incurred $0.7 million related to product cost inefficiencies associated with the transfer of high volume production to low cost manufacturing locations which commenced in the fourth quarter fiscal 2000. The Company anticipates additional special charges during fiscal 2001, primarily over the next two quarters and principally related to work-force reductions and the transfer of high volume production to low cost manufacturing locations.

     The special charges during the three months ended June 30, 1999 comprise costs associated with the consolidation of the Sola and American Optical manufacturing facilities in Mexico.

7.   Extraordinary Item

     During the three months ended June 30, 2000 the Company purchased $5.0 million of its 6 7/8% Senior Notes due 2008. As a result, the Company recorded an extraordinary gain of $1.5 million, net of tax of $0.9 million, resulting from the difference between the carrying value of the notes and the purchase price. The purchase was funded by the Company's credit facility and resulted in a decline in net borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated condensed financial statements and notes thereto included elsewhere herein.

Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999

Net Sales

     Net sales totaled $140.8 million in the three months ended June 30, 2000, reflecting an increase of 5.4% over net sales of $133.6 million for the same period in the prior year. Using constant exchange rates, the percentage increase was 9.4%. The increase in net sales is primarily attributable to the European and Rest of World regions offset in part by a decrease in net sales in the North American region. Higher priced products accounted for approximately 68% of net sales in the three months ended June 30, 2000, comparable to the prior year. Progressive lens net sales for the three months ended June 30, 2000 decreased 4.8% from the same period in the prior year, due primarily to product mix change in the North American region. Net sales performances by region were as follows:
Europe increased by 10.2%, Rest of World increased by 24.9%, and the North American region decreased by 4.5%,. Using constant exchange rates, the regional performances were as follows: Europe increased by 20.3%, Rest of World increased by 25.8%, and North America decreased by 4.4%.

Gross Profit and Gross Margin

     Gross profit totaled $58.8 million for the three months ended June 30, 2000, reflecting a decrease of 1.1% from gross profit of $59.5 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased from 44.5% for the three months ended June 30, 1999 to 41.8% for the three months ended June 30, 2000. The gross margin decrease was principally due to continued underabsorption of manufacturing overhead due to reduced production levels and product mix changes. The Company experiences price competition, which can be severe in certain markets, particularly for standard products.

Operating Expenses

     Operating expenses in the three months ended June 30, 2000 totaled $52.0 million compared to operating expenses of $46.8 million for the same period in the prior year. Included in operating expenses for the three months ended June 30, 2000 and 1999 are special charges of $6.8 million and $1.5 million respectively. If these charges were excluded from operating expenses, operating expenses would have been $45.2 million for the three months ended June 30, 2000 and $45.3 million for the same period in the prior year. Operating expenses, excluding the special charges, for the three months ended June 30, 2000 and 1999 as a percentage of net sales were 32.1% and 33.9%, respectively. Research and development expenses for the three months ended June 30, 2000 amounted to $4.0 million, compared to $5.2 million for the three months ended June 30, 1999, which represent 2.9% and 3.9% of net sales, respectively. Selling and marketing expenses for the three months ended June 30, 2000 and 1999 were comparable at $25.4 million for both periods, representing 18.0% and 19.0% of net sales, respectively. As a percentage of net sales, general and administrative expenses increased slightly to 11.2% for the three months ended June 30, 2000 compared to 11.0% for the three months ended June 30, 1999.

     During the three months ended June 30, 2000 the Company recorded pretax special charges of $6.8 million. The Company incurred $6.1 million associated with work-force reductions in

North America, Europe and Australia (219 employees). During the quarter ended June 30, 2000 the Company paid $2.6 million related to work-force reductions implemented in the fourth quarter of fiscal 2000 and first quarter of fiscal 2001 (as of June 30, 2000 the Company had $9.8 million remaining in accrued current liabilities). Additionally, the Company incurred $0.7 million related to product cost inefficiencies associated with the transfer of high volume production to low cost manufacturing locations which commenced in the fourth quarter fiscal 2000. The Company anticipates additional special charges during fiscal 2001, primarily over the next two quarters and principally related to work-force reductions and the transfer of high volume production to low cost manufacturing locations.

     The special charges during the three months ended June 30, 1999 comprise costs associated with the consolidation of the Sola and American Optical manufacturing facilities in Mexico.

Operating Income

     Operating income for the three months ended June 30, 2000 totaled $6.8 million, a decrease of $5.9 million, or 46.4%, from operating income of $12.7 million for the three months ended June 30, 1999. Operating income excluding the special charges in the three months ended June 30. 2000 and 1999 would have been $13.7 million and $14.2 million, respectively, a decrease of $0.5 million, or 4.0%.

Net Interest Expense

     Net interest expense totaled $5.5 million for the three months ended June 30, 2000 compared to $4.5 million for the three months ended June 30, 1999, an increase of $1.0 million. The increase in interest expense is due primarily to increased borrowing rates and increased borrowing levels.

Provision for Income Taxes

     The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 2001 year of 34%. For the three months ended June 30, 1999, the Company recorded an effective income tax rate of 32%, and for the full fiscal 2000 year the Company reported an effective tax rate of 83.9%. If the special charges reported in fiscal 2000 are excluded from income before provision for income taxes, and the tax benefit associated with the special charges are excluded from the provision for income taxes, the resulting effective combined state, federal and foreign tax rate for fiscal 2000 would have been 31.2%. The Company has deferred tax assets on its balance sheet as of June 30, 2000 amounting to approximately $15.2 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Extraordinary Item

     During the three months ended June 30, 2000 the Company purchased $5.0 million of its 6 7/8% Senior Notes due 2008. As a result, the Company recorded an extraordinary gain of $1.5 million, net of tax of $0.9 million resulting from the difference between the carrying value of the notes and the purchase price. The purchase was funded by the Company's credit facility and resulted in a decline in net borrowings.

Net Income

     Net income for the three months ended June 30, 2000 totaled $2.4 million compared to net income of $5.9 million for the same period in the prior year. If the special charges, extraordinary item and associated taxes were excluded from the three months ended June 30, 2000 and 1999 net income would have been $5.4 million and $7.0 million, respectively, a decrease of $1.6 million.

Liquidity and Capital Resources

     Net cash used by operating activities for the three months ended June 30, 2000 amounted to $3.0 million, a decrease of $10.6 million over the funds provided by operating activities of $7.6 million for the three months ended June 30, 1999. The change from prior year is due primarily to an increase in working capital and the reduction in net income.

     During the three months ended June 30, 2000, inventories as a percentage of annualized net sales were 32.1% compared to 32.9% for the three months ended June 30, 1999. The Company is attempting to reduce inventory levels by transferring high volume production to low cost manufacturing locations, consolidating certain manufacturing expertise into fewer production facilities, reducing the number of distribution centers and implementing worldwide product standardization. Accounts receivable as a percentage of annualized net sales for the three months ended June 30, 2000 was 22.5% compared to 22.1% for the same period a year ago.

     Cash flows from investing activities in the three months ended June 30, 2000 amounted to an outflow of $7.0 million. Of this amount, $3.8 million represented capital expenditures, $2.5 million was for investment in acquisitions and $0.8 million related to investment in a joint venture in India and other trade investments. The $2.5 million spent on acquisitions represents the purchase of the remaining 65% ownership interest in a wholesale laboratory group located in Australia and New Zealand. Cash flows from investing activities in the three months ended June 30, 1999 amounted to an outflow of $4.9 million, reflecting capital expenditures of $5.2 million, partially offset by proceeds from the sale of fixed assets of $0.3 million. Management anticipates capital expenditures of approximately $25 million to $30 million annually over the next several years, of which approximately $5 million annually is viewed as discretionary.

     Net cash provided by financing activities in the three months ended June 30, 2000 and 1999 amounted to $12.1 million and $3.6 million respectively, primarily borrowings under the Company's bank credit agreement. During the three months ended June 30, 2000 the Company purchased $5.0 million of its 6 7/8% Senior Notes due 2008. The purchase was funded by the Company's credit facility and resulted in a decline in net borrowings.

     In addition to the Company's borrowings under its multicurrency Bank Credit Agreement ($123.3 million borrowed as of June 30, 2000 under a $300 million facility) and the Company's outstanding 6 7/8% Senior Notes, its foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of June 30, 2000 the total borrowing capacity available to the Company's foreign subsidiaries under such local facilities was approximately $34.2 million, of which $18.2 million had been utilized.

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

Impact of Recently Issued Accounting Standards

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the third quarter of fiscal year 2001. The Company believes there will be no material impact resulting from the application of SAB 101.

     In March 2000, the FASB issued Interpretation No. 44, (FIN 44), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB
25. This Interpretation clarified (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000 but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company believes that FIN 44 will not have a material effect on the financial position or results of operation of the Company.

Currency Exchange Rates

     As a result of the Company's worldwide operations, currency exchange rate fluctuations tend to affect the Company's results of operations and financial position. The two principal effects of currency exchange rates on the Company's results of operations and financial position are (i) translation adjustments for subsidiaries where the local currency is the functional currency and (ii) translation adjustments for subsidiaries in hyper-inflationary countries. Translation adjustments for functional local currencies have been made to shareholders' equity. For the three months ended June 30, 2000 and 1999 such translation adjustments were approximately $2.1 million and $0.6 million, respectively.

     For translation adjustments of the Company's subsidiaries operating in hyper-inflationary countries the functional currency is determined to be the U.S. dollar, and therefore all translation adjustments are reflected in the Company's Statements of Operations. In hyper-inflationary environments, the Company generally protects margins by methods which include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible.

     Because a majority of the Company's debt is U.S. dollar denominated, the Company may hedge against certain currency fluctuations by entering into currency swaps (however certain currencies, such as the Brazilian Real, cannot be hedged economically), although no such swaps had been entered into as of June 30, 2000. As of June 30, 2000 certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments in amounts other than their home currency. The carrying amount of the forward contracts approximates fair value, which has been estimated based on current exchange rates.

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

Information Relating to Forward-Looking Statements

     This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding among other items, (i) the impact of inflation, (ii) future income tax rates and capital expenditures, (iii) future special charges, and
(iv) the costs and other consequences related to conversion to the Euro. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of "Factors Affecting Future Operating Results" included in Exhibit 99.1 of the Company's Form 10-K for the fiscal year ended March 31, 2000, and the factors described in "Business-Environmental Matters", also included in the Company's Form 10-K for the fiscal year ended March 31, 2000.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in its Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

PART II       OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities and Use of Proceeds

          Not applicable

Item 3.   Defaults upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

      Exhibit Number               Description                 Page Number
      --------------               -----------                 -----------
            27                Financial Data Schedule               18


          (b)  Reports on Form 8-K

               Not applicable

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Sola International Inc.
                                             (Registrant)

Dated:  August 7, 2000                       By: /s/ Steven M. Neil
      -----------------                          --------------------------
                                                 Steven M. Neil
                                                 Executive Vice President, Chief
                                                 Financial Officer, Secretary
                                                 and Treasurer

                                  Exhibit Index

        Exhibit No.                Description                     Page
        -----------                -----------                     ----

           27              Financial Data Schedule                  18