Form 10-Q
period 2000-09-30
SOLA INTERNATIONAL INC
filed 2000-11-14
CIK 912088

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

               For the quarterly period ended September 30, 2000
                                      or
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

             1290 OAKMEAD PARKWAY, SUITE 230, SUNNYVALE, CA 94085
                   (Address of principal executive offices)
                                  (zip code)


                                (408) 735-1982
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days. Yes  X       NO ___
                                                        ---

     As of November 13, 2000, 23,693,416 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================

                            SOLA INTERNATIONAL INC.


                               Table of Contents
                      Form 10-Q for the Quarterly Period
                           Ended September 30, 2000


PART I      FINANCIAL INFORMATION                                                                     PAGE
------      ---------------------                                                                     ----
Item 1.     Financial Statements

               Unaudited Consolidated Condensed Balance Sheet as of September 30, 2000                  3
               Consolidated Condensed Balance Sheet as of March 31, 2000 (derived from audited
               financial statements)                                                                    3

               Unaudited Consolidated Condensed Statements of Income for the three and six
               month periods ended September 30, 2000 and September 30, 1999                            4

               Unaudited Consolidated Condensed Statements of Cash Flows for the six month
               periods ended September 30, 2000 and September 30, 1999                                  5

               Notes to Consolidated Condensed Financial Statements                                     6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                                 10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                 16

PART II     OTHER INFORMATION
-------     -----------------
Item 1.     Legal Proceedings                                                                          17

Item 2.     Changes in Securities and Use of Proceeds                                                  17

Item 3.     Defaults upon Senior Securities                                                            17

Item 4.     Submission of Matters to a Vote of Security Holders                                        17

Item 5.     Other Information                                                                          17

Item 6.     Exhibits and Reports on Form 8-K                                                           17

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

                            SOLA INTERNATIONAL INC.

                     Consolidated Condensed Balance Sheets
                     (in thousands, except per share data)

                                                                                            March 31, 2000
                                                                          September 30,     (derived from
                                                                               2000        audited financial
ASSETS                                                                     (unaudited)        statements)
                                                                           -----------        -----------
Current assets:
   Cash and cash equivalents.....................................            $ 23,395           $ 18,852
   Trade accounts receivable, less allowance for doubtful
    accounts of $8,037 and $8,873 at September 30, 2000 and
    March 31, 2000, respectively.................................             121,153            120,882
   Inventories...................................................             185,224            172,888
   Other current assets..........................................              29,436             35,725
                                                                             --------           --------
       Total current assets......................................             359,208            348,347
Property, plant and equipment, at cost, less accumulated
       depreciation and amortization.............................             149,190            152,979
Goodwill and other intangibles, net..............................             196,188            195,465
Other long-term assets...........................................              17,205             18,242
                                                                             --------           --------
       Total assets..............................................            $721,791           $715,033
                                                                             ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks........................................            $  7,212           $ 18,741
   Current portion of long-term debt.............................               7,057              4,676
   Accounts payable..............................................              65,979             60,151
   Accrued liabilities...........................................              39,023             43,326
   Accrued payroll and related compensation......................              26,644             28,303
   Bank debt.....................................................             142,100                 --
   Other current liabilities.....................................               1,962              2,304
                                                                             --------           --------
       Total current liabilities.................................             289,977            157,501
Long-term debt, less current portion.............................               1,278              4,362
Bank debt, less current portion..................................                  --            105,200
Senior notes.....................................................              94,712             99,672
Other long-term liabilities......................................              23,691             20,496
                                                                             --------           --------
       Total liabilities.........................................             409,658            387,231
                                                                             --------           --------

Commitments and Contingencies
Shareholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
        no shares issued.  ......................................                  --                 --

Common stock, $0.01 par value; 50,000 shares authorized;
        24,937 shares issued.....................................                 249                249

Additional paid-in capital.......................................             281,491            281,467
Equity participation loans.......................................                  --                (10)
Retained earnings................................................              74,906             71,319
Cumulative other comprehensive loss..............................             (36,347)           (25,223)
Common stock in treasury, at cost - 1,245 shares at
        September 30, 2000.......................................              (8,166)                --
                                                                             --------           --------
       Total shareholders' equity................................             312,133            327,802
                                                                             --------           --------
       Total liabilities and shareholders' equity................            $721,791           $715,033
                                                                             ========           ========

  The accompanying notes are an integral part of these consolidated condensed financial statements

                            SOLA INTERNATIONAL INC.

             Unaudited Consolidated Condensed Statements of Income
                     (in thousands, except per share data)

                                                                  Three Months Ended                  Six Months Ended
                                                                     September 30,                      September 30,
                                                                2000              1999            2000             1999
                                                                ----              ----            ----             ----
Net sales..............................................       $133,704          $141,071        $274,539         $274,648
Cost of sales..........................................         77,870            77,613         159,873          151,694
                                                              --------          --------        --------         --------
   Gross profit........................................         55,834            63,458         114,666          122,954
                                                              --------          --------        --------         --------
Research and development expenses......................          3,871             5,146           7,900           10,355
Selling and marketing expenses.........................         24,078            25,696          49,484           51,060
General and administrative expenses....................         12,941            14,851          28,674           29,534
Special charges........................................          7,159             2,863          13,991            4,363
                                                              --------          --------        --------         --------
   Operating expenses..................................         48,049            48,556         100,049           95,312
                                                              --------          --------        --------         --------
       Operating income................................          7,785            14,902          14,617           27,642
Interest expense, net..................................          5,916             4,496          11,408            8,949
                                                              --------          --------        --------         --------
   Income before provision for income
      taxes, minority interest and extraordinary
      item.............................................          1,869            10,406           3,209           18,693
Provision for income taxes.............................           (625)           (3,330)         (1,080)          (5,982)
Minority interest......................................            (10)              165             (13)             448
                                                              --------          --------        --------         --------
     Income before extraordinary item..................          1,234             7,241           2,116           13,159
Extraordinary item, net of tax.........................             --                --           1,471               --
                                                              --------          --------        --------         --------
   Net income..........................................       $  1,234          $  7,241        $  3,587         $ 13,159
                                                              ========          ========        ========         ========

Earnings per share - basic
      Earnings per share before extraordinary item.....       $   0.05          $   0.29        $   0.09         $   0.53
      Extraordinary item...............................             --                --            0.06               --
                                                              --------          --------        --------         --------
      Earnings per share - basic.......................       $   0.05          $   0.29        $   0.15         $   0.53
                                                              ========          ========        ========         ========

Weighted average common shares outstanding.............         23,966            24,868          24,403           24,868
                                                              ========          ========        ========         ========

Earnings  per share - diluted:
     Earnings per share before extraordinary item......       $   0.05          $   0.29        $   0.09         $   0.52
     Extraordinary item................................             --                --            0.06               --
                                                              --------          --------        --------         --------
     Earnings per share - diluted......................       $   0.05          $   0.29        $   0.15         $   0.52
                                                              ========          ========        ========         ========

Weighted average common and dilutive securities
  outstanding..........................................         24,084            25,158          24,452           25,133
                                                              ========          ========        ========         ========

  The accompanying notes are an integral part of these consolidated condensed financial statements

                            SOLA INTERNATIONAL INC.

           Unaudited Consolidated Condensed Statements of Cash Flows
                                (in thousands)

                                                          Six Months Ended      Six Months Ended
                                                            September 30,         September 30,
                                                            -------------         -------------
                                                                2000                   1999
                                                                ----                   ----
Net cash provided by operating activities..............        $  7,896              $ 13,737
                                                               --------              --------
Cash flows from investing activities:
 Purchase of business..................................          (2,480)                   --
    Investments in trade investments and joint
   ventures............................................          (1,313)               (2,188)
 Capital expenditures..................................          (9,054)               (9,434)
 Other investing activities............................              32                   335
                                                               --------              --------
Net cash used in investing activities..................         (12,815)              (11,287)
                                                               --------              --------
Cash flows from financing activities:
 Payments on equity participation loans/exercise
  of stock options.....................................              34                    82

 Net receipts/(payments) under notes payable to
   banks...............................................         (11,666)                3,819
 Borrowings on long-term debt..........................           1,078                 1,446
 Payments on long-term debt............................          (2,945)               (5,344)
 Proceeds/(payments) under bank debt...................          36,900                (1,500)
    Purchase of treasury stock.........................          (8,166)                   --
 Repurchase of senior notes............................          (4,984)                   --
                                                               --------              --------
Net cash provided by (used in) financing activities....          10,251                (1,497)
                                                               --------              --------
Effect of exchange rate changes on cash and cash
 equivalents...........................................            (789)                  225
                                                               --------              --------
Net increase in cash and cash equivalents..............           4,543                 1,178
Cash and cash equivalents at beginning of period.......          18,852                21,578
                                                               --------              --------
Cash and cash equivalents at end of period.............        $ 23,395              $ 22,756
                                                               ========              ========

  The accompanying notes are an integral part of these consolidated condensed financial statements

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 were effective as of the first quarter of fiscal year 2001. The Company believes there is no material impact resulting from the application of SAB 101.



2.   Inventories


                                    September 30, 2000      March 31, 2000
                                      (in thousands)        (in thousands)
                                      --------------        --------------
     Raw Materials                       $ 17,358             $ 15,427
     Work In Progress                       5,770                7,273
     Finished Goods                       115,600              105,274
     Molds                                 46,496               44,914
                                         --------             --------
                                         $185,224             $172,888
                                         ========             ========

     Molds comprise mainly finished goods for use by manufacturing affiliates in the manufacture of spectacle lenses.

3.   Bank Credit Agreement

     The Company's Multicurrency Credit Agreement ("Agreement") contains a number of covenants including compliance with certain financial tests and maintenance of certain financial ratios. At September 30, 2000 the Company did not meet the Leverage Ratio covenant of the Agreement. Subsequent to September 30, 2000 a one-time waiver was obtained for this covenant. Management has prepared projections that indicate that the Company may not be in compliance with this covenant as of December 31, 2000. As a result, the Company has classified the $142.1 million outstanding under the Agreement as a current liability for the period ended September 30, 2000. The terms of the waiver require the Company to (i) maintain a minimum twelve month earnings before interest, taxes, depreciation and amortisation of $62 million for the period ending December 31, 2000 (ii) temporarily limit the facility to $200 million
(iii) pay certain fees. The Company's Senior Notes contain a "cross default" provision which may be triggered by non-compliance of the above covenant. Management is currently in the process of negotiating a new credit facility and believes such refinancing will be completed by January 31, 2001.


4.   Contingencies

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

5.   Comprehensive Income

     The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                             Three Months                     Six Months
                                                          Ended September 30,              Ended September 30,
                                                         2000            1999             2000             1999
                                                         ----            ----             ----             ----
Net income                                             $  1,234         $ 7,241         $  3,587         $13,159
Foreign currency translation adjustments                (13,234)          4,045          (11,124)          4,611
                                                       --------         -------         --------         -------
Comprehensive income (loss)                            $(12,000)        $11,286         $ (7,537)        $17,770
                                                       ========         =======         ========         =======

6.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2000 and 1999 (in thousands except per share data):

                                                        Three
                                                        Months       Three Months     Six Months         Six Months
                                                        Ended           Ended            Ended             Ended
                                                      September     September 30,     September 30,    September 30,
                                                       30, 2000         1999              2000             1999
                                                       --------         ----              ----             ----
Numerator:
Income before extraordinary item...................     $ 1,234         $ 7,241          $ 2,116          $13,159
Extraordinary item, net of tax.....................          --              --            1,471               --
                                                        -------         -------          -------          -------
 Net income........................................     $ 1,234         $ 7,241          $ 3,587          $13,159
                                                        =======         =======          =======          =======
Denominator:
 Denominator for basic earnings per share -
 Weighted average common shares
    outstanding....................................      23,966          24,868           24,403           24,868

 Effect of dilutive securities:
   Employee stock options..........................         118             290               49              265
                                                        -------         -------          -------          -------
 Denominator for diluted earnings per share -
 Weighted average common shares and
       dilutive securities outstanding.............      24,084          25,158           24,452           25,133
                                                        =======         =======          =======          =======
Basic earnings per share:
Income before extraordinary item...................     $  0.05         $  0.29          $  0.09          $  0.53
Extraordinary item, net of tax.....................          --              --             0.06               --
                                                        -------         -------          -------          -------
 Net income........................................     $  0.05         $  0.29          $  0.15          $  0.53
                                                        =======         =======          =======          =======

Diluted earnings per share:
Income before extraordinary item...................     $  0.05         $  0.29          $  0.09          $  0.52
Extraordinary item, net of tax.....................          --              --             0.06               --
                                                        -------         -------          -------          -------
 Net income........................................     $  0.05         $  0.29          $  0.15          $  0.52
                                                        =======         =======          =======          =======

     Options to purchase 2.5 million shares of common stock at a range of $7.87 to $41.44 per share and 1.4 million shares of common stock at a range of $16.87 to $25.25 per share were outstanding as of September 30, 2000 and September 30, 1999, respectively, but were not included in the computation of the diluted earnings per share for the three and six months ended September 2000 and 1999 respectively, because the options' exercise price was greater than the average market price of the common shares.

7.   Special Charges

     During the three and six months ended September 30, 2000 the Company recorded pretax special charges of $7.2 million and $13.9 million, respectively. The pre-tax special charges are comprised of the following:

                                                                      Three Months Ended       Six Months Ended
(in thousands)                                                        September 30,2000        September 30,2000
                                                                      -----------------        -----------------
Charges associated with work-force reductions                               $1,161                  $ 7,248
Inventory write-down associated with product standardization                 2,181                    2,181
Charges associated with facility closures and product transfers              3,817                    4,562
                                                                            ------                  -------
Total                                                                       $7,159                  $13,991
                                                                            ======                  =======

     During the three months ended September 30, 2000 the Company recorded pretax special charges of $7.2 million. The Company incurred $1.1 million associated with workforce reductions in North

America, Europe and Australia (91 employees). During the three months ended September 30, 2000 the Company paid $3.8 million related to workforce reductions implemented in the fourth quarter of fiscal 2000 and first six months of fiscal 2001 (as of September 30, 2000 the Company had $7.2 million remaining in accrued current liabilities). The special charge includes $2.2 million related to the write-down of inventories identified as excess as a result of the Company's efforts to globally standardize product specifications. The Company commenced this identification of inventories in the fourth quarter of fiscal 2000. Additionally, the Company continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities that commenced in the fourth quarter of fiscal 2000. As a result, charges of $1.0 million were incurred related to production cost inefficiencies and $2.8 million related to redundant equipment write-down and facility closure costs (as of September 30, 2000 the company had $1.0 million related to facility closure costs remaining in accrued current liabilities).

     During the six months ended September 30, 2000 the Company recorded pretax special charges of $13.9 million. The Company incurred $7.2 million associated with workforce reductions in North America, Europe and Australia (310 employees). During the six months ended September 30, 2000 the Company paid $6.4 million related to workforce reductions implemented in the fourth quarter of fiscal 2000 and first six months of fiscal 2001. The special charge includes $2.2 million related to the write-down of inventories identified as excess as a result of the Company's efforts to globally standardize product specifications. The Company commenced this identification of inventories in the fourth quarter of fiscal 2000. Additionally, the Company continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities that commenced in the fourth quarter of fiscal 2000. As a result, charges of $1.7 million were incurred related to production cost inefficiencies and $2.8 million related to redundant equipment write-down and facility closure costs. The Company anticipates additional special charges during fiscal 2001, primarily over the next quarter and principally related to workforce reductions, the transfer of high-volume production to low-cost manufacturing locations and global product standardization efforts.


     The special charges during the six months ended September 30, 1999 comprise costs associated with the consolidation of the Sola and American Optical manufacturing facilities in Mexico, work force reductions and the erosion of the Brazilian Real.

8.   Extraordinary Item

     During the six months ended September 30, 2000 the Company purchased $5.0 million of its 6 7/8% Senior Notes due 2008. As a result, the Company recorded an extraordinary gain of $1.5 million, net of tax of $0.9 million, resulting from the difference between the carrying value of the notes and the purchase price. The purchase was funded by the Company's credit facility and resulted in a decline in net borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview


     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated condensed financial statements and notes thereto included elsewhere herein.

Results of Operations


Three months ended September 30, 2000 compared to three months ended September 30, 1999

Net Sales


     Net sales totaled $133.7 million in the three months ended September 30, 2000, reflecting a decrease of 5.2% over net sales of $141.1 million for the same period in the prior year. Using constant exchange rates, the percentage decrease was 0.3%. The decrease in net sales is primarily attributable to the North American and European regions offset in part by an increase in the Rest of World region. Higher priced products accounted for approximately 67% of net sales for the three months ended September 30, 2000 compared to 70% for the same period in the prior year. Progressive lens net sales for the three months ended September 30, 2000 decreased 13.6% from the same period in the prior year, due primarily to product mix changes in the North American region. Using constant exchange rates the regional performances were as follows: North America decreased by 13.1%, Europe increased by 9.5% and Rest of World increased by 16.3%.

Gross Profit and Gross Margin

     Gross profit totaled $55.8 million for the three months ended September 30, 2000, reflecting a decrease of 12.0% from gross profit of $63.5 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased from 45.0% for the three months ended September 30, 1999 to 41.8% for the three months ended September 30, 2000. The gross margin decrease was principally due to continued underabsoption of manufacturing overhead due to reduced production levels and product mix changes.
Additionally, the Company experiences price competition, which can be severe in certain markets, especially for standard products.

Operating Expenses

     Operating expenses in the three months ended September 30, 2000 totaled $48.0 million, a decrease of $0.5 million from the same period in the prior year. Included in operating expenses for the three months ended September 30, 2000 and 1999 were $7.1 million and $2.9 million, respectively, representing special charges. If these charges were excluded from operating expenses, operating expenses would have been $40.1 million and $45.7 million, respectively, representing a decrease over the three months ended September 30, 1999 of 10.5%. Operating expenses, excluding the special charges, for the three months ended September 30, 2000 and 1999 as a percentage of net sales were 30.6% and 32.4%, respectively. Research and development expenses for the three months ended September 30, 2000 decreased $1.3 million to $3.9 million, compared to $5.2 million for the three months ended September 30, 1999, which represents 2.9% and 3.6% of net sales for the three months ended September 30, 2000 and 1999, respectively. Selling and marketing expenses for the three months ended September 30, 2000 decreased by $1.6 million to $
24.1 million, compared to $25.7 million for the three months ended September 30, 1999 which represents 18.0% and 18.2%, of net sales for the three months ended September 30, 2000, and 1999, respectively. General and administrative expenses for the three months ended September 30, 2000 were $12.9 million compared to $14.8 million for the same period in the prior year, a decrease of $1.9 million. As a percentage of net sales general and administrative expenses decreased to 9.7% from 10.5% in the prior year.

     During the three months ended September 30, 2000 the Company recorded pretax special charges of $7.2 million. The Company incurred $1.1 million associated with workforce reductions in North America, Europe and Australia (91 employees). During the three months ended September 30, 2000 the Company paid $3.8 million related to workforce reductions implemented in the fourth quarter of fiscal 2000 and first six months of fiscal 2001 (as of September 30, 2000 the Company had $7.2 million remaining in accrued current liabilities). The special charge includes $2.2 million related to the write-down of inventories identified as excess as a result of the Company's efforts to globally standardize product specifications. The Company commenced this identification of inventories in the fourth quarter of fiscal 2000. Additionally, the Company continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities that commenced in the fourth quarter of fiscal 2000. As a result, charges of $1.0 million were incurred related to production cost inefficiencies and $2.8 million related to redundant equipment write-down and facility closure costs (as of September 30, 2000 the company had $1.0 million related to facility closure costs remaining in accrued current liabilities). The Company anticipates additional special charges during fiscal 2001, primarily over the next quarter and principally related to workforce reductions, the transfer of high-volume production to low-cost manufacturing locations and global product standardization efforts.

Operating Income

     Operating income, for the three months ended September 30, 2000 totaled $7.8 million, a decrease of $7.1 million, or 47.8%, from the three months ended September 30, 1999 of $14.9 million. Operating income excluding the special charges in the three months ended September 30, 2000 and 1999 would have been $14.9 million and $17.8 million, respectively, a decrease of $2.8 million, or 15.9%.

Net Interest Expense

     Net interest expense totaled $5.9 million for the three months ended September 30, 2000 compared to $4.5 million for the three months ended September 30, 1999, an increase of $1.4 million. The increase in interest expense is due to increased borrowing rates and increased borrowing levels.

Provision For Income Taxes

     The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 2001 year of 34%. For the three months ended September 30, 1999 the Company recorded an effective income tax rate of 32%, and for the full fiscal 2000 year the Company reported an effective tax rate of 83.9%. If the special charges reported in fiscal 2000 are excluded from income before provision for income taxes, and the tax benefit associated with the special charges is excluded from the provision for income taxes, the resulting effective combined state, federal and foreign tax rate for fiscal 2000 would have been 31.2%. The Company has deferred tax assets on its balance sheet as of September 30, 2000 amounting to approximately $14.8 million. The ultimate utilization of these deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Net Income

     Net income for the three months ended September 30, 2000 totaled $1.2 million compared to net income of $7.2 million for the same period in the prior year. If the special charges and associated taxes were excluded from the three months ended September 30, 2000 and 1999, net income would have been $6.0 million and $9.2 million, respectively, a decrease of $3.2 million.

Results of Operations

Six months ended September 30, 2000 compared to six months ended September 30, 1999

Net Sales

     Net sales totaled $274.5 million in the six months ended September 30, 2000, comparable to net sales of $274.6 million for the same period in the prior year. Using constant exchange rates, the net sales percentage increase was 4.4%. The increase in net sales is primarily attributable to the European and Rest of World regions offset in part by a decrease in net sales in the North American region. Progressive lens net sales for the six months ended September 30, 2000 decreased 8.8% from the same period in the prior year, due primarily to product mix change in the North American region. Higher priced products accounted for approximately 67% of net sales for the six months ended September 30, 2000 compared to 69% for the same period in the prior year. Net sales performances by region were as follows: Europe increased by 3.2%, Rest of World increased by 19.1%, and the North American region decreased by 9.0%. Using constant exchange rates, the regional performances were as follows: Europe increased by 14.7%, Rest of World increased by 21.2%, and North America decreased by 8.9%.

Gross Profit and Gross Margin

     Gross profit totaled $114.7 million for the six months ended September 30, 2000, reflecting a decrease of 6.7% from gross profit of $123.0 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased from 44.8% for the six months ended September 30, 1999 to 41.8% for the six months ended September 30, 2000. The gross margin decrease was principally due to continued underabsorption of manufacturing overhead due to reduced production levels and product mix changes. The Company experiences price competition, which can be severe in certain markets, particularly for standard products.

Operating Expenses

     Operating expenses in the six months ended September 30, 2000 totaled $100.0 million compared to operating expenses of $95.3 million for the same period in the prior year. Included in operating expenses for the six months ended September 30, 2000 and 1999 were special charges of $13.9 million and $4.4 million respectively. If these charges were excluded from operating expenses, operating expenses would have been $86.1 million for the six months ended September 30, 2000 and $90.9 million for the same period in the prior year, a decrease of $4.8 million. Operating expenses, excluding the special charges, for the six months ended September 30, 2000 and 1999 as a percentage of net sales were 31.3% and 33.1%, respectively. Research and development expenses for the six months ended September 30, 2000 decreased $2.5 million to $7.9 million, from $10.4 million for the six months ended September 30, 1999, which represent 2.9% and 3.8% of net sales for the six months ended September 30, 2000 and 1999, respectively. Selling and marketing expenses for the six months ended September 30, 2000 decreased $1.6 million to $49.5 million compared to $51.1 million for the same period in the prior year. Selling and marketing expenses represent 18.0% and 18.6% of net sales for the six months ended September 30, 2000 and 1999, respectively. General and administrative expenses were $28.7 million for the six months ended September 30, 2000 and $29.5 million for the same period in the prior year, a decrease of $0.8 million. As a percentage of net sales, general and administrative expenses decreased from 10.8% for the months ended September 30, 1999 to 10.4% for the six months ended September 30, 2000.

     During the six months ended September 30, 2000 the Company recorded pretax special charges of $13.9 million. The Company incurred $7.2 million associated with workforce reductions in North America, Europe and Australia (310 employees). During the six months ended September 30, 2000 the Company paid $6.4 million related to workforce reductions implemented in the fourth quarter of fiscal 2000 and first six months of fiscal 2001 (as of September 30, 2000 the Company had $7.2 million remaining in accrued current liabilities). The special charge includes $2.2 million related to the write-down of inventories identified as excess as a result of the Company's efforts to globally standardize product specifications. The Company commenced this identification of inventories in the fourth quarter of fiscal 2000. Additionally, the Company continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities that commenced in the fourth quarter of fiscal 2000. As a result, charges of $1.7 million were incurred related to production cost inefficiencies and $2.8 million related to redundant equipment write-down and facility closure costs (as of September 30, 2000 the company had $1.0 million related to facility closure costs remaining in accrued current liabilities). The Company anticipates additional special charges during fiscal 2001, primarily over the next quarter and principally related to workforce reductions, the transfer of high-volume production to low-cost manufacturing locations and global product standardization efforts. The special charges during the six months ended September 30, 1999 comprise costs associated with the consolidation of the Sola and American Optical manufacturing facilities in Mexico, work force reductions and the erosion of the Brazilian Real.


Operating Income

     Operating income for the six months ended September 30, 2000 totaled $14.6 million, a decrease of $13.0 million, or 47.1%, from operating income of $27.6 million for the six months ended September 30, 1999. Operating income excluding the special charges in the six months ended September 30, 2000 and 1999 would have been $28.6 million and $32.0 million, respectively, a decrease of $3.4 million, or 10.6%.

Net Interest Expense

     Net interest expense totaled $11.4 million for the six months ended September 30, 2000 compared to $8.9 million for the six months ended September 30, 1999, an increase of $2.5 million. The increase in interest expense is due primarily to increased borrowing rates and increased borrowing levels.

Extraordinary Item

     During the six months ended September 30, 2000 the Company purchased $5.0 million of its 6 7/8% Senior Notes due 2008. As a result, the Company recorded an extraordinary gain of $1.5 million, net of tax of $0.9 million resulting from the difference between the carrying value of the notes and the purchase price. The purchase was funded by the Company's credit facility and resulted in a decline in net borrowings.

Net Income

     Net income for the six months ended September 30, 2000 totaled $3.6 million compared to net income of $13.2 million for the same period in the prior year. If the special charges, extraordinary item and associated taxes were excluded from the six months ended September 30, 2000 and 1999, net income would have been $11.3 million and $16.2 million, respectively, a decrease of $4.9 million.

Liquidity and Capital Resources

     Net cash provided by operating activities for the six months ended September 30, 2000 amounted to $7.9 million, a decrease of $5.8 million over the funds provided by operating activities of $13.7 million for the six months ended September 30, 1999. The change from prior year is due primarily to the reduction in net income offset in part by a decrease in working capital and other long-term liabilities.

     During the six months ended September 30, 2000 inventories as a percentage of annualized net sales were 34.6% compared to 33.0% for the six months ended September 30, 1999. The Company is attempting to reduce inventory levels by transferring high-volume production to low-cost manufacturing locations, consolidating certain manufacturing expertise into fewer production facilities, reducing the number of distribution centers and implementing worldwide product standardization. Accounts receivable as a percentage of annualized net sales for the six months ended September 30, 2000 was 22.7% compared to 21.9% for the same period a year ago.

     Cash flows from investing activities in the six months ended September 30, 2000 amounted to an outflow of $12.8 million. Of this amount, $9.1 million represented capital expenditures, $2.5 million was for investment in acquisitions and $1.3 million related to trade investments. The $2.5 million spent on acquisitions represents the purchase of the remaining 65% ownership interest in a wholesale laboratory group located in Australia and New Zealand. Cash flows from investing activities in the six months ended September 30, 1999 amounted to an outflow of $11.3 million, reflecting capital expenditures of $9.4 million, investment in joint venture of $2.2 million, partially offset by proceeds from the sale of fixed assets of $0.3 million. Management anticipates capital expenditures of approximately $25 million annually over the next several years, of which approximately $5 million annually is viewed as discretionary.

     Net cash provided by financing activities in the six months ended September 30, 2000 amounted to $10.3 million, primarily borrowings under the Company's bank credit agreement. Cash outflows included $8.2 million related to stock buy back under the Company's stock repurchase program. Additionally, during the six months ended September 30, 2000 the Company purchased $5.0 million of its 6 7/8% Senior Notes due 2008. The purchase was funded by the Company's credit facility and resulted in a decline in net borrowings. Net cash used by financing activities in the six months ended September 30, 1999 amounted to 1.5 million, primarily repayments under the Company's bank credit agreement and repayments of long-term debt, offset by borrowings under notes payable to banks.

     The Company's Multicurrency Credit Agreement ("Agreement") contains a number of covenants including compliance with certain financial tests and maintenance of certain financial ratios. At September 30, 2000 the Company did not meet the Leverage Ratio covenant of the Agreement. Subsequent to September 30, 2000 a one-time waiver was obtained for this covenant. Management has prepared projections that indicate that the Company may not be in compliance with this covenant as of December 31, 2000. As a result, the Company has classified the $142.1 million outstanding under the Agreement as a current liability for the period ended September 30, 2000. The terms of the waiver require the Company to (i) maintain a minimum twelve month earnings before interest, taxes, depreciation and amortisation of $62 million for the period ending December 31, 2000 (ii) temporarily limit the facility to $200 million
(iii) pay certain fees. The Company's Senior Notes contain a "cross default" provision which may be triggered by non-compliance of the above covenant. Management is currently in the process of negotiating a new credit facility and believes such refinancing will be completed by January 31, 2001.


     In addition to the Company's borrowings under its multicurrency Bank Credit Agreement ($142.1 million borrowed as of September 30, 2000 under a $200 million facility) and the Company's outstanding 6 7/8% Senior Notes, its foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of September 30, 2000 the total borrowing capacity available to the Company's foreign subsidiaries under such local facilities was approximately $34.2 million, of which $7.2 million had been utilized.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 were effective as of the first quarter of fiscal year 2001. The Company believes there is no material impact resulting from the application of SAB 101.

Currency Exchange Rates

     As a result of the Company's worldwide operations, currency exchange rate fluctuations tend to affect the Company's results of operations and financial position. The two principal effects of currency exchange rates on the Company's results of operations and financial position are (i) translation adjustments for subsidiaries where the local currency is the functional currency and (ii) translation adjustments for subsidiaries in hyper-inflationary countries. Translation adjustments for functional local currencies have been made to shareholders' equity. For the six months ended September 30, 2000 and 1999 such translation adjustments were approximately ($11.1) million and $4.6 million, respectively.

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

     Because a majority of the Company's debt is U.S. dollar denominated, the Company may hedge against certain currency fluctuations by entering into currency swaps (however certain currencies, such as the Brazilian Real, cannot be hedged economically), although no such swaps had been entered into as of September 30, 2000. As of September 30, 2000 certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments in amounts other than their home currency. The carrying amount of the forward contracts approximates fair value, which has been estimated based on current exchange rates.

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

European Union Conversion to the "Euro"

     The Company has instituted a "Euro" conversion team and begun preliminary preparation for the conversion by eleven member states of the European Union to a common currency, the "Euro". Conversion to the Euro by these member states of the union is taking place on a "no compulsion, no prohibition" basis between January 1, 1999 and January 1, 2002. By January 1, 2002 all companies operating in the eleven member states will be required to be fully operational using the new currency. The Sola conversion team has primarily addressed the accounting and information systems changes that are necessary to facilitate trading in the Euro, the possible market place implications of a common currency and the currency exchange rate risks, with the initial emphasis placed on the system modifications. The Company has not completed the evaluation of the possible effect of the changes to the Euro on intercompany foreign currency loans, or the impact if any, on the market place implications of a common currency. Preliminary assessments indicate that the financial impact of conversion to a Euro-based currency will not be material to the Company's consolidated financial position, results of operations or cash flows.

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

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The following matter was submitted to a vote of the security holders at the Company's Annual Meeting of Stockholders on August 18, 2000:

         Election of Directors. Votes as follows:


         ----------------------------------------------------------------------------------------

                                             Total Vote for Each        Total Vote Withheld from
                                                   Director                  Each Director
                                                   --------                  -------------
         ----------------------------------------------------------------------------------------
          Jeremy C. Bishop                           20,767,596                         431,294
         ----------------------------------------------------------------------------------------
          Maurice J. Cunniffe                        20,747,364                         451,526
         ----------------------------------------------------------------------------------------
          Douglas D. Danforth                        18,361,288                       2,837,602
         ----------------------------------------------------------------------------------------
          A. William Hamill                          19,399,967                       1,798,923
         ----------------------------------------------------------------------------------------
          Hamish Maxwell                             19,707,680                       1,491,210
         ----------------------------------------------------------------------------------------
          Irving S. Shapiro                          19,706,188                       1,492,702
         ----------------------------------------------------------------------------------------
          Jackson L. Schultz                         20,706,843                         492,047
         ----------------------------------------------------------------------------------------


         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

     Exhibit Number                Description                      Page Number
     --------------                -----------                      -----------
          27                  Financial Data Schedule                   20

         (b) Reports on Form 8-K

         No Reports on Form 8-K were filed during the fiscal quarter ended September 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Sola International Inc.
                                        (Registrant)



Dated: November 14, 2000                By: /s/ Steven M. Neil
                   -----                    ------------------------
                                            Steven M. Neil
                                            Executive Vice President, Chief
                                            Financial Officer, Secretary and
                                            Treasurer (Duly Authorized Officer
                                            and Principal Financial Officer)

                                 Exhibit Index
                                 -------------

   Exhibit No.              Description                  Page
   -----------              -----------                  ----
       27              Financial Data Schedule           20