Form 10-Q
period 2000-12-31
SOLA INTERNATIONAL INC
filed 2001-02-14
CIK 912088

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

               For the quarterly period ended December 31, 2000
                                      or
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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X        No___________
                                                   -----------

   As of February 2, 2001, 23,693,416 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================

                            SOLA INTERNATIONAL INC.


                               Table of Contents
                      Form 10-Q for the Quarterly Period
                            Ended December 31, 2000

PART I    FINANCIAL INFORMATION                                                                PAGE
------    ---------------------                                                                ----
Item 1.   Financial Statements

               Unaudited Consolidated Condensed Balance Sheet as of December 31, 2000            3

               Consolidated Condensed Balance Sheet as of March 31, 2000 (derived from
               audited financial statements)                                                     3

               Unaudited Consolidated Condensed Statements of Income for
               the three and nine month periods ended December 31, 2000 and
               December 31, 1999                                                                 4

               Unaudited Consolidated Condensed Statements of Cash Flows for the nine
               month periods ended December 31, 2000 and December 31, 1999                       5

               Notes to Consolidated Condensed Financial Statements                              6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                            12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                            19

          OTHER INFORMATION
          -----------------
PART II
-------
Item 1.   Legal Proceedings                                                                     20

Item 2.   Changes in Securities and Use of Proceeds                                             20

Item 3.   Defaults upon Senior Securities                                                       20

Item 4.   Submission of Matters to a Vote of Security Holders                                   20

Item 5.   Other Information                                                                     20

Item 6.   Exhibits and Reports on Form 8-K                                                      20

PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

                            SOLA INTERNATIONAL INC.

                     Consolidated Condensed Balance Sheets
                     (in thousands, except per share data)

                                                                                                 March 31, 2000
                                                                           December 31,           (derived from
                                                                              2000              audited financial
ASSETS                                                                     (unaudited)             statements)
                                                                           -----------             -----------
Current assets:
   Cash and cash equivalents.....................................            $ 17,397                $ 18,852
   Trade accounts receivable, less allowance for doubtful
    accounts of $7,169 and $8,873 at December 31, 2000 and March
    31, 2000, respectively.......................................             121,295                 120,882
   Inventories...................................................             138,676                 172,888
   Other current assets..........................................              24,035                  35,725
                                                                             --------                --------
       Total current assets......................................             301,403                 348,347
Property, plant and equipment, at cost, less accumulated
       depreciation and amortization.............................             130,866                 152,979
Goodwill and other intangibles, net..............................             178,162                 195,465
Other long-term assets...........................................              53,379                  18,242
                                                                             --------                --------
       Total assets..............................................            $663,810                $715,033
                                                                             ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks........................................            $  5,953                $ 18,741
   Current portion of long-term debt.............................               8,323                   4,676
   Accounts payable..............................................              57,834                  60,151
   Accrued liabilities...........................................              44,919                  43,326
   Accrued payroll and related compensation......................              30,128                  28,303
   Bank debt.....................................................             141,600                      --
   Other current liabilities.....................................               1,390                   2,304
                                                                             --------                --------
       Total current liabilities.................................             290,147                 157,501
Long-term debt, less current portion.............................               1,253                   4,362
Bank debt, less current portion..................................                  --                 105,200
Senior notes.....................................................              94,721                  99,672
Other long-term liabilities......................................              23,644                  20,496
                                                                             --------                --------
       Total liabilities.........................................             409,765                 387,231
                                                                             --------                --------

Commitments and Contingencies
Shareholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no
       shares issued.............................................                  --                      --
Common stock, $0.01 par value; 50,000 shares authorized; 24,937
       shares issued.............................................                 249                     249
Additional paid-in capital.......................................             281,491                 281,467
Equity participation loans.......................................                  --                     (10)
Retained earnings................................................               7,221                  71,319
Cumulative other comprehensive loss..............................             (26,750)                (25,223)
Common stock in treasury, at cost - 1,245 shares at
        December 31, 2000........................................              (8,166)                     --
                                                                             --------                --------
       Total shareholders' equity................................             254,045                 327,802
                                                                             --------                --------
       Total liabilities and shareholders' equity................            $663,810                $715,033
                                                                             ========                ========


  The accompanying notes are an integral part of these consolidated condensed financial statements

                            SOLA INTERNATIONAL INC.

             Unaudited Consolidated Condensed Statements of Income
                     (in thousands, except per share data)

                                                                Three Months Ended                   Nine Months Ended
                                                                    December 31,                        December 31,
                                                               2000              1999             2000                1999
                                                               ----              ----             ----                ----
Net sales..............................................      $ 126,144          $127,238        $ 400,683            $401,886
Cost of sales..........................................         76,753            71,983          236,626             223,677
                                                             ---------          --------        ---------            --------
   Gross profit........................................         49,391            55,255          164,057             178,209
                                                             ---------          --------        ---------            --------
Research and development expenses......................          3,373             4,861           11,273              15,216
Selling and marketing expenses.........................         25,732            25,752           75,216              76,812
General and administrative expenses....................         14,286            16,529           42,960              46,063
Special charges........................................        100,637              (657)         114,628               3,706
                                                             ---------          --------        ---------            --------
   Operating expenses..................................        144,028            46,485          244,077             141,797
                                                             ---------          --------        ---------            --------
       Operating income/(loss).........................        (94,637)            8,770          (80,020)             36,412
Interest expense, net..................................          5,600             4,963           17,008              13,912
                                                             ---------          --------        ---------            --------
   Income/(loss) before provision for income
      taxes, minority interest and extraordinary
      item.............................................       (100,237)            3,807          (97,028)             22,500
Benefit/(provision) for income taxes...................         32,490            (1,218)          31,410              (7,200)
Minority interest......................................             62                86               49                 534
                                                             ---------          --------        ---------            --------
     Income/(loss) before extraordinary item                   (67,685)            2,675          (65,569)             15,834
Extraordinary item, net of tax.........................             --                --            1,471                  --
                                                             ---------          --------        ---------            --------
   Net income/(loss)...................................       ($67,685)         $  2,675         ($64,098)           $ 15,834
                                                             =========          ========        =========            ========

Earnings/(loss) per share - basic
      Earnings/(loss) per share before extraordinary
            item.......................................         ($2.86)         $   0.11           ($2.71)           $   0.64
     Extraordinary item................................             --                --             0.06                  --
                                                             ---------          --------        ---------            --------
      Earnings/(loss) per share - basic................         ($2.86)         $   0.11           ($2.65)           $   0.64
                                                             =========          ========        =========            ========

Weighted average common shares outstanding.............         23,693            24,875           24,166              24,871
                                                             =========          ========        =========            ========

Earnings/(loss)  per share - diluted:
     Earnings/(loss) per share before extraordinary
            item.......................................         ($2.86)         $   0.11           ($2.71)           $   0.63
     Extraordinary item................................             --                --             0.06                  --
                                                             ---------          --------        ---------            --------
     Earnings/(loss) per share - diluted...............         ($2.86)         $   0.11           ($2.65)           $   0.63
                                                             =========          ========        =========            ========

Weighted average common and dilutive securities
  outstanding..........................................         23,693            25,075           24,166              25,113
                                                             =========          ========        =========            ========

The accompanying notes are an integral part of these consolidated condensed financial statements

                            SOLA INTERNATIONAL INC.

           Unaudited Consolidated Condensed Statements of Cash Flows
                                (in thousands)

                                                           Nine Months Ended      Nine Months Ended
                                                           December 31, 2000      December 31, 1999
                                                         ---------------------  ---------------------
Net cash provided by operating activities..............         $  4,772            $     9,793
                                                                --------            -----------
Cash flows from investing activities:
 Purchase of business..................................           (2,480)                (3,673)
    Investments in trade investments and joint
   ventures............................................           (1,337)                (5,219)
 Capital expenditures..................................          (15,654)               (13,869)
 Other investing activities............................               14                  1,045
                                                                --------            -----------
Net cash used in investing activities..................          (19,457)               (21,716)
                                                                --------            -----------
Cash flows from financing activities:
 Payments on equity participation loans/exercise
  of stock options.....................................               34                    607

 Net receipts/(payments) under notes payable to
   banks...............................................           (8,813)                 2,373
 Borrowings on long-term debt..........................            2,524                  1,996
 Payments on long-term debt............................           (3,217)                (4,443)
 Proceeds under bank debt..............................           36,400                 14,500
 Purchase of treasury stock............................           (8,166)                    --
 Repurchase of senior notes............................           (4,984)                    --
                                                                --------            -----------
Net cash provided by financing activities..............           13,778                 15,033
                                                                --------            -----------
Effect of exchange rate changes on cash and cash
 equivalents...........................................             (548)                  (311)
                                                                --------            -----------
Net increase/(decrease) in cash and cash
 equivalents...........................................           (1,455)                 2,799
Cash and cash equivalents at beginning of period.......           18,852                 21,578
                                                                --------            -----------
Cash and cash equivalents at end of period.............         $ 17,397            $    24,377
                                                                ========            ===========



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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be adopted effective for the Company's fourth quarter of 2001 retroactive to the first quarter of fiscal year 2001. The Company believes there will be no material impact resulting from the application of SAB 101.

2.   Inventories

                                    December 31, 2000       March 31, 2000
                                      (in thousands)        (in thousands)
                                      --------------        --------------
     Raw Materials                      $ 20,769               $ 15,427
     Work In Progress                      3,359                  7,273
     Finished Goods                       89,379                105,274
     Molds                                25,169                 44,914
                                        --------               --------
                                        $138,676               $172,888
                                        ========               ========

     Molds comprise mainly finished goods for use by manufacturing affiliates in the manufacture of spectacle lenses.

3.   Bank Credit Agreement

  The Company's Multicurrency Credit Agreement ("Agreement") contains a number of covenants including compliance with certain financial tests and maintenance of certain financial ratios. At December 31, 2000, the Company did not meet the Leverage Ratio covenant of the Agreement. Subsequent to December 31, 2000, a one-time waiver was obtained for this covenant. Management has prepared projections that indicate that the Company may not be in compliance with this covenant as of March 31, 2001. As a result, the Company has classified the $141.6 million outstanding under the Agreement as a current liability for the period ended December 31, 2000. The terms of the waiver require the Company to
(i) include an amendment to the credit agreement which grants a security interest in certain personal property located in the United States of the Company and American Optical Lens Company ("AOLC"), a wholly owned subsidiary of the Company, (ii) require AOLC to provide a guaranty to support the obligations of the facility (iii) limit the facility to $200 million from January 31, 2001 until March 31, 2001 and $185 million from April 1, 2001 until May 7, 2001 (iv) pay certain fees. Management is currently in discussions with several financial institutions in order to explore financing alternatives, including bank credit facilities, long-term fixed-rate note offerings and subordinated debt offerings.

  The Company continues to have significant liquidity requirements. In addition to working capital needs and capital expenditures, the Company has cash requirements for debt service. In the event that the Company is unable to arrange a further waiver or an extension of the termination date of the Agreement and the Company does not obtain refinancing by May 7, 2001 an event of default will have occurred. The company's Senior Notes contain a "cross default" provision which would be triggered if a default occurs under the Agreement and will result in an acceleration of both the Senior Notes and the debt. Management anticipates that if it is successful in obtaining a new credit it will have access to sufficient financial resources to ensure that the Company's current cash resources, together with other available sources of cash and cash generated from operations, will be able to fund the Company's operations, debt service and required capital expenditures through the end of fiscal 2002 and beyond. In the event such refinancing is not successfully obtained prior to May 7, 2001, to meet its additional remaining capital requirements and to service its debt obligations, the Company will be required to sell additional equity securities, sell existing assets and/or enter into new financing arrangements. There can be no assurance the Company will be able to obtain the additional financing necessary to satisfy its cash requirements, in which event the Company will be unable to fund its ongoing operations, which would have a materiel adverse effect on its business, results of operations and financial condition.


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

5.   Comprehensive Income

  The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                    Three Months         Nine Months
                                                 Ended December 31,   Ended December 31,
                                                  2000      1999       2000       1999
                                                  ----      ----       ----       ----
Net income/(loss)                               $(67,685)  $ 2,675   $(64,098)   $15,834
Foreign currency translation adjustments           9,597    (3,531)    (1,527)     1,080
                                                --------   -------   --------    -------
Comprehensive income (loss)                     $(58,088)  $  (856)  $(65,625)   $16,914
                                                ========   =======   ========    =======

6.   Earnings/(Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings/(loss) per share for the three and nine months ended December 31, 2000 and 1999 (in thousands except per share data):

                                                          Three Months      Three Months       Nine Months        Nine Months
                                                              Ended             Ended             Ended              Ended
                                                          December 31,      December 31,       December 31,       December 31,
                                                              2000              1999              2000                1999
                                                              ----              ----              ----                ----
Numerator:
Income/(loss) before extraordinary item...........          $(67,685)          $ 2,675          $(65,569)            $15,834
Extraordinary item, net of tax....................                --                --             1,471                  --
                                                            --------           -------          --------             -------
 Net income/(loss)................................          $(67,685)          $ 2,675          $(64,098)            $15,834
                                                            ========           =======          ========             =======

Denominator:
 Denominator for basic earnings per share -
 Weighted average common shares
    outstanding...................................            23,693            24,875            24,166              24,871

 Effect of dilutive securities:
   Employee stock options.........................                --               200                --                 242
                                                            --------           -------          --------             -------
 Denominator for diluted earnings per share -
 Weighted average common shares and
       dilutive securities outstanding............            23,693            25,075            24,166              25,113
                                                            ========           =======          ========             =======

Basic earnings/(loss) per share:
Income/(loss) before extraordinary item...........          $  (2.86)          $  0.11          $  (2.71)            $  0.64
Extraordinary item, net of tax....................                --                --              0.06                  --
                                                            --------           -------          --------             -------
 Net income/(loss)................................          $  (2.86)          $  0.11          $  (2.65)            $  0.64
                                                            ========           =======          ========             =======

Diluted earnings/(loss) per share:
Income/(loss) before extraordinary item...........          $  (2.86)          $  0.11          $  (2.71)            $  0.63
Extraordinary item, net of tax....................                --                --              0.06                  --
                                                            --------           -------          --------             -------
 Net income/(loss)................................          $  (2.86)          $  0.11          $  (2.65)            $  0.63
                                                            ========           =======          ========             =======

     For the three and nine months ended December 31, 2000, approximately 3.4 million common stock options were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for those periods. For the three and nine months ended December 31, 1999, 2.2 million common stock options were excluded from the calculation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

7.   Special Charges and Transition Costs

     During the three and nine months ended December 31, 2000 the Company recorded pretax special charges of $100.6 million and $114.6 million, respectively. The pre-tax special charges are comprised of the following:

                                                                          Three Months Ended         Nine Months Ended
(in thousands)                                                             December 31,2000          December 31,2000
                                                                           ----------------          ----------------
Charges associated with work-force reductions                                      $  4,163                  $ 11,412
Inventory write-off associated with product standardization                          39,895                    42,076
Charges associated with facility closures and product transfers                      19,110                    23,671
Goodwill write-off                                                                   17,025                    17,025
Asset write-offs associated with discontinued product line                           17,328                    17,328
Charges associated with the devaluation of the Brazilian Real                         3,116                     3,116
                                                                                   --------                  --------
   Total                                                                           $100,637                  $114,628
                                                                                   ========                  ========

          Primarily as a result of the Company's restructuring plan, which commenced in the fourth quarter of fiscal 2000, the Company incurred $100.6 million of pretax special charges during the three months ended December 31, 2000. The Company incurred $4.2 million associated with workforce reductions mainly in North America (233 employees). During the three months ended December 31, 2000 the Company paid $1.3 million related to workforce reductions implemented in the fourth quarter of fiscal 2000 and first nine months of fiscal 2001. The special charge includes $39.9 million related to the write-off of inventories and molds which were discontinued as a result of the Company's efforts to globally standardize product specifications. The Company also continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities. As a result, charges of $1.0 million were incurred related to production cost inefficiencies, $18.1 million related to redundant equipment write-off and facility closure costs and $17.0 million related to the write-off of goodwill associated with a prior acquisition of a lens manufacturing business. Additionally, in the third quarter of fiscal 2001 the Company discontinued the development and manufacture of polycarbonate Matrix products. As a result, the Company incurred $17.3 million in asset write-offs including equipment ($5.9 million), inventory ($10.8 million) and related commitments ($0.6 million). Lastly, the devaluation of the Brazilian Real (11% in the third fiscal quarter) and the related impact on asset valuation resulted in a special charge of $3.1 million.

          During the nine months ended December 31, 2000 the Company recorded pretax special charges of $114.6 million. The Company incurred $11.4 million associated with workforce reductions in North America, Europe and Australia (543 employees). The special charge includes $42.1 million related to the write-off of inventories and molds which were discontinued as a result of the Company's efforts to globally standardize product specifications. The Company commenced this identification of inventories in the fourth quarter of fiscal 2000. Also, the Company continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities that commenced in the fourth quarter of fiscal 2000. As a result, charges of $2.7 million were incurred related to production cost inefficiencies, $20.9 million related to redundant equipment write-off and facility closure costs and $17.0 million related to the write-off of goodwill associated with a prior acquisition of a lens manufacturing business. Additionally, as a result of the discontinuation of the development of the polycarbonate Matrix product line, the Company incurred $17.3 million in asset write-offs including equipment ($5.9 million), inventory ($10.8 million) and related commitments ($0.6 million). Lastly, the devaluation of the Brazilian Real (11% in the third fiscal quarter) and the related impact on asset valuation resulted in a special charge of $3.1 million.

          Details of the special charges are as follows:

                                                                                      Asset Write-
                                                                                        offs
                                                           Facility                    Associated
                                                         Closures and                     with
                               Workforce    Inventory       Product       Goodwill    Discontinued   Devaluation of
                               Reductions  Write-offs      Transfers     Write-offs   Product Line   Brazilian Real      Total
                               ----------  ----------      ---------     ----------   ------------   --------------      -----
Restructuring
  Liability as of
  March 31, 2000                $  6,268    $       -      $       -     $       -      $       -       $      -      $    6,268
                                --------    ---------      ---------     ---------      ---------       --------      ----------
Fiscal 2001:
  Charges to
  Operations:
    First Quarter                  6,088            -            744             -              -              -           6,832
    Second Quarter                 1,161        2,181          3,817             -              -              -           7,159
    Third Quarter                  4,163       39,895         19,110        17,025         17,328          3,116         100,637
                                --------    ---------      ---------     ---------      ---------       --------      ----------
      Nine Months Ended
      December 31, 2000           11,412       42,076         23,671        17,025         17,328          3,116         114,628
Utilized:
    Non cash                           -      (42,076)       (21,062)      (17,025)       (17,328)        (3,116)       (100,607)
    Cash                          (7,688)           -           (188)            -              -              -          (7,876)
                                --------    ---------      ---------     ---------      ---------       --------      ----------
Restructuring
  Liability as of
    December 31, 2000           $  9,992    $       -      $   2,421     $       -      $       -       $      -      $   12,413
                                ========    =========      =========     =========      =========       ========      ==========

     The restructuring liability as of December 31, 2000 is included in accrued liabilities. The Company anticipates that substantially all of the accrued restructuring costs will be paid in fiscal 2002 and will be funded through future asset sales and cash provided by operations.


     In connection with the restructuring plan, the Company anticipates recording additional pretax special charges of approximately $11 million, before any related gain on asset sales, primarily in the fourth fiscal quarter. As a result of the restructuring, the Company is in the process of selling land and buildings made redundant by the restructuring plan which are expected to generate proceeds in excess of $20 million and result in a net gain on sale.

     The special charges during the nine months ended December 31, 1999 comprise costs associated with the consolidation of the Sola and American Optical manufacturing facilities in Mexico, work force reductions and the erosion of the Brazilian Real.

     Additionally, during the third quarter of fiscal 2001, the Company incurred transition costs associated with executing its restructuring plan. Such costs amounted to $8.8 million and were primarily related to interim workforce and out-of-pocket expenditures which are expected to be eliminated as the restructuring plan is fully executed. Of these costs, $4.7 million are reflected in cost of sales, $0.5 million in research and development expenses, $2.0 million in selling and marketing expenses and $1.6 million in general and administrative expenses. The Company anticipates the restructuring plan will be substantially implemented over the ensuing five quarters.


8.   Extraordinary Item

     During the nine months ended December 31, 2000 the Company purchased $5.0 million of its 6 7/8% Senior Notes due 2008. As a result, the Company recorded an extraordinary gain of $1.5 million, net of tax of $0.9 million, resulting from the difference between the carrying value of the notes and the purchase price. The purchase was funded by the Company's credit facility and resulted in a decline in net borrowings.

9.   Subsequent Event

     In January 2001 the Company acquired the net assets of Oracle Lens Manufacturing Corporation ("Oracle"), a manufacturer and distributor of polycarbonate lenses located in Rhode Island. The Company acquired Oracle for cash consideration of approximately $15.4 million and $2.0 million payable in
two years.   The Oracle acquisition was funded through borrowings under the
Company's Multicurrency Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview


  The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated condensed financial statements and notes thereto included elsewhere herein.

Results of Operations


Three months ended December 31, 2000 compared to three months ended December 31, 1999

Net Sales


  Net sales totaled $126.1 million in the three months ended December 31, 2000, reflecting a decrease of 0.9% over net sales of $127.2 million for the same period in the prior year. The decrease in net sales is primarily attributable to the impact of the strong dollar on non-U.S. dollar sales. Using constant exchange rates, net sales increased by 6.3%. Higher priced products accounted for approximately 70% of net sales for the three months ended December 31, 2000 compared to 71% for the same period in the prior year. Progressive lens net sales for the three months ended December 31, 2000 decreased 6.0% from the same period in the prior year, due primarily to impact of the strong U.S. dollar. Using constant exchange rates the regional performances were as follows: North America decreased by 2.4%, Europe increased by 10.6% and Rest of World increased by 17.0%.

Gross Profit and Gross Margin

  Gross profit totaled $49.4 million for the three months ended December 31, 2000, reflecting a decrease of 10.6% from gross profit of $55.3 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased from 43.4% for the three months ended December 31, 1999 to 39.2% for the three months ended December 31, 2000. Included in gross profit for the current quarter was approximately $4.7 million of costs relating to transition activities associated with the Company's restructuring plan (see note 7 of notes to financial statements). These transition costs include underabsoption of manufacturing overhead due to reduced production levels and
the impact of product migration activities.   If these costs were excluded,
gross margin would have been 42.9% for the quarter ended December 31, 2000. Additionally, the Company experiences price competition, which can be severe in certain markets, especially for standard products.

Operating Expenses

  Operating expenses in the three months ended December 31, 2000 totaled $144.0 million, an increase of $97.5 million from the same period in the prior year. Included in operating expenses for the three months ended December 31, 2000 and 1999 were $100.6 million of expense, and $0.7 million of income, respectively, representing special charges. Also included in operating expenses for the current quarter were $4.1 million of costs relating to transition activities associated with the Company's restructuring plan. If these special charges and transition costs were excluded from both periods, operating expenses would have been $39.3 million and $47.1 million, respectively, representing a decrease over the three months ended December 31, 1999 of 16.7%. Operating expenses, excluding the special charges and transition costs, for the three months ended December 31, 2000 and 1999 as a percentage of net sales were 31.1% and 37.1%, respectively. Research and development expenses for the three months ended December 31, 2000 decreased $1.5 million to $3.4 million, compared to $4.9 million for the three months ended December 31, 1999, which represents 2.7% and 3.8% of net sales for the three months ended December 31, 2000 and 1999, respectively. The decrease in research and development expenses is due in part to the impact of the strong U.S. dollar against non-U.S. dollar expenses as well as headcount reductions associated with the restructuring plan. Selling and marketing expenses for the three months ended December 31, 2000 and 1999 were $25.7 million, which represents 20.4% and 20.2% of net sales, respectively. General and administrative expenses for the three months ended December 31, 2000 were $14.3 million compared to $16.5 million for the same period in the prior year, a decrease of $2.2 million. As a percentage of net sales general and administrative expenses decreased to 11.3% from 13.0% in the prior year.

  Primarily as a result of the Company's restructuring plan, which commenced in the fourth quarter of fiscal 2000, the Company incurred $100.6 million of pretax special charges during the three months ended December 31, 2000. The Company incurred $4.2 million associated with workforce reductions mainly in North America (233 employees). During the three months ended December 31, 2000 the Company paid $1.3 million related to workforce reductions implemented in the fourth quarter of fiscal 2000 and first nine months of fiscal 2001. The special charge includes $39.9 million related to the write-off of inventories and molds which were discontinued as a result of the Company's efforts to globally standardize product specifications. The Company also continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities. As a result, charges of $1.0 million were incurred related to production cost inefficiencies, $18.1 million related to redundant equipment write-off and facility closure costs and $17.0 million related to the write-off of goodwill associated with a prior acquisition of a lens manufacturing business. Additionally, in the third quarter of fiscal 2001 the Company discontinued the development and manufacture of polycarbonate Matrix products. As a result, the Company incurred $17.3 million in asset write-offs including equipment ($5.9 million), inventory ($10.8 million) and related commitments ($0.6 million). Lastly, the devaluation of the Brazilian Real (11% in the third fiscal quarter) and the related impact on asset valuation resulted in a special charge of $3.1 million.

  Additionally, during the third fiscal quarter, the Company incurred transition costs associated with executing its restructuring plan. Such costs amounted to $8.8 million and were primarily related to interim workforce and out-of-pocket expenditures which are expected to be eliminated as the restructuring plan is fully executed. Of these costs, $4.7 million are reflected in cost of sales, $0.5 million in research and development expenses, $2.0 million in selling and marketing expenses and $1.6 million in general and administrative expenses. The Company anticipates the restructuring plan will be substantially implemented over the ensuing five quarters.


Operating Income/Loss

  For the three months ended December 31, 2000 the Company's operating loss totaled $94.6 compared to operating income of $8.8 million for the same period in the prior year, a decrease of $103.4 million. Operating income excluding special charges and transition costs in the three months ended December 31, 2000 and 1999 would have been $14.8 million and $8.1 million, respectively, an increase of $6.7 million, or 90.0%.

Net Interest Expense

  Net interest expense totaled $5.6 million for the three months ended December 31, 2000 compared to $5.0 million for the three months ended December 31, 1999, an increase of $0.6 million. The increase in interest expense is due to increased borrowing rates and increased borrowing levels.

Provision/Benefit for Income Taxes

  The Company's combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 2001 year of 32%. For the three months ended December 31, 1999 the Company recorded an effective income tax rate of 32%, and for the full fiscal 2000 year the Company reported an
effective tax rate of 83.9%.   If the special charges reported in fiscal 2000
are excluded from income before provision for income taxes, and the tax benefit associated with the special charges is excluded from the provision for income taxes, the resulting effective combined state, federal and foreign tax rate for fiscal 2000 would have been 31.2%. As of December 31, 2000 the Company has on its balance sheet deferred tax assets amounting to approximately $52.0 million and deferred tax liabilities of approximately $11.5 million. The ultimate utilization of the deferred tax assets is dependent on the Company's ability to generate taxable income in the future.

Net Income/Loss

  Net loss for the three months ended December 31, 2000 totaled $67.7 million compared to net income of $2.7 million for the same period in the prior year. If the special charges, transition costs and the associated taxes were excluded from the three months ended December 31, 2000 and 1999, net income would have been $6.9 million and $2.2 million, respectively, an increase of $4.7 million.

Results of Operations

Nine months ended December 31, 2000 compared to nine months ended December 31, 1999

Net Sales

  Net sales totaled $400.7 million in the nine months ended December 31, 2000, compared to net sales of $401.9 million for the same period in the prior year, a decrease of 0.3%. The decrease in net sales is primarily attributable to the impact of the strong dollar on non-U.S. dollar sales. Using constant exchange rates, net sales increased by 5.0%. Progressive lens net sales for the nine months ended December 31, 2000 decreased 7.6% from the same period in the prior year, due primarily to product mix change in the North American region and the impact of the strong U.S. dollar. Higher priced products accounted for approximately 71% of net sales for the nine months ended December 31, 2000 similar to the same period in the prior year. Net sales performances by region were as follows: Europe increased by 0.5%, Rest of World increased by 15.8%, and the North American region decreased by 7.2%. Using constant exchange rates, the regional performances were as follows: Europe increased by 13.4%, Rest of World increased by 19.5%, and North America decreased by 7.0%.

Gross Profit and Gross Margin


  Gross profit totaled $164.1 million for the nine months ended December 31, 2000, reflecting a decrease of 7.9% from gross profit of $178.2 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased from 44.3% for the nine months ended December 31, 1999 to 40.9% for the nine months ended December 31, 2000. Included in gross profit in fiscal 2001 was approximately $4.7 million of costs relating to transition activities associated with the Company's restructuring plan (see note 7 of notes to financial statements). These transition costs include underabsorption of manufacturing overhead due to reduced production levels and
the impact of product migration activities.   If these costs were excluded,
gross margin would have been 42.1% for the nine months ended December 31, 2000. The Company experiences price competition, which can be severe in certain markets, particularly for standard products.

Operating Expenses

  Operating expenses in the nine months ended December 31, 2000 totaled $244.1 million compared to operating expenses of $141.8 million for the same period in the prior year. Included in operating expenses for the nine months ended December 31, 2000 and 1999 were special charges of $114.6 million and $3.7 million respectively. Also included in operating expenses in fiscal 2001 were $4.1 million of costs relating to transition activities associated with the Company's restructuring plan. If these special charges and transition costs were excluded from both periods, operating expenses would have been $125.4 million for the nine months ended December 31, 2000 and $138.1 million for the same period in the prior year, a decrease of $12.8 million. Operating expenses, excluding the charges and transition costs, for the nine months ended December 31, 2000 and 1999 as a percentage of net sales were 31.3% and 34.4%, respectively. Research and development expenses for the nine months ended December 31, 2000 decreased $3.9 million to $11.3 million, from $15.2 million for the nine months ended December 31, 1999, which represent 2.8% and 3.8% of net sales for the nine months ended December 31, 2000 and 1999, respectively. The decrease in research and development expenses is due in part to the impact of the strong U.S. dollar against non-U.S. dollar expenses as well as headcount
reductions associated with the restructuring plan.   Selling and marketing
expenses for the nine months ended December 31, 2000 decreased $1.6 million to $75.2 million compared to $76.8 million for the same period in the prior year. Selling and marketing expenses represent 18.8% and 19.1% of net sales for the
nine months ended December 31, 2000 and 1999, respectively.   General and
administrative expenses were $43.0 million for the nine months ended December 31, 2000 and $46.1 million for the same period in the prior year, a decrease of $3.1 million. As a percentage of net sales, general and administrative expenses decreased from 11.5% for the months ended December 31, 1999 to 10.7% for the nine months ended December 31, 2000.

  During the nine months ended December 31, 2000 the Company recorded pretax special charges of $114.6 million. The Company incurred $11.4 million associated with workforce reductions in North America, Europe and Australia (543 employees). The special charge includes $42.1 million related to the write-off of inventories and molds which were discontinued as a result of the Company's efforts to globally standardize product specifications. The Company commenced this identification of inventories in the fourth quarter of fiscal 2000. Also, the Company continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities that commenced in the fourth quarter of fiscal 2000. As a result, charges of $2.7 million were incurred related to production cost inefficiencies, $20.9 million related to redundant equipment write-off and facility closure costs and 17.0 million related to the write-off of goodwill associated with a prior acquisition of a lens manufacturing business. Additionally, as a result of the discontinuation of the development of the polycarbonate Matrix product line, the Company incurred $17.3 million in asset write-offs including equipment ($5.9 million), inventory ($10.8 million) and related commitments ($0.6 million). Lastly, the devaluation of the Brazilian Real (11% in the third fiscal quarter) and the related impact on asset valuation resulted in a special charge of $3.1 million.

  In connection with the restructuring plan, the Company anticipates recording additional pretax special charges of approximately $11 million, before any related gain on asset sales, primarily in the fourth fiscal quarter. As a result of the restructuring, the Company is in the process of selling land and buildings made redundant by the restructuring plan which are expected to generate proceeds in excess of $20 million and result in a net gain on sale. As a result of these restructuring efforts, the Company expects annualized savings of approximately $24 million before tax primarily due to reduced costs and operational efficiencies.


  The special charges during the nine months ended December 31, 1999 comprise costs associated with the consolidation of the Sola and American Optical manufacturing facilities in Mexico, work force reductions and the erosion of the Brazilian Real.

  Additionally, during the third fiscal quarter of 2001, the Company incurred transition costs associated with executing its restructuring plan. Such costs amounted to $8.8 million and were primarily related to interim workforce and out-of-pocket expenditures which are expected to be eliminated as the restructuring plan is fully executed. Of these costs, $4.7 million are reflected in cost of sales, $0.5 million in research and development expenses, $2.0 million in selling and marketing expenses and $1.6 million in general and administrative expenses. The Company anticipates the restructuring plan will be substantially implemented over the ensuing five quarters.


Operating Income/Loss

  Operating loss for the nine months ended December 31, 2000 totaled $80.0 million, a decrease of $116.4 million from operating income of $36.4 million for the nine months ended December 31, 1999. Operating income excluding the special charges and transition costs in the nine months ended December 31, 2000 and 1999 would have been $43.4 million and $40.1 million, respectively, an increase of $3.3 million, or 8.2%.


Net Interest Expense

  Net interest expense totaled $17.0 million for the nine months ended December 31, 2000 compared to $13.9 million for the nine months ended December 31, 1999, an increase of $3.1 million. The increase in interest expense is due primarily to increased borrowing rates and increased borrowing levels.



Extraordinary Item

  During the nine months ended December 31, 2000 the Company purchased $5.0 million of its 6 7/8% Senior Notes due 2008. As a result, the Company recorded an extraordinary gain of $1.5 million, net of tax of $0.9 million resulting from the difference between the carrying value of the notes and the purchase price. The purchase was funded by the Company's credit facility and resulted in a decline in net borrowings.

Net Income/Loss

  Net loss for the nine months ended December 31, 2000 totaled $64.1 million compared to net income of $15.8 million for the same period in the prior year. If the special charges, transition costs, extraordinary item and associated taxes were excluded from the nine months ended December 31, 2000 and 1999, net income would have been $18.6 million and $18.4 million, respectively, an increase of $0.2 million.



Liquidity and Capital Resources

  Net cash provided by operating activities for the nine months ended December 31, 2000 amounted to $4.8 million, a decrease of $5.0 million from the funds provided by operating activities of $9.8 million for the nine months ended December 31, 1999. The change from prior year is due primarily to the reduction in net income offset in part by a decrease in working capital.

  Cash flows from investing activities in the nine months ended December 31, 2000 amounted to an outflow of $19.5 million. Of this amount, $15.7 million represented capital expenditures, $2.5 million was for investment in acquisitions and $1.3 million related to trade investments. The $2.5 million spent on acquisitions represents the purchase of the remaining 65% ownership interest in a laboratory group located in Australia and New Zealand. Cash flows from investing activities in the nine months ended December 31, 1999 amounted to an outflow of $21.7 million, reflecting capital expenditures of $13.9 million, trade investments of $5.2 million and acquisition of a laboratory in Portugal for $3.7 million.

Management anticipates capital expenditures of approximately $20 million annually over the next several years, of which approximately $5 million annually is viewed as discretionary.

  Net cash provided by financing activities in the nine months ended December 31, 2000 amounted to $13.8 million, primarily related to borrowings under the Company's bank credit agreement. Cash outflows included $8.2 million related to stock buy back under the Company's stock repurchase program. Additionally, during the nine months ended December 31, 2000 the Company purchased $5.0 million of its 6 7/8% Senior Notes due 2008. The purchase was funded by the Company's credit facility and resulted in a decline in net borrowings. Net cash provided by financing activities in the nine months ended December 31, 1999 amounted to $15.0 million, mostly due to the increase in bank borrowings and long term debt used to fund investment activities in excess of funds derived from operations.

  The Company's Multicurrency Credit Agreement ("Agreement") contains a number of covenants including compliance with certain financial tests and maintenance of certain financial ratios. At December 31, 2000, the Company did not meet the Leverage Ratio covenant of the Agreement. Subsequent to December 31, 2000, a one-time waiver was obtained for this covenant. Management has prepared projections that indicate that the Company may not be in compliance with this covenant as of March 31, 2001. As a result, the Company has classified the $141.6 million outstanding under the Agreement as a current liability for the period ended December 31, 2000. The terms of the waiver require the Company to
(i) include an amendment to the credit agreement which grants a security interest in certain personal property located in the United States of the Company and American Optical Lens Company ("AOLC"), a wholly owned subsidiary of the Company, (ii) require AOLC to provide a guaranty to support the obligations of the facility (iii) limit the facility to $200 million from January 31, 2001 until March 31, 2001 and $185 million from April 1, 2001 until May 7, 2001 (iv) pay certain fees. Management is currently in discussions with several financial institutions in order to explore financing alternatives, including bank credit facilities, long-term fixed-rate note offerings and subordinated debt offerings.



  In addition to the Company's borrowings under its multicurrency Bank Credit Agreement ($141.6 million borrowed as of December 31, 2000 under a $200 million facility) and the Company's outstanding 6 7/8% Senior Notes, its foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of December 31, 2000 the total borrowing capacity available to the Company's foreign subsidiaries under such local facilities was approximately $20.0 million, of which $6.0 million had been utilized.

  The Company continues to have significant liquidity requirements. In addition to working capital needs and capital expenditures, the Company has cash requirements for debt service. In the event that the Company is unable to arrange a further waiver or an extension of the termination date of the Agreement and the Company does not obtain refinancing by May 7, 2001 an event of default will have occurred. The company's Senior Notes contain a "cross default" provision which would be triggered if a default occurs under the Agreement and will result in an acceleration of both the Senior Notes and the debt. Management anticipates that if it is successful in obtaining a new credit it will have access to sufficient financial resources to ensure that the Company's current cash resources, together with other available sources of cash and cash generated from operations, will be able to fund the Company's operations, debt service and required capital expenditures through the end of fiscal 2002 and beyond. In the event such refinancing is not successfully obtained prior to May 7, 2001, to meet its additional remaining capital requirements and to service its debt obligations, the Company will be required to sell additional equity securities, sell existing assets and/or enter into new financing arrangements. There can be no assurance the Company will be able to obtain the additional financing necessary to satisfy its cash requirements, in which event the Company will be unable to fund its ongoing operations, which would have a materiel adverse effect on its business, results of operations and financial condition.

Subsequent Event

  In January 2001 the Company acquired the net assets of Oracle Lens Manufacturing Corporation ("Oracle"), a manufacturer and distributor of polycarbonate lenses located in Rhode Island. The Company acquired Oracle for cash consideration of approximately $15.4 million and $2.0 million payable in
two years.   The Oracle acquisition was funded through borrowings under the
Company's Multicurrency Credit Agreement and is expected to be accretive to earnings.



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

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be adopted effective for the Company's fourth quarter 2001 retroactive to the first quarter of fiscal year 2001. The Company believes there will be no material impact resulting from the application of SAB 101.

Currency Exchange Rates

  As a result of the Company's worldwide operations, currency exchange rate fluctuations tend to affect the Company's results of operations and financial position. The two principal effects of currency exchange rates on the Company's results of operations and financial position are (i) translation adjustments for subsidiaries where the local currency is the functional currency and (ii) translation adjustments for subsidiaries in hyper-inflationary countries. Translation adjustments for functional local currencies have been made to shareholders' equity. For the nine months ended December 31, 2000 and 1999 such translation adjustments were approximately ($1.6) million and $1.1 million, respectively.

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

  Because a majority of the Company's debt is U.S. dollar denominated, the Company may hedge against certain currency fluctuations by entering into currency swaps (however certain currencies, such as the Brazilian Real, cannot be hedged economically), although no such swaps had been entered into as of December 31, 2000. As of December 31, 2000 certain of the Company's foreign subsidiaries had entered into forward contracts for intercompany purchase commitments in amounts other than their home currency. The carrying amount of the forward contracts approximates fair value, which has been estimated based on current exchange rates.

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

Information Relating to Forward-Looking Statements

  This quarterly report includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding among other items, (i) the impact of inflation, (ii) future income tax rates and capital expenditures, (iii) future special charges, (iv) refinancing efforts, and (v) the costs and other consequences related to conversion to the Euro. These forward-looking statements reflect the Company's current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of "Factors Affecting Future Operating Results" included in Exhibit 99.1 of the Company's Form 10-K for the fiscal year ended March 31, 2000, and the factors described in "Business-Environmental Matters", also included in the Company's Form 10-K for the fiscal year ended March 31, 2000.

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

           Not applicable

Item 3.    Defaults upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

       Exhibit Number                       Description
       --------------                       -----------
             10.26 Amendment No. 4 to the Multicurrency Credit Agreement, dated as of June 14, 1996, among Sola International Inc., and the other Borrowers as the Borrowers, the Subsidiary Guarantors, The Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, The First National Bank of Boston and The Bank of Nova Scotia, as Co-Agents, and the Other Financial Institutions Party Thereto

             27              Financial Data Schedule


           (b)  Reports on Form 8-K

            No Reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Sola International Inc.
                                  (Registrant)



Dated: February 14, 2001          By: /s/ Steven M. Neil
       ------------------             --------------------------
                                      Steven M. Neil
                                      Executive Vice President, Chief Financial
                                      Officer, Secretary and Treasurer (Duly
                                      Authorized Officer and Principal officer)

                                 Exhibit Index
                                 -------------

        Exhibit No.                     Description
        -----------                     -----------

           10.26 Amendment No. 4 to the Multicurrency Credit Agreement, dated as of June 14, 1996, among Sola International Inc., and the other Borrowers as the Borrowers, the Subsidiary Guarantors, The Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, The First National Bank of Boston and The Bank of Nova Scotia, as Co-Agents, and the Other Financial Institutions Party Thereto

             27              Financial Data Schedule