Form 10-Q/A
period 2000-12-31
SOLA INTERNATIONAL INC
filed 2001-03-12
CIK 912088

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-Q/A


            (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000
                                       or
            (_)  TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
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


   Indicate by check mark whether the Registrant (1) has filed all reports
required to be filed   by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12   months (or for such shorter period that the
Registrant was required to file such reports),   and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No
                                                    -------   -------

   As of February 2, 2001, 23,693,416 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the
registrant, were   outstanding.

PART II       OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

     Exhibit Number                     Description                             Page Number
     --------------                     -----------                             -----------
          10.26            Amendment No. 4 to the Multicurrency                 Previously filed
                           Credit Agreement, dated as of June 14,
                           1996, among Sola International Inc., and
                           the other Borrowers as the Borrowers, the
                           Subsidiary Guarantors, The Bank of
                           America National Trust and Savings
                           Association, as Agent and Letter of
                           Credit Issuing Bank, The First National
                           Bank of Boston and The Bank of Nova
                           Scotia, as Co-Agents, and the Other
                           Financial Institutions Party Thereto

          10.27            Employment Agreement between Sola                          5
                           International Inc. and Jeremy Charles
                           Bishop, dated as of November 6, 2000

          27               Financial Data Schedule                              Previously filed

         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Sola International Inc.
                                  (Registrant)



Dated: March 12, 2001             By: /s/ Steven M. Neil
       ---------------                --------------------------
                                      Steven M. Neil
                                      Executive Vice President, Chief Financial
                                      Officer, Secretary and Treasurer (Duly
                                      Authorized Officer and Principal officer)

                                 Exhibit Index
                                 -------------

    Exhibit No.                     Description                                    Page
    -----------                     -----------                                    ----
        10.26              Amendment No. 4 to the Multicurrency                 Previously filed
                           Credit Agreement, dated as of June 14,
                           1996, among Sola International Inc., and
                           the other Borrowers as the Borrowers, the
                           Subsidiary Guarantors, The Bank of
                           America National Trust and Savings
                           Association, as Agent and Letter of
                           Credit Issuing Bank, The First National
                           Bank of Boston and The Bank of Nova
                           Scotia, as Co-Agents, and the Other
                           Financial Institutions Party Thereto

        10.27              Employment Agreement between Sola                    5
                           International Inc. and Jeremy Charles
                           Bishop, dated as of November 6, 2000

        27                 Financial Data Schedule                              Previously filed