Form 10-Q/A
period 2000-12-31
SOLA INTERNATIONAL INC
filed 2001-03-26
CIK 912088

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-Q/A
                                  Amendment 1


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

   As of February 29, 2001, 23,694,616 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================


                            SOLA INTERNATIONAL INC.


                               Table of Contents
               Form 10-Q/A amendment 1 for the Quarterly Period


--------------------------------------------------------------------------------

                            Ended December 31, 2000


PART I    FINANCIAL INFORMATION                                                          PAGE
------    ---------------------                                                          ----

Item 1.   Financial Statements

This quarterly report on Form 10-Q/A is being filed as a result of the revision of our financial statements for the three and nine-month periods ended December
31, 2000 in order to reclassify certain charges from special charges to cost of sales on the statement of operations. Our Form 10-Q filed on February 14, 2001 and our Form 10-Q/A filed on March 12, 2001 are hereby superceded and revised as amended in their entirety.

             Unaudited Consolidated Condensed Balance Sheet as of December 31, 2000         3

             Consolidated Condensed Balance Sheet as of March 31, 2000 (derived from
             audited financial statements)                                                  3

             Unaudited Consolidated Condensed Statements of operations for the three and nine month periods ended December 31, 2000 and
             December 31, 1999                                                              4

             Unaudited Consolidated Condensed Statements of Cash Flows for the nine
             month periods ended December 31, 2000 and December 31, 1999                    5

             Notes to Consolidated Condensed Financial Statements                           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                      12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                      19

PART II   OTHER INFORMATION
-------   -----------------

Item 1.      Legal Proceedings                                                             20

Item 2.      Changes in Securities and Use of Proceeds                                     20

Item 3.      Defaults upon Senior Securities                                               20

Item 4.      Submission of Matters to a Vote of Security Holders                           20

Item 5.      Other Information                                                             20

Item 6.      Exhibits and Reports on Form 8-K                                              20


PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements

                            SOLA INTERNATIONAL INC.

                     Consolidated Condensed Balance Sheets
                     (in thousands, except per share data)

                                                                                        March 31, 2000
                                                                    December 31,        (derived from
                                                                        2000           audited financial
                                                                    (unaudited)          statements)
                                                                    ------------       -----------------
ASSETS

Current assets:
   Cash and cash equivalents......................................      $ 17,397            $ 18,852
   Trade accounts receivable, less allowance for doubtful
    accounts of $7,169 and $8,873 at December 31, 2000 and March
    31, 2000, respectively........................................       121,295             120,882
   Inventories....................................................       138,676             172,888
   Other current assets...........................................        24,035              35,725
                                                                        --------            --------
       Total current assets.......................................       301,403             348,347
Property, plant and equipment, at cost, less accumulated
       depreciation and amortization..............................       130,866             152,979
Goodwill and other intangibles, net...............................       178,162             195,465
Other long-term assets............................................        53,379              18,242
                                                                        --------            --------
       Total assets...............................................      $663,810            $715,033
                                                                        ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks.........................................      $  5,953            $ 18,741
   Current portion of long-term debt..............................         8,323               4,676
   Accounts payable...............................................        57,834              60,151
   Accrued liabilities............................................        44,919              43,326
   Accrued payroll and related compensation.......................        30,128              28,303
   Bank debt......................................................       141,600                  --
   Other current liabilities......................................         1,390               2,304
                                                                        --------            --------
       Total current liabilities..................................       290,147             157,501
Long-term debt, less current portion..............................         1,253               4,362
Bank debt, less current portion...................................            --             105,200
Senior notes......................................................        94,721              99,672
Other long-term liabilities.......................................        23,644              20,496
                                                                        --------            --------
       Total liabilities..........................................       409,765             387,231
                                                                        --------            --------

Commitments and Contingencies
Shareholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no
       shares issued..............................................            --                  --
Common stock, $0.01 par value; 50,000 shares authorized; 24,938
       shares issued..............................................           249                 249
Additional paid-in capital........................................       281,491             281,467
Equity participation loans........................................            --                 (10)
Retained earnings.................................................         7,221              71,319
Cumulative other comprehensive loss...............................       (26,750)            (25,223)
Common stock in treasury, at cost - 1,245 shares at
        December 31, 2000.........................................        (8,166)                 --
                                                                        --------            --------
       Total shareholders' equity.................................       254,045             327,802
                                                                        --------            --------
       Total liabilities and shareholders' equity.................      $663,810            $715,033
                                                                        ========            ========




  The accompanying notes are an integral part of these consolidated condensed financial statements

                            SOLA INTERNATIONAL INC.

           Unaudited Consolidated Condensed Statements of Operations
                     (in thousands, except per share data)
                                  (unaudited)


                                                                   Three Months Ended               Nine Months Ended
                                                                       December 31,                     December 31,
                                                                  2000             1999            2000              1999
                                                                  ----             ----            ----              ----
                                                                (revised)                        (revised)
Net sales....................................................  $ 126,144             $127,238   $ 400,683            $401,886
Cost of sales(including $28,154 of inventory write-downs in
     the three and nine-month periods ended December
     31, 2000 - Note 7)......................................    104,907               71,983     264,780             223,677
                                                               ---------             --------   ---------            --------
   Gross profit..............................................     21,237               55,255     135,903             178,209
                                                               ---------             --------   ---------            --------
Research and development expenses............................      3,373                4,861      11,273              15,216
Selling and marketing expenses...............................     25,732               25,752      75,216              76,812
General and administrative expenses..........................     14,286               16,529      42,960              46,063
Special charges..............................................     72,483                 (657)     86,474               3,706
                                                               ---------             --------   ---------            --------
   Operating expenses........................................    115,874               46,485     215,923             141,797
                                                               ---------             --------   ---------            --------
   Operating income/(loss)...................................    (94,637)               8,770     (80,020)             36,412
Interest expense, net........................................      5,600                4,963      17,008              13,912
                                                               ---------             --------   ---------            --------
   Income/(loss) before provision for income
    taxes, minority interest and extraordinary
    item.....................................................   (100,237)               3,807     (97,028)             22,500
Benefit/(provision) for income taxes.........................     32,490               (1,218)     31,410              (7,200)
Minority interest............................................         62                   86          49                 534
                                                               ---------             --------   ---------            --------
  Income/(loss) before extraordinary item                        (67,685)               2,675     (65,569)             15,834
Extraordinary item, net of tax...............................         --                   --       1,471                  --
                                                               ---------             --------   ---------            --------
   Net income/(loss).........................................   ($67,685)            $  2,675    ($64,098)           $ 15,834
                                                               =========             ========   =========            ========

Earnings/(loss) per share - basic
  Earnings/(loss) per share before extraordinary
    item.....................................................     ($2.86)            $   0.11      ($2.71)           $   0.64
  Extraordinary item.........................................         --                   --        0.06                  --
                                                               ---------             --------   ---------            --------
  Earnings/(loss) per share - basic..........................     ($2.86)            $   0.11      ($2.65)           $   0.64
                                                               =========             ========   =========            ========

Weighted average common shares outstanding...................     23,693               24,875      24,166              24,871
                                                               =========             ========   =========            ========

Earnings/(loss)  per share - diluted:
  Earnings/(loss) per share before extraordinary
    item.....................................................     ($2.86)            $   0.11      ($2.71)           $   0.63
  Extraordinary item.........................................         --                   --        0.06                  --
                                                               ---------             --------   ---------            --------
  Earnings/(loss) per share - diluted........................     ($2.86)            $   0.11      ($2.65)           $   0.63
                                                               =========             ========   =========            ========

Weighted average common and dilutive securities
 outstanding.................................................     23,693               25,075      24,166              25,113
                                                               =========             ========   =========            ========


  The accompanying notes are an integral part of these consolidated condensed financial statements

                            SOLA INTERNATIONAL INC.

           Unaudited Consolidated Condensed Statements of Cash Flows
                                (in thousands)


                                                        Nine Months Ended   Nine Months Ended
                                                        December 31, 2000   December 31, 1999
                                                        ------------------  ------------------

Net cash provided by operating activities.........           $  4,772            $  9,793
                                                             --------            --------
Cash flows from investing activities:
 Purchase of business.............................             (2,480)             (3,673)
    Investments in trade investments and joint
   ventures.......................................             (1,337)             (5,219)
 Capital expenditures.............................            (15,654)            (13,869)
 Other investing activities.......................                 14               1,045
                                                             --------            --------
Net cash used in investing activities.............            (19,457)            (21,716)
                                                             --------            --------
Cash flows from financing activities:
 Payments on equity participation loans/exercise
  of stock options................................                 34                 607

 Net receipts/(payments) under notes payable to
   banks..........................................             (8,813)              2,373
 Borrowings on long-term debt.....................              2,524               1,996
 Payments on long-term debt.......................             (3,217)             (4,443)
 Proceeds under bank debt.........................             36,400              14,500
 Purchase of treasury stock.......................             (8,166)                 --
 Repurchase of senior notes.......................             (4,984)                 --
                                                             --------            --------
Net cash provided by financing activities.........             13,778              15,033
                                                             --------            --------
Effect of exchange rate changes on cash and cash
 equivalents......................................               (548)               (311)
                                                             --------            --------
Net increase/(decrease) in cash and cash
 equivalents......................................             (1,455)              2,799
Cash and cash equivalents at beginning of period..             18,852              21,578
                                                             --------            --------
Cash and cash equivalents at end of period........           $ 17,397            $ 24,377
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

     After the Company issued its unaudited condensed consolidated financial statements for the three and nine-month periods ended December 31, 2000, it was determined that certain inventory write-downs that were classified as special charges should have been classified in cost of sales which will require a reclassification of such charges. The reclassification was made to ensure that the Company's special charges and cost of sales are in compliance with the appropriate accounting rules and interpretations. As a result, the Company has reclassified these items for the three and nine-month periods ended December 31, 2000. The impact of the reclassification on the results of the three and nine-month periods ended December 31, 2000 has been reflected throughout these condensed consolidated financial statements and accompanying footnotes and is as follows (amounts in thousands):



                                                                  Three Months Ended               Nine Months Ended
                                                                     December 31,                     December 31,
                                                                 2000              2000            2000              2000
                                                                 ----              ----            ----              ----
                                                          Previously Reported    Revised     Previously Reported    Revised

Net sales..............................................     $ 126,144         $ 126,144       $ 400,683         $ 400,683
Cost of sales-(including $28,154 of inventory
 write-downs in the revised three and nine-month
 periods ended December 31, 2000 - Note 7).............        76,753           104,907         236,626           264,780
                                                            ---------         ---------       ---------         ---------
   Gross profit........................................        49,391            21,237         164,057           135,903
                                                            ---------         ---------       ---------         ---------
Research and development expenses......................         3,373             3,373          11,273            11,273
Selling and marketing expenses.........................        25,732            25,732          75,216            75,216
General and administrative expenses....................        14,286            14,286          42,960            42,960
Special charges........................................       100,637            72,483         114,628            86,474
                                                            ---------         ---------       ---------         ---------
   Operating expenses..................................       144,028           115,874         244,077           215,923
                                                            ---------         ---------       ---------         ---------
   Operating income/(loss).............................       (94,637)          (94,637)        (80,020)          (80,020)
Interest expense, net..................................         5,600             5,600          17,008            17,008
                                                            ---------         ---------       ---------         ---------
   Income/(loss) before provision for income
    taxes, minority interest and extraordinary
    item...............................................      (100,237)         (100,237)        (97,028)          (97,028)
Benefit/(provision) for income
 taxes.................................................        32,490            32,490           31,410           31,410
Minority interest......................................            62                62               49               49
                                                            ---------         ---------        ---------        ---------

   Income/(loss) before extraordinary item.............       (67,685)          (67,685)        (65,569)          (65,569)
Extraordinary item, net of tax.........................           --                --            1,471               --
                                                            ---------         ---------       ---------         ---------
   Net income/(loss)...................................      ($67,685)         ($67,685)       ($64,098)         ($64,098)
                                                            =========         =========       =========         =========



2.   Inventories


                                 December 31, 2000   March 31, 2000
                                   (in thousands)    (in thousands)
                                 ------------------  ---------------

     Raw Materials............             $20,769         $ 15,427
     Work In Progress.........               3,359            7,273
     Finished Goods...........              89,379          105,274
     Molds....................              25,169           44,914
                                           -------         --------
                                          $138,676         $172,888
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

5.   Comprehensive Income

  The components of comprehensive income, net of related tax, are as follows (in thousands):



                                                    Three Months            Nine Months
                                                  Ended December 31,      Ended December 31,
                                                  2000         1999        2000      1999
                                                  ----         ----        ----      ----
Net income/(loss)...........................    $(67,685)  $ 2,675       $(64,098)  $15,834
Foreign currency translation adjustments....       9,597    (3,531)        (1,527)    1,080
                                                --------   -------       --------   -------
Comprehensive income (loss).................    $(58,088)  $  (856)      $(65,625)  $16,914
                                                ========   =======       ========   =======


6.   Earnings/(Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings/(loss) per share for the three and nine months ended December 31, 2000 and 1999 (in thousands except per share data):



                                                Three Months   Three Months   Nine Months   Nine Months
                                                    Ended         Ended          Ended         Ended
                                                December 31,   December 31,  December 31,   December 31,
                                                        2000           1999          2000           1999
                                                    --------        -------      --------        -------

Numerator:
Income/(loss) before extraordinary item.......      $(67,685)       $ 2,675      $(65,569)       $15,834
Extraordinary item, net of tax................            --             --         1,471             --
                                                    --------        -------      --------        -------
Net income/(loss).............................      $(67,685)       $ 2,675      $(64,098)       $15,834
                                                    ========        =======      ========        =======

Denominator:
Denominator for basic earnings per share -
Weighted average common shares
  outstanding.................................        23,693         24,875        24,166         24,871

Effect of dilutive securities:
 Employee stock options.......................            --            200            --            242
                                                    --------        -------      --------        -------
Denominator for diluted earnings per share -
Weighted average common shares and
   dilutive securities outstanding............        23,693         25,075        24,166         25,113
                                                    ========        =======      ========        =======

Basic earnings/(loss) per share:
Income/(loss) before extraordinary item.......      $  (2.86)       $  0.11      $  (2.71)       $  0.64
Extraordinary item, net of tax................            --             --          0.06             --
                                                    --------        -------      --------        -------
 Net income/(loss).............................     $  (2.86)       $  0.11      $  (2.65)       $  0.64
                                                    ========        =======      ========        =======

Diluted earnings/(loss) per share:
Income/(loss) before extraordinary item.......      $  (2.86)       $  0.11      $  (2.71)       $  0.63
Extraordinary item, net of tax................            --             --          0.06             --
                                                    --------        -------      --------        -------
 Net income/(loss).............................     $  (2.86)       $  0.11      $  (2.65)       $  0.63
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

7.    Special Charges and Transition Costs

      During the three and nine months ended December 31, 2000 the Company recorded pretax special charges of $72.5 million and $86.5 million, respectively. The pre-tax special charges are comprised of the following:



                                                                          Three Months Ended  Nine Months Ended
(in thousands)                                                             December 31,2000   December 31,2000
                                                                          ------------------  -----------------

Charges associated with work-force reductions                                        $ 4,163            $11,412
Molds write-off associated with product standardization                               23,556             23,556
Charges associated with facility closures ,product transfers and other                18,133             24,875
Goodwill write-off                                                                    17,025             17,025
Asset write-offs associated with discontinued product line                             6,490              6,490
Charges associated with the devaluation of the Brazilian Real                          3,116              3,116
                                                                                     -------            -------
   Total                                                                             $72,483            $86,474
                                                                                     =======            =======

      Primarily as a result of the Company's restructuring plan, which commenced in the fourth quarter of fiscal 2000, the Company incurred $72.5 million of pretax special charges during the three months ended December 31, 2000. The Company incurred $4.2 million associated with workforce reductions mainly in North America (233 employees). During the three months ended December 31, 2000 the Company paid $1.3 million related to workforce reductions implemented in the fourth quarter of fiscal 2000 and first nine months of fiscal 2001. The special charge includes $23.6 million related to the write-off of molds which were discontinued as a result of the Company's efforts to globally standardize product specifications. The Company also continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities. As a result, charges of $18.1 million related to redundant equipment write-off and facility closure costs and $17.0 million related to the write-off of goodwill associated with a prior acquisition of a lens manufacturing business were incurred. Additionally, in the third quarter of fiscal 2001 the Company discontinued the development and manufacture of polycarbonate Matrix products. As a result, the Company incurred $6.5 million in asset write-offs including equipment ($5.9 million)and related commitments ($0.6 million). Lastly, the devaluation of the Brazilian Real (11% in the third fiscal quarter) and the related impact on asset valuation resulted in a special charge of $3.1 million.

      During the nine months ended December 31, 2000 the Company recorded pretax special charges of $86.5 million. The Company incurred $11.4 million associated with workforce reductions in North America, Europe and Australia (543 employees). The special charge includes $23.6 million related to the write-off of molds which were discontinued as a result of the Company's efforts to globally standardize product specifications. Also, the Company continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities that commenced in the fourth quarter of fiscal 2000. As a result, charges of $24.9 million related to redundant equipment write-offS and facility closure costs and $17.0 million related to the write-off of goodwill associated with a prior acquisition of a lens manufacturing business were incurred. Additionally, as a result of the discontinuation of the development of the polycarbonate Matrix product line, the Company incurred $6.5 million in asset write-offs including equipment ($5.9 million)and related commitments ($0.6 million). Lastly, the devaluation of the Brazilian Real (11% in the third fiscal quarter) and the related impact on asset valuation resulted in a special charge of $3.1 million.

In addition to the special charges of $72.5 million recorded in the three month period ended December 31, 2000, the Company wrote-down approximately $28.2 million in inventory which were discontinued as a result of the Company's efforts to globally standardize product specifications. These write-downs have been accounted for in cost of sales.

      Details of the special charges are as follows (in thousands):



                                                                              Asset Write-
                                                                              offs
                                                     Facility                 Associated
                                                     Closures,   Goodwill     with            Devaluation of
                           Workforce     Molds       Product     and other    Discontinued    Brazilian
                           Reductions    Write-offs  Transfers  Write-offs    Product Line    Real             Total
                           ----------    ----------  ---------  ----------    ------------    --------------   --------

Restructuring
 Liability as of
 March 31, 2000              $ 6,268       $     -     $     -    $     -      $      -       $      -         $  6,268
                             -------       -------     -------    -------      --------       --------         --------

Fiscal 2001:
 Charges to
 Operations:
  First Quarter                6,088             -         744          -             -              -            6,832
  Second Quarter               1,161                     5,998          -             -              -            7,159
  Third Quarter                4,163        23,556      18,133     17,025         6,490          3,116           72,483
                             -------       -------     -------    -------      --------       --------         --------
   Nine Months Ended
   December 31, 2000          11,412        23,556      24,875     17,025         6,490          3,116           86,474
Utilized:
  Non cash                         -       (23,556)    (22,266)    (17,025)     (17,328)        (3,116)         (72,453)
  Cash                        (7,688)            -        (188)          -            -              -           (7,876)
                             -------       -------     -------    --------     --------       --------         --------
Restructuring
 Liability as of
  December 31, 2000          $ 9,992       $     -     $  2,421   $      -     $      -       $      -         $ 12,413
                             =======       =======     ========   ========     ========       ========         ========



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

Gross Profit and Gross Margin

  Gross profit totaled $21.2 million for the three months ended December 31, 2000, reflecting a decrease of 61.6% from gross profit of $55.3 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased from 43.4% for the three months ended December 31, 1999 to 16.8% for the three months ended December 31, 2000. Included in gross profit for the current quarter was approximately $4.7 million of costs relating to transition activities associated with the Company's restructuring plan (see note 7 of notes to financial statements). These transition costs include underabsoption of manufacturing overhead due to reduced production levels and the impact of product migration activities. In addition, the Company wrote-down approximately $28.2 million in inventory which was discontinued as a result of the Company's efforts to globally standardize product specifications. These write-downs have been accounted for in cost of sales. If the write-downs of inventory and transition costs were excluded, gross margin would have been 42.9% for the quarter ended December 31, 2000. Additionally, the Company experiences price competition, which can be severe in certain markets, especially for standard products.

Operating Expenses

  Operating expenses in the three months ended December 31, 2000 totaled $115.9 million, an increase of $69.4 million from the same period in the prior year. Included in operating expenses for the three months ended December 31, 2000 and 1999 were $72.5 million of expense, and $0.7 million of income, respectively, representing special charges. Also included in operating expenses for the current quarter were $4.1 million of costs relating to transition activities associated with the Company's restructuring plan. If special charges and transition costs were excluded from both periods, operating expenses would have been $39.3 million and $47.1 million, respectively, representing a decrease over the three months ended December 31, 1999 of 16.7%. Operating expenses, excluding the special charges and transition costs, for the three months ended December
31, 2000 and 1999 as a percentage of net sales were 31.1% and 37.1%, respectively. Research and development expenses for the three months ended December 31, 2000 decreased $1.5 million to $3.4 million, compared to $4.9 million for the three months ended December 31, 1999, which represents 2.7% and 3.8% of net sales for the three months ended December 31, 2000 and 1999, respectively. The decrease in research and development expenses is due in part to the impact of the strong U.S. dollar against non-U.S. dollar expenses as well as headcount reductions associated with the restructuring plan. Selling and marketing expenses for the three months ended December 31, 2000 and 1999 were $25.7 million, which represents 20.4% and 20.2% of net sales, respectively. General and administrative expenses for the three months ended December 31, 2000 were $14.3 million compared to $16.5 million for the same period in the prior year, a decrease of $2.2 million. As a percentage of net sales general and administrative expenses decreased to 11.3% from 13.0% in the prior year.

  Primarily as a result of the Company's restructuring plan, which commenced in the fourth quarter of fiscal 2000, the Company incurred $72.5 million of pretax special charges during the three months ended December 31, 2000. The Company incurred $4.2 million associated with workforce reductions mainly in North America (233 employees). During the three months ended December 31, 2000 the Company paid $1.3 million related to workforce reductions implemented in the fourth quarter of fiscal 2000 and first nine months of fiscal 2001. The special charge includes $23.6 million related to the write-off of molds which were discontinued as a result of the Company's efforts to globally standardize product specifications. The Company also continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities. As a result, charges of $18.1 million related to redundant equipment write-off and facility closure costs and $17.0 million related to the write-off of goodwill associated with a prior acquisition of a lens manufacturing business were incurred. Additionally, in the third quarter of fiscal 2001 the Company discontinued the development and manufacture of polycarbonate Matrix products. As a result, the Company incurred $6.5 million in asset write-offs including equipment ($5.9 million)and related commitments ($0.6 million). Lastly, the devaluation of the Brazilian Real (11% in the third fiscal quarter) and the related impact on asset valuation resulted in a special charge of $3.1 million.

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

Operating Income/Loss

  For the three months ended December 31, 2000 the Company's operating loss totaled $94.6 compared to operating income of $8.8 million for the same period in the prior year, a decrease of $103.4 million. Operating income excluding special charges, write-downs of inventory and transition costs in the three months ended December 31, 2000 and 1999 would have been $14.9 million and $8.1 million, respectively, an increase of $6.8 million, or 90.0%.

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

Net Income/Loss

  Net loss for the three months ended December 31, 2000 totaled $67.7 million compared to net income of $2.7 million for the same period in the prior year. If the special charges, write-downs of inventory and transition costs and the associated taxes were excluded from the three months ended December 31, 2000 and 1999, net income would have been $6.9 million and $2.2 million, respectively, an increase of $4.7 million.

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

Gross Profit and Gross Margin

  Gross profit totaled $135.9 million for the nine months ended December 31, 2000, reflecting a decrease of 23.7% from gross profit of $178.2 million for the same period in the prior year. Gross profit as a percentage of net sales ("gross margin") decreased from 44.3% for the nine months ended December 31, 1999 to 33.9% for the nine months ended December 31, 2000. Included in gross profit in fiscal 2001 was approximately $4.7 million of costs relating to transition activities associated with the Company's restructuring plan (see note 7 of notes to financial statements). These transition costs include underabsorption of manufacturing overhead due to reduced production levels and the impact of product migration activities. In addition, the Company wrote-down approximately $28.2 million in inventory which was discountinued as a result of the Company's efforts to globally standardize product specifications. These write-downs have been accounted for in cost of sales. If the write-downs of inventory and transition costs were excluded, gross margin would have been 42.1% for the nine months ended December 31, 2000. The Company experiences price competition, which can be severe in certain markets, particularly for standard products.

Operating Expenses

  Operating expenses in the nine months ended December 31, 2000 totaled $215.9 million compared to operating expenses of $141.8 million for the same period in the prior year. Included in operating expenses for the nine months ended December 31, 2000 and 1999 were special charges of $86.5 million and $3.7 million respectively. Also included in operating expenses in fiscal 2001 were $4.1 million of costs relating to transition activities associated with the Company's restructuring plan. If these special charges and transition costs were excluded from both periods, operating expenses would have been $125.4 million for the nine months ended December 31, 2000 and $138.1 million for the same period in the prior year, a decrease of $12.7 million. Operating expenses, excluding the special charges and transition costs, for the nine months ended December 31, 2000 and 1999 as a percentage of net sales were 31.3% and 34.4%, respectively. Research and development expenses for the nine months ended December 31, 2000 decreased $3.9 million to $11.3 million, from $15.2 million for the nine months ended December 31, 1999, which represent 2.8% and 3.8% of net sales for the nine months ended December 31, 2000 and 1999, respectively. The decrease in research and development expenses is due in part to the impact of the strong U.S. dollar against non-U.S. dollar expenses as well as headcount reductions associated with the restructuring plan. Selling and marketing expenses for the nine months ended December 31, 2000 decreased $1.6 million to $75.2 million compared to $76.8 million for the same period in the prior year. Selling and marketing expenses represent 18.8% and 19.1% of net sales for the nine months ended December 31, 2000 and 1999, respectively. General and administrative expenses were $43.0 million for the nine months ended December 31, 2000 and $46.1 million for the same period in the prior year, a decrease of $3.1 million. As a percentage of net sales, general and administrative expenses decreased from 11.5% for the months ended December 31, 1999 to 10.7% for the nine months ended December 31, 2000.

  During the nine months ended December 31, 2000 the Company recorded pretax special charges of $86.5 million. The Company incurred $11.4 million associated with workforce reductions in North America, Europe and Australia (543 employees). The special charge includes $ 23.6million related to the write-off of molds which were discontinued as a result of the Company's efforts to globally standardize product specifications. Also, the Company continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities that commenced in the fourth quarter of fiscal 2000. As a result, charges of $24.9 million related to redundant equipment write-off and facility closure costs and
17.0 million related to the write-off of goodwill associated with a prior acquisition of a lens manufacturing business were incurred. Additionally, as a result of the discontinuation of the development of the polycarbonate Matrix product line, the Company incurred $6.5 million in asset write-offs including equipment ($5.9 million)and related commitments ($0.6 million). Lastly, the devaluation of the Brazilian Real (11% in the third fiscal quarter) and the related impact on asset valuation resulted in a special charge of $3.1 million.

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

Operating Income/Loss

  Operating loss for the nine months ended December 31, 2000 totaled $80.0 million, a decrease of $116.4 million from operating income of $36.4 million for the nine months ended December 31, 1999. Operating income excluding the special charges, write-downs of inventory and transition costs in the nine months ended December 31, 2000 and 1999 would have been $43.4 million and $40.1 million, respectively, an increase of $3.3 million, or 8.2%.

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

Net Income/Loss

  Net loss for the nine months ended December 31, 2000 totaled $64.1 million compared to net income of $15.8 million for the same period in the prior year. If the special charges, write-downs of inventory and transition costs, extraordinary item and associated taxes were excluded from the nine months ended December 31, 2000 and 1999, net income would have been $18.6 million and $18.4 million, respectively, an increase of $0.2 million.

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

           Not applicable

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

     Exhibit Number                       Description
     --------------                       -----------
       10.26 Amendment No. 4 to the Multicurrency Credit Agreement, dated as of June 14, 1996, among Sola International Inc., and the other Borrowers as the Borrowers, the Subsidiary Guarantors, The Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, The First National Bank of Boston and The Bank of Nova Scotia, as Co-Agents, and the Other Financial Institutions Party Thereto*

       10.27                Employment Agreement between Sola International Inc.
                            and Jeremy Charles Bishop, dated as of November 6, 2000*

       27                   Financial Data Schedule
     ----------
     *  Previously filed.

           (b)  Reports on Form 8-K

            No Reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Sola International Inc.
                                       (Registrant)



Dated: March  23  , 2001           By: /s/ Steven M. Neil
       ------------------             --------------------------
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

     27                       Financial Data Schedule