Form 10-K
period 2001-03-31
SOLA INTERNATIONAL INC
filed 2001-06-27
CIK 912088

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to

                        Commission File Number: 1-13606

                               ----------------
                            SOLA INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                               ----------------
                DELAWARE                               94-3189941
    (State or other jurisdiction of       (I.R.S. employer identification no.)
     incorporation or organization)

      1290 OAKMEAD PARKWAY, SUITE 230, SUNNYVALE, CA          94085
         (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (408) 735-1982

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class:           Name of exchange on which registered:
     Common Stock, Par Value $0.01              New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of June 1, 2001, the aggregate market value of Common Stock held by non-affiliates was approximately $330,318,300. For purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

   As of June 1, 2001, 23,712,816 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding. The registrant's stock is traded on the New York Stock Exchange under the symbol SOL.

   Documents Incorporated by Reference: Portions of the registrant's proxy statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SOLA INTERNATIONAL INC.

                           ANNUAL REPORT ON FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                                                          Page
                                                                          ----
 PART I

 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................   10
 Item 3.  Legal Proceedings.............................................   11
 Item 4.  Submission of Matters to a Vote of Security Holders...........   11

 PART II

 Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters..........................................   12
 Item 6.  Selected Financial Data.......................................   13
 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   14
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   28
 Item 8.  Financial Statements and Supplementary Data...................   30
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   30

 PART III

 Item 10. Directors and Executive Officers of the Registrant............   31
 Item 11. Executive Compensation........................................   32
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   32
 Item 13. Certain Relationships and Related Transactions................   32

 PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K.....................................................   33

   Our trademarks, service marks and trade names include AO b'Active, AO Compact, Contour, Enigma, Finalite 1.6, Matrix, Percepta, SOLAMax, Spectralite, Visuality and ViZio, among others. This report also contains trademarks, service marks, copyrights and trade name of other companies.

                                     PART I

Item 1. Business

The Company

   We commenced operations in 1960 and were incorporated in Delaware in 1993. We are a leading global designer, manufacturer and distributor of a broad range of plastic and glass eyeglass lenses and hold a leading manufacturing and technology position in the fast growing plastic lens segment of the global spectacle lens market. We have sales offices in 30 countries worldwide and operate in most major regions of the world. We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in each major region where we operate, including North America, Europe and Rest of World (consisting primarily of Australia, Asia and South America). We focus our efforts on value-added products, including products with advanced design characteristics, lens coatings and treatments and thin and light weight materials (e.g., polycarbonate). Approximately 68% of our annual net sales are represented by value-added products.

   We market our spectacle lens products globally under the brands SOLA and American Optical (AO) and distribute them globally through three primary channels: (1) direct to national chain retail, (2) direct to retail outlets and
(3) wholesale distributors (e.g., independent processing laboratories). Additionally, in the United States we sell directly to managed care organizations, a rapidly growing segment of the spectacle lens market.

   Our business is organized into three primary markets: North America, Europe and Rest of World. For the fiscal year ended March 31, 2001, we generated approximately 45% of our net sales from North America, 33% from Europe and 22% from Rest of World.

  . North America is currently our largest market. We estimate that the total volume of eyeglass lenses (in pairs) sold in North America is approximately 110 million annually, and our share in terms of volume in this region is approximately 25%, representing the #2 position in the market. We estimate annual market growth of 1% to 3%. Our net sales in North America for the fiscal year ended March 31, 2001 were $245.4 million compared to $258.2 million in the prior year, a decrease of 4.9%. Using constant exchange rates, net sales decreased by 4.8%. The sales decline in the North American region occurred mostly in the second quarter due to temporarily limited distribution opportunities as a result of competitors' acquisitions of independent processing laboratories.

  . Europe is currently our second largest market. We estimate that the total volume of eyeglass lenses (in pairs) sold in Europe is approximately 95 million annually, and our share in terms of volume in this region is approximately 14%, representing the #2 position in the market. We estimate annual market growth of 3% to 5% in Western Europe and 6% to 8% in Eastern Europe. Our net sales in Europe for the fiscal year ended March 31, 2001 were $182.9 million compared to $179.0 million in the prior year, an increase of 2.2%. Using constant exchange rates, net sales increased by 13.6%. Net sales in the European region increased despite slowdowns in the United Kingdom and Germany. This sales growth represents significant share gains across the continent. These gains are attributable to strong sales of progressive lenses, particularly AO Compact; strengthened sales and marketing strategies; and the robust relationships developed by our prescription laboratories with customers in Italy, France and Belgium.

  . Rest of World is currently our third largest market. We estimate that the total volume of eyeglass lenses (in pairs) sold in this market is approximately 98 million annually, and our share in terms of volume in this region is approximately 17%, representing the #1 position in Australia and South America and the #2 or #3 position in Asia. We estimate annual market growth in developed countries in this market of 1% to 3% and in developing countries of 6% to 10%. Our net sales in Rest of World for the year ended March 31, 2001 were $117.1 million compared to $106.3 million in the prior period, an increase of 10.2%. Using constant exchange rates, net sales increased by 15.1%. Net sales in the Rest of World region increased as a result of the continued market recovery in Asia and South America, partially offset by lower sales in China and Southeast Asia.

   For more information concerning our geographic areas, see Note 16 of Notes to Consolidated Financial Statements and "Risk Factors--Risk Factors Relating to Sola and the Industry--We are subject to certain risks associated with our foreign operations", "--We concentrate a large part of our manufacturing operations in Tijuana, Mexico" and "--We conduct all of our foreign operations through subsidiaries and the payment of dividends by these entities may be restricted."

Strategic Initiatives

   Our organization has historically been managed on a decentralized basis with each operating unit having its own manufacturing facilities, distribution centers and inventory management systems. This decentralized approach resulted in excess manufacturing capacity, redundant facilities in high cost regions and excessive distribution centers. In the third quarter of fiscal 1999, we initiated a strategic operating review designed to streamline manufacturing and distribution, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. In April 2000, we appointed Jeremy Bishop as our new President and Chief Executive Officer. Following his appointment, Mr. Bishop expanded the scope of our strategic cost cutting program and accelerated the implementation of our strategic initiatives begun in 1999. Following completion of the strategic initiatives, operations will consist of four primary and seven specialized manufacturing facilities, two primary research and development centers, 12 primary prescription laboratories and five primary distribution centers.

   The charges recorded for these initiatives from fiscal 1999 through the end of fiscal 2001, net of gains on asset sales, totaled approximately $167.7 million, including $39.5 million of associated inventory write-offs classified in cost of sales, with a corresponding cash impact of approximately $47.0 million. The non-cash charges relate primarily to the write-off of equipment and other assets, as well as the impairment of goodwill. The cash charges relate primarily to severance expenses and facility closures. We realized approximately $20.0 million of savings in fiscal year 2001 related to the initiatives implemented during fiscal 1999 and 2000, and we expect to generate additional savings of approximately $24.0 million annually beginning in fiscal year 2003 as a result of the actions taken in fiscal year 2001. Additionally, cash proceeds are anticipated from sales of land and buildings made redundant by these initiatives, approximately $6.8 million of which we realized in fiscal 2001.

   In addition to special charges, we incurred transition costs associated with executing our strategic initiatives. These costs totaled $17.5 million in fiscal 2001 and largely related to: (1) expenditures to execute the strategic actions (e.g., certain employee and facility costs) and (2) expenses incurred that will be eliminated upon completion of the strategic actions (e.g., manufacturing variances).

Competitive Strengths

   We believe that our strong competitive position is attributable to a number of factors, including the following:

 Global Scope

   We currently sell our products to customers in over 50 countries worldwide and operate in most major regions of the world. Our geographically diverse customer base limits our dependence upon any particular customer or geographic region. Following completion of our strategic initiatives, our operations will consist of four primary and seven specialized manufacturing facilities, two primary research and development centers,12 primary prescription laboratories and five primary distribution centers. In addition, we have sales offices in 30 countries worldwide. Our global scope, combined with our manufacturing and logistics capabilities, enables us to meet customer demand for delivery of a broad range of products efficiently, cost effectively and in a timely manner. Our primary brands, SOLA and AO, are recognized throughout the world. We believe global brand recognition is a significant advantage in the highly competitive spectacle lens market.

 Leading Market Position

   We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in most major regions of the world, including the #1 market position in Australia, Brazil, Italy, Portugal and the United Kingdom and the #2 market position in France and the U.S.

 Significant Sales of Valued-Added Products

   We focus our efforts on value-added products, which currently represent approximately 68% of our net sales. Value-added products are products with advanced design characteristics, lens coatings and treatments and thin and light weight materials (e.g., polycarbonate). We believe our value-added products enable us to strengthen relationships with existing customers and develop relationships with new customers. Many of our value-added products are sold under global brand names developed under our two primary brands, SOLA and AO.

 Research and Development Expertise

   We believe that we are a technological leader in the plastic lens segment of the spectacle lens industry, with particular expertise in the development of new lens materials and designs. We have devoted significant resources to the research and development of new products and technology, with expenditures of $18.8 million in fiscal 1999, $20.0 million in fiscal 2000 and $14.9 million in fiscal 2001. The $5.1 million or 25.8% decrease in our research and development expenses was due in part to headcount reductions associated with the strategic initiatives (approximately 50 employees) as well as the impact of the strong U.S. dollar against non-U.S. dollar expenses. Over the last ten years, we have successfully developed and marketed a number of innovative products. Most notable are our progressive lens designs (lenses that have a continuous gradient of corrective power), including Percepta, Visuality, AO Compact and VIP, and our proprietary thin and light weight materials, Spectralite and Finalite. These new products incorporate complex design and chemical features that differentiate them from our competitors' products. Sales of new products generally have experienced a higher growth rate and generated an above average gross profit per pair compared to other plastic lenses sold by us. Our technical expertise is demonstrated by our receipt of numerous Optical Laboratory Association awards for technical design excellence.

 Leading Position in the Growing Chain Retail and Managed Care Channels

   We believe that we hold the #1 market position in terms of volume of plastic lenses sold in the North American chain retail and managed care distribution channels. We have established our strong position in these channels by providing differentiated new products, timeliness of delivery and a commitment to product quality, technical support and product education. We work with most major retail chains in North America, including Wal-Mart Stores, Inc., LensCrafters and U.S. Vision, Inc. Our commitment to quality and customer service is evidenced by Wal-Mart selecting us as category manager for its optical lens business and as the only lens maker to be awarded the title Supplier of the Year for 2000. In addition, our managed care customers include Kaiser Permanente and Vision Service Plan (VSP). Our managed care customers select us as their preferred spectacle lens supplier primarily because of our broad product portfolio and superior marketing support services.

 Strong Direct to Retail Business in Europe

   Although the U.S. market is the single largest spectacle market in the world, we benefit from our global diversity, and most specifically, from our strong operations in Europe. European operations have generated average annual sales growth of more than 10% over the past three fiscal years on a constant dollar basis. The significant growth of our European direct to retail business is due to our vertically integrated network of prescription laboratories. We have five primary prescription laboratories in Europe, which allow us to directly meet the needs of the eyecare professionals in markets where an independent wholesale channel generally does not exist. Additionally, we believe that these laboratories will enable us to penetrate new markets as we introduce new products that require advanced technical processing capabilities. Our European market share in terms of volume of plastic eyeglass lenses sold has consistently been strong over the past five years, and we believe that we maintain the #1 market share position in Italy, Portugal and the United Kingdom and the #2 position in France.

 Experienced Management Team

   Our senior management team, led by our recently appointed President and Chief Executive Officer Jeremy C. Bishop, has over 100 years of combined vision care industry experience. Prior to his appointment as President and Chief Executive Officer in April 2000, Mr. Bishop served as President of American Optical Lens Company, a subsidiary of ours since its acquisition in 1996. Mr. Bishop joined American Optical in 1990 as Vice President of European Operations. Under Mr. Bishop's leadership, we have reduced annualized operating expenses by more than $20.0 million, completed a number of key strategic initiatives and improved our financial performance. Mr. Bishop and his senior management team have fostered a new culture geared towards continued cost reduction, cash flow generation, marketing and new product development.

Business Strategy

   Our strategy is to enhance our strong market position and to increase net sales and cash flow by capitalizing on our position as a leading manufacturer and distributor of plastic eyeglass lenses.

 Capitalize on Positive Demographic Trends Affecting the Vision Care Industry

   We believe that we are well positioned to benefit from the positive demographic changes expected to take place in our markets. According to the U.S. Census, middle series projections, the number of people in the age group 40-59 is expected to increase by 14% over the next five years, peaking in 2015. This age group is the group primarily affected by presbyopia. Presbyopia is a natural aging process that limits the eyes' ability to focus on near objects and is the principal driver behind the need for multi-focal vision correction. Our leading position in the design and manufacture of progressive lenses positions us favorably to realize the benefit of this demographic trend. We plan to focus on the further development and enhancement of our progressive lens designs.

 Focus on Marketing and Sales

   We develop and manage our marketing strategy on a centralized basis while employing local sales and marketing implementation and tactics. We differentiate our products from those of our competitors through lens designs, materials and coatings targeted to meet customer needs. We seek to expand our market share by developing brand recognition for our products, continuing to develop partnerships with chain retailers, expanding our direct to retail business through SOLA Technologies, focusing marketing expenditures on target markets and accounts and marketing to customers the advantage of higher margin, value-added products. We continue to market our two primary brands, SOLA and AO, and to position them throughout the world. Our marketing efforts are intended to help us compete on the basis of quality and service rather than price.

 Introduce New Products

   We invest significant resources in the development of new and innovative products. Since 1998, we have successfully developed and marketed proprietary lens designs, including Percepta, Visuality and AO Compact. In fiscal year 2001, we have successfully introduced additional new products including SOLAMax and AO b'Active progressive lenses. In April 2001, we opened SOLA Technologies, our first prescription laboratory in the U.S., with the introduction of our initial product, Enigma, in our Contour Optics category. We believe that Contour Optics offer superior performance and distinctive fashion features that will enable us to improve significantly our gross margins in single vision lenses and strengthen our ability to develop brand and customer loyalties.

 Improve Cash Flow Performance

   A primary focus of ours is executing key business fundamentals and managing our business for improved financial performance, including cash flow generation. We have implemented strategic initiatives aimed at streamlining and standardizing our operations globally. The initiatives have the following major objectives:

  . to shift production of high-volume, standard products from higher cost manufacturing facilities in the United States, Australia and Ireland to low-cost manufacturing sites in Mexico, China and Brazil;

  .   to consolidate manufacturing expertise at fewer production facilities;

  .   to standardize product specifications globally; and

  .   to streamline distribution and logistics operations.

   We believe that these initiatives will result in continued cost reductions, lower working capital investment, a more efficient distribution network and improved cash flow while maintaining or improving our customer service levels. Other actions to improve profitability include developing global information technologies that enable us to manage global inventories and demand and monitoring manufacturing performance.

Products

   We manufacture lenses using both plastic and glass materials, with plastic lenses currently accounting for approximately 95% of our net lens sales. Approximately 49% of our sales of plastic prescription lenses are sales of conventional hard resin plastic lenses, with the balance derived from advanced lens materials with thin and light weight features. Our plastic lens materials are comprised of the following:

  .   Conventional hard resin plastic;

  . Spectralite, Finalite and other non-proprietary thin and light weight plastic; and

  . Polycarbonate, a thin and lightweight material with greater impact resistance.

   We market and produce a variety of lens coatings and treatments that significantly enhance the performance of our lens products. These coatings and treatments include the following:

  .   Anti-scratch coatings that prolong the life of our lenses;

  . Anti-reflective coatings that allow more light to pass through the lens for improved vision; and

  . Photochromic treatments that darken the lens when exposed to direct sunlight.

   The penetration of coated and treated lenses varies significantly from market to market and represents a significant growth opportunity for us. Photochromic lenses are processed by a third party using technology that is proprietary to the third party.

   Most of the materials necessary to produce our products and coatings are readily available from a number of potential sources at competitive prices. In order to reduce materials costs, we coordinate centrally the purchasing of raw materials, including monomers. For more information regarding the availability of polycarbonate and monomer raw materials, see "Risk Factors--Risks Relating to Sola and the Industry--We are dependent on a small number of suppliers for raw materials."

Marketing and Sales

   Our sales offices are located in 30 countries worldwide. As of March 31, 2001, there were approximately 535 employees involved in our sales and marketing efforts. Our sales and marketing expenditures for fiscal 2001 were $105.6 million, representing 19.4% of net sales. We differentiate our products from those of our competitors through lens designs, materials and coatings targeted to meet customer needs. We seek to expand our market share by developing brand recognition for our products, continuing to develop partnerships with chain retailers, expanding our direct to retail business through SOLA Technologies, focusing our marketing expenditures on target markets and accounts and marketing to customers the advantage of higher margin, value-added products. Our marketing efforts are intended to help us compete on the basis of product breadth, quality and service rather than price.

   We continue to develop our two primary brands, SOLA and AO, and to position them throughout the world. Under each of these brands, we will continue to market a portfolio of products designed to meet the lifestyle needs of consumers worldwide. Key brands of ours recognized throughout the world include VIP, Percepta, Visuality, AO Compact, SOLAMax and AO b'Active.

Distribution

   Most multifocal lenses and some single vision lenses require secondary processing at a laboratory before they can be dispensed to a consumer. In some cases, lens manufacturers operate their own laboratories, while in other instances they sell semi-finished lenses to independent labs that handle the final processing and distribute the products to eyecare practitioners. Many retail chains operate their own laboratories, either inside the retail location or at a separate site.

   The final stage in distribution takes place in either a retail store or an independent eyecare practitioner's office. Although dispensing regulations differ from market to market, prescription lenses still require the involvement of an optician, optometrist or ophthalmologist, in most instances before they can be sold to a consumer. Chain retailers have increased their presence in all regions of the world and are gradually replacing the medical/healthcare orientation of the industry with more consumer-oriented approaches.

   The four primary channels that are used for distribution of our prescription lenses are the following:

  . National chain retail, super optical retail stores and retail buying groups, many of which have on-site lens processing capability. This is a growing distribution channel for us in each of our major regions;

  . Direct distribution to small- and medium-sized retail outlets, including distribution direct to eyecare professionals through our processing laboratories;

  . Wholesale distributors or independent processing laboratories that process our lenses and then resell them to retail outlets and eyecare practitioners; and

  . Managed care organizations in the United States, many of which have on-site lens processing capability.

   Our plano lenses (lenses with no corrective power) are sold primarily directly to sunglass manufacturers.

   Prior to the strategic initiatives, we operated several distribution centers worldwide. Following completion of our strategic initiatives, our distribution and logistics operations will consist of five primary distribution centers. The five remaining distribution centers will be located in North America (2), Europe, Asia and South America. For more information regarding our North American chain retail channel, see "Risk Factors--Risks Relating to Sola and the Industry--We are dependent upon the North American chain retail channel."

Customers

   During fiscal 2001, our ten largest customers accounted for 23.7% of net sales, and our largest customer accounted for less than 5% of net sales. During fiscal 2001, eight of our ten largest customers were located in North America and accounted for 17.1% of net sales. For the quarter ended March 31, 2001, sales to our top 20 North American customers increased by 1.9% as compared to the prior period.

Manufacturing Operations

   At the beginning of fiscal 1999, we operated 18 manufacturing facilities worldwide. We currently operate 16 facilities, including our recently acquired Oracle operations. Following the completion of our strategic initiatives, we will have four primary and seven specialized manufacturing facilities worldwide. These initiatives include shifting production of high-volume, standard products from the U.S., Australia and Ireland to low-cost manufacturing sites in Mexico, China and Brazil. This transfer of production will require us to develop global product standard specifications, allowing us to source products globally.

Research and Development

   We continue to invest heavily in research and development in order to introduce new and innovative products and to improve the efficiency of our manufacturing process. As of March 31, 2001, there were approximately 134 employees involved in our research and development efforts. Our research and development expenditures for fiscal 2001 were $14.9 million, representing 2.7% of net sales, for fiscal 2000 were $20.0 million, representing 3.7% of net sales and for fiscal 1999 were $18.8 million, representing 3.5% of net sales. We have our own research and development centers in Petaluma, California, Southbridge, Massachusetts, and Lonsdale, Australia.

   Our research and development focuses on the design and development of higher margin, value-added products, on new materials with superior characteristics, on technology that will deliver products to the market more efficiently and on technologies to improve productivity in the manufacture of existing products. Recent research and development programs include the successful development of our Finalite and Spectralite materials; Percepta, Visuality and AO Compact progressive designs; and ViZio polycarbonate lenses.

   In April 2001, we launched a new single vision product, Enigma, featuring an innovative design that matches the contours of the lens to the shape of the eye, thus providing superior optical performance. This is proprietary technology that will create a new product category for Sola and for the spectacle lens industry. The product is being distributed through our wholly owned prescription laboratory, SOLA Technologies, located in Hebron, Kentucky.

Competition

   The spectacle lens industry is highly competitive. We compete principally on the basis of customer service, the quality and breadth of product offerings, innovation and price. Our largest global competitors are Essilor International SA and Hoya Corporation. The spectacle lens industry is characterized by price competition, which can be severe in certain markets, particularly for high-volume, standard products.

   We attempt, to the extent possible, to counter competition on the basis of price by focusing on providing a rapid response to orders, maintaining high fill rates, developing differentiated new products and educating processing laboratories and eyecare practitioners on the benefits of our lenses and coatings. Since recently developed products comprise a substantial portion of our sales, our performance is dependent on our continuing ability to develop and market new products.

   In addition to direct competition from other manufacturers of eyeglass lenses, we compete indirectly with manufacturers of contact lenses and providers of medical procedures for the correction of visual impairment. Contact lenses are not, however, perfect substitutes for eyeglasses because of the difficulty of developing progressive or bifocal contact lenses. In addition, contact lens wearers also tend to own eyeglasses. A number of companies have developed, or are developing, surgical equipment or implants used to correct refractive error, including myopia, hyperopia and astigmatism. These procedures are currently ineffective at correcting presbyopia. Presbyopia affects the vast majority of people above the age of 45 and is a major cause of demand for our progressive and other multifocal lenses. However, current medical procedures, or ones developed in the future, could materially impact demand for our lenses.

Patents, Trademarks & Licenses

   We seek to protect our intellectual property throughout the world. As of March 31, 2001, we had filed, or applied for, patents for 94 discrete inventions or technologies. Many of our patents have been filed in multiple countries, and they include 63 patents, or patent applications, filed in the United States. We have been granted, or are licensed to use, 911 trademarks in various countries, representing rights to 214 discrete names. These include 85 trademarks granted in the United States. Further, there are 117 trade names under application by us. We do not believe that we are dependent on any particular patent, trade secret or similar intellectual property. Because of our manufacturing, marketing and distribution strengths, we believe that the loss of any individual trademark, trade secret or patent would not have a material adverse effect on our results of operations or financial condition.

Employees

   As of March 31, 2001, we had approximately 7,080 employees throughout the world. The majority of our employees are not represented by labor unions. We consider our labor relations to be good and there have been no significant labor disputes in the past ten years. Upon completion of our strategic initiatives, our workforce will be approximately 6,900 employees.

Environmental Matters

   As with our competitors, we must comply with United States and foreign environmental laws and regulations concerning emissions to the air, waste water discharges and the generation, handling, storage, transportation and disposal of hazardous wastes, and with other federal, state and foreign laws and regulations. We believe that we possess all material permits and licenses necessary for the continuing operation of our business and believe that our operations are in substantial compliance with the terms of all applicable environmental laws. It is impossible to predict accurately what effect these laws and regulations will have on us in the future.

   Our manufacturing processes generally use non-hazardous chemicals where feasible. Certain processes, including those for cleaning lenses and mold assemblies, and abrasion resistant and anti-reflective coating of lenses, use a variety of volatile and other hazardous substances. We have been successful in reducing the use of these chemicals and/or emissions and environmental damage from these processes through developments in manufacturing methods, alternative non-solvent cleaning processes and waste reduction. We have also developed programs to eliminate use of chlorinated hydrocarbons and chlorofluorocarbons, or CFCs, in manufacturing processes. Our current use of these substances is minimal in our North American operations.

   Since 1988, we have operated a ground water remediation system at our Petaluma, California manufacturing facility in accordance with a consent order issued by the U.S. EPA under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The system is designed to remediate a pre-1982 release of hazardous substances. Analytical results indicate that contamination levels have decreased significantly over the past few years. Since March 1997, we have curtailed clean-up activities, while continuing to monitor contamination levels. In 1997, we submitted to the EPA a report on contamination levels and the impact of curtailed activities that indicates no significant impact on the site from the curtailed activities. The EPA has consented to continued curtailment of clean-up activities. We expect continued reduction of clean-up activities due to relatively low levels of contamination existing at the site. In connection with the acquisition from Pilkington, Pilkington has agreed to indemnify us with respect to environmental losses relating to certain then existing facts, events, conditions, matters or issues, for (1) 50% of the losses to the extent they exceed $1 million but are less than or equal to $5 million, and (2) 100% of the losses in excess of $5 million. In March 2001, we completed the sale of the affected property and indemnified the buyer with respect to certain then-existing facts, events, conditions, matters or issues.

   It is possible that we may be involved in other similar investigations and actions under state, federal or foreign laws in the future. Based on currently available information, we do not believe that our share of costs at the existing sites is likely to result in a liability that will have a material adverse effect on our results of operations, financial condition or cash flows.

   Our policy is to meet or exceed all applicable environmental, health and safety laws and regulations. The complexity and continuing evolution of environmental regulation, including certain programs for which implementing regulations have not yet been finalized, preclude precise estimation of future environmental expenditures.

Regulation

   To satisfy Food and Drug Administration safety requirements for sale of lenses in the U.S., all of our lenses, like those of our competitors, must comply with the "drop-ball impact test." This test involves dropping a steel ball of diameter 5/8 inches onto the surface of the lens from a height of 50 inches. The lens is held in place and the steel ball must impact the lens near its center. The central region of the lens deflects as the ball strikes, and cracks may form, which could lead to the fracture of the lens. The lens passes the test if it does not break.

   There is a similar European ISO/CEN test for spectacle lenses, which involves a "static load," rather than an impact. In this case, force is applied to the convex side of the lens through a steel ball. The load is applied for 10 seconds and then removed. The lens passes if it does not break.

   There are several factors that could contribute to whether our lenses pass these tests, including the nature of the lens material, coatings applied to the lenses and lens power and curvature. While our manufacturing processes are designed to cause our lenses to pass, we cannot guarantee that they will continue to pass these tests.

Item 2. Properties

   Our principal properties are set forth in the following table:

                         Owned or
  Region and Location     Leased                          Principal Operations
  -------------------    --------                         --------------------
North America
Sunnyvale, CA........... Leased   Corporate Offices
Del Mar, CA............. Leased   Corporate Offices; Marketing Headquarters
Petaluma, CA............ Both(1)  Research and Development; Sales and Marketing; Administrative Offices
Eldon, MO............... Leased   Manufacturing
San Diego, CA........... Leased   Distribution Center
Hebron, KY.............. Leased   Distribution Center and Laboratory
Southbridge, MA......... Leased   Research and Development; Distribution Center
Portland, OR............ Owned    Laboratory
Warwick, RI............. Leased   Manufacturing; Sales and Administrative Offices
Tijuana, Mexico......... Leased   Manufacturing
Mexico City, Mexico..... Leased   Laboratory

Europe
Ghent, Belgium.......... Leased   Laboratory
Goetzenbruck, FR........ Owned    Manufacturing; Marketing and Distribution Center
Fougeres, FR............ Both     Laboratory; Marketing and Distribution Center
Wexford, IR............. Owned(1) Manufacturing; Laboratory; Distribution Center
Varese, IT.............. Leased   Laboratory; Manufacturing; Marketing and Distribution Center
Setubal, Portugal....... Leased   Laboratory and Distribution Center
Birmingham, UK.......... Leased   Laboratory; Marketing and Distribution Center
Colindale, UK........... Leased   Sales and Marketing; Distribution Center

South America
Petropolis, Brazil...... Owned    Manufacturing; Sales and Marketing; Distribution Center
Villa de Cura,
 Venezuela.............. Owned    Manufacturing; Distribution Center

Asia
Xian, China............. Owned(2) Manufacturing
Hong Kong............... Leased   Laboratory
Guangzhou, China........ Owned(3) China Corporate Offices and Manufacturing
Osaka, Japan............ Leased   Laboratory; Marketing and Distribution Center
Chun Li, Taiwan......... Leased   Manufacturing; and Distribution Center
Singapore............... Leased   Manufacturing; Marketing and Distribution Center; Laboratory

Australia
Lonsdale, Australia..... Both     Manufacturing; Research and Development; Laboratory; Marketing
                                  and Distribution Center; Regional Administrative Offices

Africa
Harare, Zimbabwe........ Owned    Laboratory

--------
(1) We are currently offering part of this property for sale.
(2) This property is leased by a joint venture in which we hold a 50% ownership interest and are the manager.
(3) We maintain two sites in Guangzhou; the manufacturing site is owned and the corporate offices are leased. This property is owned by a joint venture in which we own a 70% ownership interest.

   A portion of our research and development activities, corporate headquarters and certain manufacturing and distribution operations are located near major earthquake faults. Operating results could be materially affected in the event of a major earthquake. We are predominantly self-insured for losses and interruptions caused by earthquakes.

   For further information concerning our leased properties, see Note 15 of Notes to Consolidated Financial Statements included elsewhere herein. Our operating leases have expirations ranging from 2001 to 2009. While we do not anticipate any difficulties in renewing or replacing such leases as they expire, we cannot be certain that we can do so. We believe that our manufacturing capacity is sufficient for our current needs.

Item 3. Legal Proceedings

   In addition to the proceedings described under "Business--Environmental Matters", we are involved in routine litigation incidental to our business. We believe that this routine litigation will not have a material adverse effect on our results of operations or financial condition. See Note 16 of Notes to Consolidated Financial Statements included elsewhere herein.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of our security holders during the last quarter of fiscal 2001.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

   Our common stock has been listed on the New York Stock Exchange since February 23, 1995 under the symbol "SOL". The following table sets forth on a per share basis the closing high and low sales prices for consolidated trading in our common stock as reported on the New York Stock Exchange Composite Tape for the fiscal quarters indicated.

                                                                   High   Low
                                                                  ------ ------
   Fiscal Year Ended March 31, 2000:
     First Quarter ended June 30, 1999........................... $19.44 $11.38
     Second Quarter ended September 30, 1999.....................  19.31  14.50
     Third Quarter ended December 31, 1999.......................  15.75  11.00
     Fourth Quarter ended March 31, 2000.........................  14.00   4.81

   Fiscal Year Ended March 31, 2001:
     First Quarter ended June 30, 2000                            $ 6.50 $ 4.00
     Second Quarter ended September 30, 2000.....................   8.00   4.88
     Third Quarter ended December 31, 2000.......................   6.19   3.63
     Fourth Quarter ended March 31, 2001.........................   9.86   4.50

   On June 1, 2001, the closing price per share of our common stock on the New York Stock Exchange was $14.23. As of June 1, 2001, we had 378 holders of record of our common stock, which excludes beneficial owners of common stock held in "street name".

   We have not declared or paid any cash dividends on our common stock since December 1993. The Indentures governing our 6 7/8% Senior Notes and our 11% Notes restrict and limit the payment of dividends on our common stock. We anticipate entering into a new credit facility in the second quarter of 2002, which we expect will generally restrict the payment of dividends, distributions and other payments. We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings for the development and expansion of our business.

Item 6. Selected Financial Data

   We derived the following selected statement of operations data for the five fiscal years in the period ended March 31, 2001 and the balance sheet data as of March 31, 1997, 1998, 1999, 2000 and 2001 from our audited consolidated financial statements. You should read the financial data set forth below in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations". We have reclassified certain prior year items to conform with the current year's presentation. The reclassifications had no impact on total assets or net income.

                                   Fiscal Year Ended March 31,
                           ------------------------------------------------
                           1997(1)    1998       1999(2)  2000(3)  2001(4)
                           -------- --------     -------- -------- --------
                              (in thousands, except per share data)
Statements of Operations
 Data
  Net sales(5)............ $492,861 $552,380     $534,103 $543,445 $545,432
                           ======== ========     ======== ======== ========
  Income/(loss) before
   extraordinary item..... $ 30,897 $ 51,092     $ 12,521 $    741 $(67,999)
  Extraordinary item, net
   of taxes...............       --   (5,939)(6)       --       --    1,471 (7)
                           -------- --------     -------- -------- --------
  Net income/(loss)....... $ 30,897 $ 45,153     $ 12,521 $    741 $(66,528)
                           ======== ========     ======== ======== ========

Earnings/(Loss) Per Share
 Data, Basic
  Income/(loss) before
   extraordinary item..... $   1.31 $   2.09     $   0.51 $   0.03 $  (2.83)
  Extraordinary item......       --    (0.24)          --       --     0.06
                           -------- --------     -------- -------- --------
  Net income/(loss)....... $   1.31 $   1.85     $   0.51 $   0.03 $  (2.77)
                           ======== ========     ======== ======== ========
  Weighted average common
   shares outstanding.....   23,561   24,400       24,794   24,887   24,049
                           ======== ========     ======== ======== ========
Earnings/(Loss) Per Share
 Data, Diluted
  Income/(loss) before
   extraordinary item..... $   1.24 $   2.00     $   0.49 $   0.03 $  (2.83)
  Extraordinary item......       --    (0.23)          --       --     0.06
                           -------- --------     -------- -------- --------
  Net income/(loss)....... $   1.24 $   1.77     $   0.49 $   0.03 $  (2.77)
                           ======== ========     ======== ======== ========
  Weighted average common
   and dilutive securities
   outstanding............   24,859   25,547       25,412   25,069   24,049
                           ======== ========     ======== ======== ========

                                         As of March 31,
                           ------------------------------------------------
                             1997     1998         1999     2000     2001
                           -------- --------     -------- -------- --------
Balance Sheet Data
  Total assets............ $605,508 $684,058     $699,299 $715,033 $662,375
  Long-term debt..........  162,797  196,386      208,414  209,234  254,910
  Total shareholders'
   equity.................  284,298  327,022      332,362  327,802  235,375

--------
(1) In fiscal 1997, we recorded two non-recurring charges in connection with the AO Acquisition: (i) a $7.2 million charge for the amortization associated with an inventory write-up to fair value that was reflected in cost of sales; and (ii) a $9.5 million charge for the write-off of in-process research and development.
(2) In fiscal 1999, we recorded special charges of $14.8 million and inventory write-offs of $6.6 million, or $14.6 million net of tax or $0.60 per diluted share. See Notes 3 and 11 of Notes to Consolidated Financial Statements.
(3) In fiscal 2000, we recorded special charges of $22.3 million and inventory write-offs of $7.2 million, or $20.4 million net of tax or $0.82 per diluted share. See Notes 3 and 11 of Notes to Consolidated Financial Statements.
(4) In fiscal 2001, we recorded special charges of $91.1 million and inventory write-offs of $25.6 million, or $79.3 million net of tax or $3.30 per diluted share. See Notes 3 and 11 of Notes to Consolidated Financial Statements.
(5) Net sales and sales and marketing expense have been revised as a result of the retroactive adoption of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs". For fiscal 2000, 1999, 1998 and 1997, the amounts reclassified from sales and marketing into product sales were $4.8 million, $4.3 million, $4.6 million and $4.2 million, respectively.
(6) Consists of losses due to the repurchase of senior subordinated notes, net of tax.
(7) Consists of a gain resulting from repurchase of senior notes, net of tax.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion and analysis together with our consolidated financial statements and related notes included in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the cautionary statements made in this report as applying to related forward-looking statements wherever they appear in this report. Our actual results may be materially different from the results we discuss in the forward-looking statements due to various factors, including those discussed in the "Risk Factors" and other sections of this report.

Overview

   We are a leading global designer, manufacturer and distributor of a broad range of plastic and glass eyeglass lenses and hold a leading manufacturing and technology position in the fast growing plastic lens segment of the global spectacle lens market. We have sales offices in 30 countries worldwide and operate in most major regions of the world. We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in each major region where we operate, including North America, Europe and Rest of World (consisting primarily of Australia, Asia and South America). We focus our efforts on value-added products, including products with advanced design characteristics, lens coatings and treatments and thin and light weight materials (e.g., polycarbonate). Approximately 68% of our annual net sales are represented by value-added products.

   We market our spectacle lens products globally under the brands SOLA and American Optical (AO) and distribute them globally through three primary channels: (1) direct to national chain retail, (2) direct to retail outlets and
(3) wholesale distributors (e.g., independent processing laboratories). Additionally, in the United States we sell directly to managed care organizations, a rapidly growing segment of the spectacle lens market.

   Our business is organized into three primary markets: North America, Europe and Rest of World. For the fiscal year ended March 31, 2001, we generated approximately 45% of our net sales from North America, 33% from Europe and 22% from Rest of World.

   Our organization has historically been managed on a decentralized basis with each operating unit having its own manufacturing facilities, distribution centers and inventory management systems. This decentralized approach resulted in excess manufacturing capacity, redundant facilities in high cost regions and excessive distribution centers. In the third quarter of fiscal 1999, we initiated a strategic operating review designed to streamline manufacturing and distribution, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. In April 2000, we appointed Jeremy Bishop as our new President and Chief Executive Officer. Following his appointment, Mr. Bishop expanded the scope of our strategic cost cutting program and accelerated the implementation of our strategic initiatives begun in 1999. Following completion of the strategic initiatives, operations will consist of four primary and seven specialized manufacturing facilities, two primary research and development centers, 12 primary prescription laboratories and five primary distribution centers.

   The charges recorded for these initiatives from fiscal 1999 through the end of fiscal 2001, net of gains on asset sales, totaled approximately $167.7 million, including $39.5 million of associated inventory write-offs classified in cost of sales, with a corresponding cash impact of approximately $47.0 million. The non-cash charges relate primarily to the write-off of equipment and other assets, as well as the impairment of goodwill. The cash charges relate primarily to severance expenses and facility closures. We realized approximately $20.0 million of savings in fiscal year 2001 related to the initiatives implemented during fiscal 1999 and 2000, and we expect to generate additional savings of approximately $24.0 million annually beginning in fiscal year 2003 as a result of the actions taken in fiscal year 2001. Additionally, cash proceeds are anticipated from sales of land and buildings made redundant by these initiatives, approximately $6.8 million of which we realized in fiscal 2001.

   In addition to special charges, we incurred transition costs associated with executing our strategic initiatives. These costs totaled $17.5 million in fiscal 2001 and largely related to: (1) expenditures to execute the strategic actions (e.g., certain employee and facility costs) and (2) expenses incurred that will be eliminated upon completion of the strategic actions (e.g., manufacturing variances).

   Out business is somewhat seasonal, with fiscal third quarter results generally weaker than the other three quarters as a result of lower sales during the holiday season. Fiscal fourth quarter results are generally the strongest.

Results of Operations

   The following table shows the results of our operations for fiscal years 1999, 2000 and 2001.

                                                    Fiscal year ended March 31,
                                                    ---------------------------
                                                      1999     2000     2001
                                                    -------- -------- ---------
                                                          (In thousands)
Net sales(1)(2)...................................  $534,103 $543,445 $ 545,432
Cost of sales.....................................   298,005  310,340   349,556
                                                    -------- -------- ---------
Gross profit......................................   236,098  233,105   195,876
                                                    -------- -------- ---------
Research and development expenses.................    18,757   20,010    14,857
Selling and marketing expenses(1).................   100,923  106,102   105,623
General and administrative expenses (including
 goodwill amortization)...........................    63,857   64,300    61,371
Special charges...................................    14,810   22,319    91,065
                                                    -------- -------- ---------
Operating expenses................................   198,347  212,731   272,916
                                                    -------- -------- ---------
Operating income (loss)...........................    37,751   20,374   (77,040)
Interest expense, net ............................    17,559   19,309    23,452
                                                    -------- -------- ---------
Income (loss) before provision (benefit) for
 income taxes, minority interest and extraordinary
 item.............................................    20,192    1,065  (100,492)
Provision (benefit) for income taxes..............     8,394      894   (32,206)
Minority interest ................................       723      570       287
                                                    -------- -------- ---------
Income (loss) before extraordinary item...........    12,521      741   (67,999)
Extraordinary item................................        --       --     1,471
                                                    -------- -------- ---------
Net income (loss).................................  $ 12,521 $    741 $ (66,528)
                                                    ======== ======== =========

--------
(1) Net sales and selling and marketing expenses have been revised as a result of the retroactive adoption of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." See Item 6. "Selected Financial Data."
(2) Using constant currency exchange rates, fiscal 2001 sales increased 5.5% compared with fiscal 2000 and increased 9.4% (4.6% compound annual growth) compared with fiscal 1999.

   The following table shows certain items expressed as a percentage of our net sales for the periods indicated:

                                                            Fiscal year ended
                                                                March 31,
                                                            -----------------
                                                            1999  2000  2001
                                                            ----- ----- -----
                                                                   (%)
Net sales.................................................. 100.0 100.0 100.0
Cost of sales..............................................  55.8  57.1  64.1
                                                            ----- ----- -----
Gross profit...............................................  44.2  42.9  35.9
                                                            ----- ----- -----
Research and development expenses..........................   3.5   3.7   2.7
Selling and marketing expenses.............................  18.9  19.5  19.4
General and administrative expenses........................  12.0  11.8  11.3
Special charges............................................   2.8   4.1  16.7
                                                            ----- ----- -----
Operating expenses.........................................  37.1  39.1  50.0
                                                            ----- ----- -----
Operating income (loss)....................................   7.1   3.7 (14.1)
Interest expense, net......................................   3.3   3.6   4.3
                                                            ----- ----- -----
Income (loss) before provision (benefit) for income taxes,
 minority interest and extraordinary item..................   3.8   0.2 (18.4)
Provision (benefit) for income taxes.......................   1.6   0.2  (5.9)
Minority interest..........................................   0.1   0.1   0.1
Extraordinary item.........................................    --    --   0.3
                                                            ----- ----- -----
Net income (loss)..........................................   2.3   0.1 (12.2)
                                                            ===== ===== =====

Fiscal 2001 compared to fiscal 2000

 Net Sales.

   Our net sales were $545.4 million in fiscal 2001, reflecting an increase of $2.0 million or 0.4% from $543.5 million in fiscal 2000. Using constant exchange rates, the percentage increase was 5.5%. The increase in net sales was primarily due to the European and Rest of World regions offset in part by a decrease in net sales in the North American region. Net sales in the European region increased despite slowdowns in the United Kingdom and Germany. This sales growth represents significant share gains across the continent. These gains are attributable to strong sales of progressive lenses, particularly AO Compact; strengthened sales and marketing strategies and the robust relationships developed by our prescription laboratories with customers in Italy, France and Belgium. Net sales in the Rest of World region increased as a result of the continued market recovery in Asia and South America, partially offset by lower sales in China and Southeast Asia. The sales decline in the North American region occurred mostly in the second quarter due to temporarily limited distribution opportunities as a result of competitors' acquisitions of independent processing laboratories. Net sales performances by region were as follows:

  .   North America decreased by $12.7 million or 4.9%;

  .   Europe increased by $3.9 million or 2.2%; and

  .   Rest of World increased by $10.8 million or 10.2%.

   Using constant exchange rates, the regional performances were as follows:

  .   North America decreased by 4.8%;

  .   Europe increased by 13.6%; and

  .   Rest of World increased by 15.1%.

   Our value-added products accounted for $359.4 million or 68% of net lens sales in fiscal 2001 compared to $344.5 million or 68% of net lens sales in fiscal 2000. This increase was led by growth in polycarbonate lens sales with a year on year increase of $6.6 million or 27% and increased sales in Finalite of $5.3 million.

 Gross Profit and Gross Margin.

   Our gross profit totaled $195.8 million for fiscal 2001 compared to gross profit of $233.1 million for fiscal 2000, a decrease of $37.2 million or 16.0%. In calculating gross profit, we wrote-off $25.6 million of inventory in fiscal 2001 and $7.2 million of inventory in fiscal 2000 and recorded $11.3 million of transition costs in fiscal 2001 associated with our strategic initiatives. If these inventory write-offs and transition costs were excluded, gross profit would have been $232.7 million in fiscal 2001 and $240.4 million in fiscal 2000, a decrease of 3.2%. Gross profit as a percentage of net sales or gross margin, after adjusting for the inventory write-offs and transition costs, decreased to 42.7% for fiscal 2001 from 44.2% for fiscal 2000. The gross margin decrease was principally due to continued underabsorption of overhead of $7.4 million caused by reduced production levels and product mix changes. We experience price competition, which can be severe in certain markets, particularly for our standard products.

 Operating Expenses.

   Our operating expenses in fiscal 2001 totaled $272.9 million compared to $212.7 million for fiscal 2000. Operating expenses included special charges of $91.1 million in fiscal 2001 and $22.3 million in fiscal 2000. We also recorded $6.3 million of transition costs related to our strategic initiatives in fiscal 2001. If these special charges and transition costs were excluded from operating expenses, operating expenses would have been $175.6 million in fiscal 2001 and $190.4 million in fiscal 2000, a decrease of $14.9 million or 7.8%. Operating expenses, excluding the special charges and transition costs, for fiscal 2001 as a percentage of net sales were 32.2% as compared to 35.0% for fiscal 2000. Research and development expenses of $14.8 million for fiscal 2001 represented 2.7% of net sales in fiscal 2001 as compared to research and development expenses of $20.0 million or 3.7% of net sales for fiscal 2000. The $5.1 million or 25.8% decrease in our research and development expenses was due in part to headcount reductions associated with the strategic initiatives (approximately 50 employees) as well as the impact of the strong U.S. dollar against non-U.S. dollar expenses. Selling and marketing expenses were $105.6 million or 19.4% of net sales in fiscal 2001 and were $106.1 million or 19.5% of net sales in fiscal 2000, despite increased costs associated with the initial launch of Contour Optics and SOLA Technologies in fiscal 2001. Our general and administrative expenses were $61.4 million in fiscal 2001 and $64.3 million in fiscal 2000, a decrease of $2.9 million or 4.6%. As a percentage of net sales, general and administrative expenses decreased to 11.3% for fiscal 2001 compared to 11.8% for fiscal 2000. Included in general and administrative expenses are charges associated with the devaluation of the Brazilian Real of $3.1 million in fiscal 2001 and $0.3 million in fiscal 2000. Also included in fiscal 2000 general and administrative expenses is a $1.3 million charge related to the write-off of accounts receivable due to the bankruptcy of a customer in North America. If these devaluation charges and receivable write-off were excluded, general and administrative expenses would have been $58.3 million in fiscal 2001 and $62.7 million in fiscal 2000, a decrease of $4.5 million or 7.2%. The decrease in our general and administrative expenses primarily relates to headcount reductions associated with the strategic initiatives (approximately 75 employees) as well as additional reductions in overall spending levels.

   Primarily as a result of our strategic initiatives, which commenced in the third quarter of fiscal 1999, we recorded pretax special charges of $91.1 million in fiscal 2001. We incurred $19.7 million of expense associated with workforce reductions in North America, Europe and Australia. Included in the workforce reductions were 780 employees from manufacturing, 91 employees from sales and marketing, 75 employees from administration, and 46 employees from research and development. At March 31, 2001, $14.5 million cash had been paid related to workforce reductions incurred since fiscal 1999. The special charges include $24.3 million related to the write-off of molds, which were discontinued as a result of our efforts to standardize on a global basis product specifications. Also, we continued to transfer high-volume production to low-cost manufacturing locations and to consolidate manufacturing expertise into fewer production facilities. As a result, we incurred special charges of $28.2 million related to redundant equipment write-offs and facility closure costs in fiscal 2001. Additionally, as a result of our discontinuation of the development of the polycarbonate Matrix product line, we incurred $7.6 million in asset write-offs, including equipment ($7.0 million) and related commitments ($0.6 million). We recognized a gain on the sale of land in North America of $5.8 million associated with facility closures. Also included in special charges is $17.0 million related to the impairment of goodwill associated with a prior acquisition of a lens manufacturing business. This impairment is pursuant to SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," as we decided to discontinue and cease operations of this lens manufacturing business and completely close-down the facility. For more information, see Note 11 of Notes to Consolidated Financial Statements.

   Following are the details of the special charges:

                                                                                  Asset
                                                                                Write-offs
                                                                                Associated
                                       Mold     Accounts                           with     Gain on
                          Workforce   Write-   Receivable Facility   Goodwill  Discontinued sale of
                          Reductions   offs    Write-offs Closures  Impairment Product Line  Land     Total
                          ---------- --------  ---------- --------  ---------- ------------ -------  --------
Fiscal 1999 charge to
 operations.............   $  3,651  $  2,300   $ 1,985   $  6,874   $     --    $    --    $    --  $ 14,810
 Utilized:
 Non-cash...............         --    (2,300)   (1,985)    (6,874)        --         --         --   (11,159)
 Cash...................     (1,900)       --        --         --         --         --         --    (1,900)
                           --------  --------   -------   --------   --------    -------    -------  --------
Strategic initiative
 liability as of
 March 31, 1999.........      1,751        --        --         --         --         --         --     1,751
Fiscal 2000 charge to
 operations.............      6,650    10,200     2,500      2,969         --         --         --    22,319
 Utilized:
 Non-cash...............         --   (10,200)   (2,500)    (2,969)        --         --         --   (15,669)
 Cash...................     (2,133)       --        --         --         --         --         --    (2,133)
                           --------  --------   -------   --------   --------    -------    -------  --------
Strategic initiative
 liability as of
 March 31, 2000.........      6,268        --        --         --         --         --         --     6,268
Fiscal 2001 charge to
 operations.............     19,681    24,256        --     28,235     17,057      7,690     (5,854)   91,065
 Utilized:
 Non-cash...............         --   (24,256)       --    (25,286)   (17,057)    (7,690)        --   (74,289)
 Cash...................    (12,267)       --        --       (510)        --         --      5,854    (6,923)
                           --------  --------   -------   --------   --------    -------    -------  --------
Strategic initiative
 liability as of
 March 31, 2001.........   $ 13,682  $     --   $    --   $  2,439   $     --    $    --    $    --  $ 16,121
                           ========  ========   =======   ========   ========    =======    =======  ========

   The liability associated with the strategic initiatives as of March 31, 2001 is included in accrued liabilities. We anticipate that substantially all of the accrued liability will be paid in fiscal 2002 and will be funded through future asset sales and cash provided by operations. We are in the process of selling land and buildings made redundant by the strategic initiatives, which may generate proceeds of up to approximately $10 million. We do not anticipate any additional special charges related to our current strategic initiatives.

   We realized approximately $20 million of savings in fiscal 2001 related to the initiatives implemented during fiscal 1999 and 2000 and anticipate continued annual savings of approximately $20 million, primarily from workforce reductions. Beginning in fiscal 2003, we expect additional annual savings of approximately $24 million from lower production costs as a result of the actions taken in fiscal 2001. These savings will be partially mitigated by anticipated changes in product mix and price.

   During the second half of fiscal 2001, we incurred transition costs of $17.5 million associated with executing our strategic initiatives. These costs were primarily related to interim workforce expenses, manufacturing variances and out-of-pocket expenditures that we expect to be eliminated as we fully execute our strategic initiatives. Of these costs, $11.2 million are reflected in cost of sales, $0.8 million in research and development expenses, $2.9 million in selling and marketing expenses and $2.6 million in general and administrative expenses. We anticipate our strategic initiatives will be substantially implemented during fiscal 2002 and anticipate incurring associated transition costs of approximately $20 million in fiscal 2002.

   In fiscal 2000, primarily during the fourth quarter, we recorded pretax special charges of $22.3 million. We commenced consolidation of our Mexican manufacturing operations in fiscal year 1999 and completed the consolidation in fiscal year 2000. Included in the Mexican manufacturing facilities consolidation charge of $4.0 million are write-offs of molds ($1.4 million) and costs associated with combining the two manufacturing operations ($2.6 million). The special charge amount includes $6.7 million relating to workforce reductions in North America, Europe and Australia. Included in the workforce reductions were 143 employees from manufacturing, 19 employees from sales and marketing, 19 employees from administration and 9 employees from research and development. We recorded a charge of $2.5 million for provision against collection of accounts receivable in Asia as a result of the economic slow-down in the region during fiscal 1999. During fiscal year 2000, we commenced the transfer of high-volume production to low-cost manufacturing locations and the consolidation of certain manufacturing expertise into fewer production facilities. As a result, we incurred charges of $8.8 million related to the write-off of molds and $0.3 million related to facility closure costs.

 Operating Income/(Loss).

   Our operating loss for fiscal 2001 totaled $77.0 million, compared to operating income of $20.4 million for fiscal 2000. Operating income, excluding the special charges of $91.1 million, transition costs of $17.5 million, inventory write-offs of $25.6 million, and currency devaluation charges of $3.1 million in fiscal 2001 and excluding special charges of $22.3 million, inventory write-offs of $7.2 million, currency devaluation of $0.3 million and accounts receivable write-offs of $1.3 million in fiscal 2000, would have been $60.3 million in fiscal 2001 and $51.5 million in fiscal 2000, an increase of $8.8 million, or 17.1%.

 Net Interest Expense.

   Our net interest expense totaled $23.5 million for fiscal 2001 compared to $19.3 million for fiscal 2000, an increase of $4.2 million. The increase was due primarily to increased borrowing rates, waiver fees and borrowing levels in fiscal 2001 compared to fiscal 2000.

 Provision for Income Taxes.

   Our combined state, federal and foreign tax rate was approximately 32.0% for fiscal 2001 compared to 83.9% for fiscal 2000. If the special charges were excluded from income before provision for income taxes, and the tax benefit associated with the special charges were excluded from the provision for income taxes, the resulting effective combined state, federal and foreign tax rate would have been 33.6% in fiscal 2001 and 31.5% in fiscal 2000. We have deferred tax assets on our balance sheet as of March 31, 2001 amounting to approximately $46.7 million. Whether we will be able to utilize these deferred tax assets depends upon our ability to generate taxable income in the future.

 Extraordinary Gain.

   In June 2000, we purchased $5.0 million of our 6 7/8% Senior Notes due 2008. As a result, we recorded an extraordinary gain of $1.5 million, net of tax of $0.9 million, resulting from the difference between the carrying value of the Notes and the purchase price. The purchase was funded by our Multicurrency Credit Agreement and resulted in a decline in net borrowings.

   Net Income/(Loss).

   Our net loss for fiscal 2001 totaled $66.5 million compared to net income of $0.7 million for fiscal 2000. In fiscal 2001, if the special charges of $91.1 million, transition costs of $17.5 million, inventory write-offs of $25.6 million, currency devaluation charge of $3.1 million, and extraordinary gain of $1.5 million and associated taxes of $43.6 million were excluded, our net income would have been $25.7 million or $1.07 per share. In fiscal 2000, if the special charges of $22.3 million, inventory write-offs of $7.2 million, currency devaluation charge of $0.3 million, receivable write-off of $1.3 million and associated taxes of $9.1 million were excluded, our net income would have been $22.7 million or $0.91 per share. After adjusting for special charges, transition costs, inventory write-offs, currency devaluation charges, receivable write-off, extraordinary gain and the associated taxes in fiscal 2001 and 2000, our net income increased $3.0 million or 13.3% from fiscal 2000 to fiscal 2001.

Fiscal 2000 compared to fiscal 1999

 Net Sales.

   Our net sales were $543.5 million in fiscal 2000, reflecting an increase of 1.7% from $534.1 million in fiscal 1999. Using constant exchange rates, the percentage increase was 3.7%. The increase in net sales was primarily due to the European and Rest of World regions offset in part by a decrease in net sales in the North American region. Net sales in the European region increased due to strong sales of progressive lenses as well as growth in France. Net sales in the Rest of World region increased due to market recovery in Asia and South America partially offset by lower sales in Australia and China. The sales decline in the North American region, primarily the United States, resulted in part from a decline in net sales of products launched in fiscal 1999, primarily in the fourth quarter in fiscal 1999, changes in product mix and price decreases at optical retailers in fiscal 2000. Net sales performances by region were as follows:

  .   North America decreased by $7.4 million or 2.8%;

  .   Europe increased by $5.4 million or 3.1%; and

  .   Rest of World increased by $11.3 million or 11.9%.

   Using constant exchange rates the regional performances were as follows:

  .   North America decreased by 2.7%;

  .   Europe increased by 10.3%; and

  .   Rest of World increased by 8.7%.

   Our value-added products accounted for approximately $356.5 million or 68% of net lens sales in fiscal 2000 compared to approximately $344.4 million or 67% of net lens sales in fiscal 1999. This increase was led by growth in polycarbonate lens sales with a year over year increase of $3.1 million or 16% and hard resin progressives which increased $13.2 million or 15% over fiscal 1999. Progressive lens sales for fiscal 2000 increased by $19.0 million or 9% compared to fiscal 1999.

 Gross Profit and Gross Margin.

   Our gross profit totaled $233.1 million for fiscal 2000, reflecting a decrease of $3.0 million or 1.3% from gross profit of $236.1 million for fiscal 1999. In calculating gross profit, we wrote-off $7.2 million of inventory in fiscal 2000 and $6.6 million in 1999. If these inventory write-offs were excluded, gross profit would have been $240.4 million in fiscal 2000 and $242.7 million in fiscal 1999, a decrease of 1.0%. Gross profit as a percentage of net sales or gross margin, after adjusting for the inventory write-offs, decreased to 44.2% for fiscal 2000 from 45.4% for fiscal 1999. The gross margin decrease was principally due to continued underabsorption of overhead due to reduced production levels and product mix changes. We experience price competition, which can be severe in certain markets, particularly for our standard products.

 Operating Expenses.

   Our operating expenses in fiscal 2000 totaled $212.7 million compared to $198.3 million for fiscal 1999, an increase of $14.4 million or 7.3%. Operating expenses included special charges of $22.3 million in fiscal 2000 and $14.8 million for fiscal 1999. If these charges were excluded from operating expenses, operating expenses would have been $190.4 million in fiscal 2000 and $183.5 million in fiscal 1999, an increase of $6.9 million or 3.7%. Operating expenses as a percentage of net sales, excluding the special charges, were 35.0% in fiscal 2000 and 34.4% in fiscal 1999. Research and development expenses were $20.0 million for fiscal 2000 and $18.8 million for fiscal 1999, an increase of $1.2 million or 6.7%, which represents 3.7% of net sales in fiscal 2000 and 3.5% of net sales in fiscal 1999. The change over fiscal 1999 is due to increased expenditures on new product development. Selling and marketing expenses were $106.1 million for fiscal 2000 and $100.9 million for fiscal 1999, an increase of $5.1 million or 5.1%, which represents 19.5% of net sales in fiscal 2000 and 18.9% of net sales in fiscal 1999. The increase in sales and marketing expenses in fiscal 2000 primarily relates to spending in support of American Optical sales growth in Europe and the initiation of a customer loyalty program in Australia. As a percentage of net sales, general and administrative expenses decreased to 11.8% for fiscal 2000 compared to 12.0% for fiscal 1999. In dollar terms, general and administrative expenses were $64.3 million in fiscal 2000 and $63.9 million in fiscal 1999, an increase of $0.4 million or 0.7%. Included in general and administrative expenses are charges associated with the devaluation of the Brazilian Real of $0.3 million for fiscal 2000 and $5.9 million for fiscal 1999. Also included in fiscal 2000 general and administrative expenses is a $1.3 million charge related to the write-off of accounts receivable due to the bankruptcy of a customer in North America. If these devaluation charges and receivable write-off were excluded, general and administrative expenses would have been $62.7 million in fiscal 2000 and $58.0 million in fiscal 1999, an increase of $4.8 million or 8.2%. The change in general and administrative expenses primarily relates to favorable changes in estimates related to certain reserves and accruals in the first quarter of fiscal 1999.

   Of the $22.3 million special charges in fiscal 2000, $19.8 million relates to strategic actions designed to improve our operating performance. These charges include costs associated with the transfer of high-volume production to low-cost manufacturing locations, including $13.1 million for consolidation of certain manufacturing facilities and $6.7 million for workforce reductions. Additionally, we recorded a special charge of $2.5 million for accounts receivable write-offs associated with the economic slow-down in Asia. For more information, see Note 11 of Notes to Consolidated Financial Statements.

   In fiscal year 1999, we recorded special charges of $14.8 million, primarily related to the consolidation of the Mexican manufacturing facilities, the impact from Asian economic slowdowns and certain workforce reductions.

 Operating Income.

   Our operating income for fiscal 2000 totaled $20.4 million, a decrease of $17.4 million or 46.0% from fiscal 1999 operating income of $37.8 million. Operating income, excluding the special charges of $22.3 million, inventory write-offs of $7.2 million, currency devaluation charge of $0.3 million and the receivable write-off of $1.3 million in fiscal 2000 and excluding the special charges of $14.8 million, inventory write-off of $6.6 million and currency devaluation charge of $5.9 million in fiscal 1999, would have been $51.5 million and $65.1 million, respectively, a decrease of $13.6 million, or 20.9%.

 Net Interest Expense.

   Our net interest expense totaled $19.3 million for fiscal 2000 compared to $17.6 million for fiscal 1999, an increase of $1.7 million. The increase was due primarily to increased borrowing rates and borrowing levels in fiscal 2000 compared to fiscal 1999.

 Provision for Income Taxes.

   Our combined state, federal and foreign tax rate was approximately 83.9% for fiscal 2000 compared to 41.6% for fiscal 1999. If the special charges were excluded from income before provision for income taxes, and the tax benefit associated with the special charges were excluded from the provision for income taxes, the resulting effective combined state, federal and foreign tax rate in fiscal 2000 would have been 31.5% compared to 32.0% in fiscal 1999.

 Net Income.

   Our net income for fiscal 2000 totaled $0.7 million compared to $12.5 million for fiscal 1999. In fiscal 2000, if the special charges of $22.3 million, inventory write-offs of $7.2 million, currency devaluation charges of $0.3 million, receivable write-off of $1.3 million and associated taxes of $9.1 million were excluded, net income would have been $22.7 million or $0.91 per share. In fiscal 1999, if the special charges of $14.8 million, inventory write-offs of $6.6 million, currency devaluation of $5.9 million and associated taxes of $6.8 million were excluded, net income would have been $33.0 million or $1.30 per share. Our net income decreased $10.3 million or 31.2% from fiscal 2000 to fiscal 1999 after adjusting for these special charges, inventory write-offs, currency devaluation, receivable write-offs and the associated taxes.

Liquidity and Capital Resources

   Our operating activities generated $26.5 million in cash in fiscal 2001 compared to $19.4 million in fiscal 2000 and $3.2 million in fiscal 1999. The increase in cash flows from operations in fiscal 2001 was primarily the result of continued decreased investments in working capital. The increase in cash flows from operations in fiscal 2000 compared to fiscal 1999 was mainly due to decreased investments in working capital, offset in part by reduced net income.

   During fiscal 2001, our inventories decreased $7.0 million exclusive of the write-offs as a result of our strategic initiatives. This decrease was a result of lower production levels and utilization of inventory on hand. During fiscal 2000, inventories increased $2.8 million and as a percentage of net sales were essentially flat at 23.5% compared to 23.4% in fiscal 1999. Net accounts receivable increased $2.6 million in fiscal 2001 and as a percentage of net sales increased to 22.6% in fiscal 2001 compared to 22.2% in the prior fiscal year. The increase was mainly due to increased sales in North America in the last month of fiscal 2001. Net accounts receivable as a percentage of net sales in fiscal 2000 remained flat with the prior year at 22.2%.

   During fiscal 2001, net cash expended on investing activities amounted to $32.3 million. Included in this amount was $20.9 million of capital expenditures, $15.4 million for the acquisition of Oracle Lens Manufacturing Corporation, a polycarbonate lens manufacturer in Rhode Island, and $2.5 million for the acquisition of the remaining 65% interest in a wholesale laboratory group located in Australia and New Zealand. The Oracle acquisition was funded through borrowings under our Multicurrency Credit Agreement and is expected to be accretive to earnings. The most significant capital expenditures relate primarily to spending on polycarbonate production capacity in the U.S., Mexico and Australia as well as prescription laboratory capacity increases in France. Partially offsetting these expenditures was $6.4 million of proceeds received from the sale of land in Petaluma, California. During fiscal 2000, net cash expended on investing activities amounted to $28.7 million. Of this amount, $20.1 million represented capital expenditures, $5.6 million related to investment in a joint venture in India and other trade investments, and $4.1 million was for the acquisition of a wholesale laboratory in Portugal in December 1999. The most significant capital expenditures in fiscal 2000 were made in the United States and Europe, primarily related to capacity increases. During fiscal 1999, net cash expended on investing activities amounted to $38.5 million. Of this amount $30.5 million represented capital expenditures and $8.6 million represented investment in acquisitions. The most significant capital expenditures, primarily on additional production capacity and computer system upgrades, were made in the United States, Mexico, Brazil, Italy and Australia.

   We anticipate capital expenditures of approximately $20 million in fiscal 2002, of which approximately $5 million annually is viewed as discretionary.

   Our net cash provided by financing activities amounted to $13.9 million in fiscal 2001, $7.1 million in fiscal 2000 and $22.5 million in fiscal 1999, primarily from borrowings on our credit facilities. Cash outflows in fiscal 2001 included $8.2 million related to a stock buy back under our stock repurchase program. Additionally, in the first quarter of fiscal 2001, we purchased $5.0 million of our 6 7/8% Senior Notes due 2008 for $2.7 million, resulting in an extraordinary gain of $1.5 million, net of tax. The purchase was funded by borrowings under our Multicurrency Credit Agreement and resulted in a decline in net borrowings. At September 30, 2000, December 31, 2000 and March 31, 2001, we did not satisfy the Leverage Ratio covenant of our Multicurrency Credit Agreement. We obtained waivers of this breach from the lending banks.

   Our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of March 31, 2001, our total credit available under such facilities was approximately $14.8 million, of which $0.4 million had been utilized.

   During the first quarter of fiscal 2002, we completed the sale of 205 million (US$182.0 million on the date of issuance) 11% Notes due March 15, 2008. We may redeem these Notes in whole or in part, at any time, on or after March 15, 2005, at a redemption price equal to 100% of their principal amount plus a premium declining ratably to par plus accrued and unpaid interest and liquidation damages, if any. Prior to March 15, 2004, we may redeem up to 35% of the original aggregate principal amount of these Notes at a redemption price of 111% of their principal amount plus accrued and unpaid interest and liquidation damages, if any. We used the net proceeds of approximately $172.9 million from the sale of these Notes to repay and terminate our Multicurrency Credit Agreement and for general corporate purposes.

   We are currently in the process of negotiating a three-year $45 million line of credit that we expect to be secured by domestic receivables and inventory and 65% of the stock of certain foreign subsidiaries. We anticipate completing the financing in the second quarter of fiscal 2002.

   In order to continue our operations and meet our significant liquidity requirements, we must achieve profitable operations or obtain additional funds through equity or debt financing, bank financing, and other sources. We believe that our existing cash balances, foreign credit facilities, internally generated funds and other potential financing alternatives will be sufficient to meet our capital, operating and debt service requirements for at least the next twelve months. If we are unable to generate adequate cash flow from sales of our products, we may need to seek additional sources of capital. However, we cannot be certain that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we could be required to delay development or commercialization of certain products, or reduce the marketing, customer support, or other resources devoted to product development. Accordingly, our failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.

Currency Exchange Rates

   As a result of our worldwide operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. The principal effect of currency exchange rates on our results of operations and financial position is translation adjustments for subsidiaries where the local currency is the functional currency. Translation adjustments for functional local currencies have been made to shareholders' equity. Primarily as a result of the strength of the U.S. dollar, these translation adjustments were approximately $(17.8) million for fiscal 2001, $(6.3) million for fiscal 2000 and $(9.2) million for fiscal 1999.

   Because a portion of our debt is non-U.S. dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps. We had not entered into any of these swaps or forward contracts as of March 31, 2001. The carrying amount of the forward contracts approximates fair value, which has been estimated based on current exchange rates. For further financial data on our performance by region, see Note 17 of Notes to Consolidated Financial Statements.

Seasonality

   Our business is somewhat seasonal, with fiscal third quarter results generally weaker than the other three quarters as a result of lower sales during the holiday season. Fiscal fourth quarter results are generally the strongest.

Inflation

   Inflation continues to affect our cost of the goods and services that we use. The competitive environment in many markets limits our ability to recover higher costs through increased selling prices, and we are subject to price erosion in many of our standard product lines. We seek to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. For a description of the effects of inflation on our reported revenues and profits and the measures taken by us in response to inflationary conditions, see "Currency Exchange Rates."

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Subsequently, the FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We believe there will be no material impact resulting from the adoption of SFAS No. 133.

   In March 2000, FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 has not had a material impact on our financial statements.

   In December 2000, FASB issued an Exposure Draft related to business combinations. If the final rules are adopted as proposed, as of April 1, 2002, we will no longer be required to amortize goodwill as a charge to earnings. In addition, we will be required to periodically review goodwill for potential impairment. If an impairment is found to exist, a charge will be taken against earnings in the consolidated statement of operations. We cannot currently determine the amount of an impairment charge, if any, that we would record upon adoption of these rules.

Risk Factors

   Certain of the matters discussed in this report or in the information incorporated by reference may constitute forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates," or "anticipates" or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described below, as well as changes in the regulation of the spectacle lens industry at either or both of the federal and state levels, competitive pressures in the spectacle lens industry and our response to these factors, and general conditions in the economy and capital markets.

   All subsequent written and oral forward-looking statements attributable to SOLA and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this report.

Risks Relating to Sola and the Industry

We operate in the highly competitive spectacle lens industry, and we may not be able to compete effectively with entities with more established operating histories and greater financial resources.

   We operate in the highly competitive spectacle lens industry. We compete primarily on the basis of customer service, quality and breadth of product offerings, innovation and price. The spectacle lens industry is characterized by price competition, which can be severe in some of our markets, particularly for standard products. We attempt, to the extent possible, to counter competition on the basis of price by focusing on providing a rapid response to orders, maintaining high fill rates, developing differentiated new products and educating processing laboratories and eyecare practitioners on the benefits of our lenses and coatings. Our competitors may develop products or services that are more effective or less expensive than our products or that could render certain of our products less competitive. Since recently developed products comprise a substantial portion of our sales, our performance and future growth are dependent upon our continuing ability to develop and market new products.

   Some of our competitors have significantly greater financial resources than we do to fund expansion and research and development. Within a particular market, certain of our competitors may enjoy a "home-country" advantage over foreign competition. We also face competition from a number of our principal competitors, such as Essilor and Hoya, that are vertically integrated with processing laboratories to a greater extent than we are. This integration limits the number of independent processing laboratories to which we can market products. Since their acquisition by Essilor and Hoya, these laboratories have decreased the purchase of our products. Our sales to Essilor and Hoya owned laboratories were approximately 4% of net sales in fiscal 2001. We are vertically integrated in Europe and Asia, but not in the United States.

We are subject to certain risks associated with our foreign operations.

   We have manufacturing and distribution sites in three major regions: North America (including Mexico), Europe and Rest of World (comprised primarily of Australia, Asia and South America). Approximately 58% of our net sales in the fiscal year ended March 31, 2001 were derived from the sale of products outside the United States. As a result, a significant portion of our sales and operations are subject to the risks inherent in international operations, including:

  . developments in the foreign political and economic environment may have an adverse effect on operations in those countries;

  . tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

  . we may find it difficult to manage a large organization spread throughout various countries, including staffing and managing foreign operations;

  . we may have difficulty enforcing agreements and collecting receivables through certain foreign legal systems;

  . foreign customers may have longer payment cycles than customers in the United States; and

  . we may find it difficult to comply with a variety of foreign laws and regulations.

   As we continue to expand our business globally, our success will be dependent, in part, on our ability to effectively manage these and other risks. These and other factors could have a material adverse effect on our international operations or our business as a whole. Our cash flow is comprised of a variety of currencies. Although we may enter into currency swap agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt obligations, these hedging transactions, if entered into, will not eliminate that risk entirely. As a result of our worldwide operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Currency Exchange Rates" and--"Inflation."

   In addition, Brazil currently faces an energy crisis and shortage of hydroelectric plant power. At this time, we cannot determine the future impact of this situation, and, although we believe that it will not have a material impact on our operations, we cannot assure you that will be the case.

We may not be able to continually reduce manufacturing costs.

   To maintain and/or strengthen our competitive position within the spectacle lens industry, we must continually reduce our product manufacturing costs and operating expenses. In addition to normal cost reduction activities, we recently initiated product migration and standardization activities and reduced the number of people employed worldwide. These reductions are necessary to help offset price decreases, inflationary pressures and changes in product and regional mix. To the extent our cost reduction activities are unsuccessful, in part or in full, our ability to compete may be significantly impacted.

We concentrate a large part of our manufacturing operations in Tijuana, Mexico.

   Currently, approximately 50% of our manufacturing operations are based in three facilities in Tijuana, Mexico. A fire, flood, earthquake, war, work stoppage, supply shortage or disruption, adverse government action or other disaster or condition could result in a loss of production capabilities, and accordingly, impede our ability to meet our customers' requirements.

We must continue to develop new and enhanced products.

   We are continually developing new and enhanced products in an effort to develop incremental sales and improved gross margins. Our ability to develop new and enhanced products successfully will be a significant factor in our ability to grow and remain competitive. Some of our products may become obsolete, and we may not achieve the technological advances necessary for us to remain competitive. We are also subject to the risks generally associated with new product introductions, such as lack of market acceptance and delays in product development. Our results may be affected by our ability to generate sales from new products as anticipated and the costs of such introductions.

We compete against alternative technologies and treatments that provide a substitute for spectacle lenses.

   Spectacle lenses compete with other methods of vision correction, including laser surgery and contact lenses. As these technologies evolve, they may provide more competition to the spectacle lens business and lead to declines in our net sales.

We conduct all of our foreign operations through subsidiaries and the payment of dividends by these entities may be restricted.

   We conduct all of our foreign operations through subsidiaries. These operations contribute significantly to our sales and profitability. The payment of dividends and the making of loans and advances to us by our subsidiaries are in many instances subject to statutory restrictions, are contingent upon the results of operations of those subsidiaries and are subject to various business considerations. Dividends and other payments to us from subsidiaries in certain jurisdictions are subject to legal restrictions and may have adverse tax consequences to us. Management reviews the need for cash distributions to us from our foreign subsidiaries on a case by case basis. If the need for cash distributions from the subsidiaries should arise in the future, there can be no assurance that the subsidiaries will be permitted to make such cash distributions without legal restrictions or adverse tax consequences to us.

We are dependent on a small number of suppliers for raw materials.

   Most of the raw materials used in our products are readily available from a number of suppliers at competitive prices, and we have not experienced any significant shortages in obtaining raw materials. While there are currently multiple suppliers of polycarbonate and monomer raw materials, we purchase over 50% of those materials from three suppliers. The loss of any of these suppliers, or a significant decrease in the supply of polycarbonate or monomer, would require us to obtain these raw materials elsewhere. If we were unable to obtain polycarbonate or monomer from other suppliers at acceptable prices, we might achieve lower margins and experience difficulty in meeting our customers' requirements. In addition, our photochromic lenses are processed by a third party using technology that is proprietary to it.

We are dependent upon the North American chain retail channel.

   Distribution to national chain retail, super optical retail stores and retail buying groups is a growing distribution channel for spectacle lenses. We believe this distribution channel will continue to be important to sustain growth and profitability. While we are currently well positioned in this distribution channel through relationships with key retailers, these relationships could terminate or these retailers could choose one or more of our competitors to provide them with lenses in the future. Additionally, these retailers could choose to process and distribute lenses themselves rather than purchasing the lenses from us or any other third party.

We may be adversely affected by environmental and safety regulations to which we are subject.

   As with our competitors, we must comply with U.S. and foreign environmental laws and regulations concerning emissions to the air, waste water discharges and the generation, handling, storage, transportation and disposal of hazardous wastes, and with other federal, state and foreign laws and regulations. We believe that we possess all material permits and licenses necessary for the continuing operation of our business and believe that our operations are in substantial compliance with the terms of all applicable environmental laws. We cannot assure you that we will operate at all times in complete compliance with all such requirements. We could be subject to potentially significant fines and penalties for any noncompliance that may occur. It is impossible to predict accurately what effect these laws and regulations will have on us in the future.

Our success depends on our key personnel and we may not be able to retain sufficient qualified personnel.

   Our success depends in part on our ability to attract personnel with spectacle industry experience. We may face competition in recruiting this personnel and accordingly experience difficulty in growing and succeeding. The loss of the services of this personnel or the ability to retain such personnel in the future could hinder the implementation of our business strategy. We do not carry key man insurance on our senior management team.

Our substantial level of indebtedness could adversely affect our financial condition.

   We have substantial indebtedness that may limit our ability to respond to market conditions (including our ability to satisfy capital expenditure requirements) or to meet our contractual or financial obligations. In addition, the debt instruments governing our indebtedness are subject to covenants that could limit our ability to conduct our business. Furthermore, our ability to satisfy our obligations depends on our future performance. Our future performance is subject to prevailing economic conditions and to financial, business and other factors, including factors beyond our control. Interest on our $100 million aggregate principal amount of 6 7/8% Senior Notes due 2008 and
(Euro) 205 million aggregate principal amount of 11% Notes due 2008 will be payable in cash semi-annually through and including March 15, 2008. Although we believe that cash flow from operations will be sufficient to meet all of our debt service requirements and to fund our capital expenditure requirements, we cannot guarantee that this will be the case.

Our Charter and By-laws contain antitakeover provisions that could make the acquisition of SOLA more difficult.

   Certain provisions of Delaware law and our certificate of incorporation and by-laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of SOLA. For example, our by-laws include advance notice procedures for stockholders to nominate candidates for election as directors as well as to submit proposals for consideration at stockholders' meetings. We have also adopted a shareholder rights plan that could have the effect of delaying or hindering a possible takeover of SOLA. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change in control of SOLA.

Risks Relating to our Common Stock

The public market for our common stock has been and may continue to be volatile.

   The market price of our common stock is highly volatile and could fluctuate significantly in response to various factors, including:

  .   actual or anticipated variations in our quarterly operating results;

  .   announcements of new products by us or our competitors;

  .   changes in financial estimates by securities analysts;

  . trends in our business environment, including competitive and pricing pressures; and

  .   general market conditions and other factors.

   In addition, the stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions like recessions and interest rate fluctuations may also have an adverse effect on the market price of our common stock.

Our quarterly operating results may vary.

   Our quarterly operating results have varied in the past, and we expect that our quarterly operating results will continue to vary in future periods depending on a number of factors, including seasonal variances in demand for our products, the cost of product introductions, changes in product mix, our ability to control costs, capital expenditures, working capital requirements and other factors described in this "Risk Factors" section of this report. For example, all other factors aside, our results are generally weakest in the third quarter as a result of lower sales during the holiday season and strongest in the fourth quarter. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Disclosures

   We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business.

   Interest Rate Risk. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. During fiscal 2001, fixed rate debt consisted primarily of outstanding balances on Senior Notes, and variable rate debt related primarily to borrowings under our Multicurrency Credit Agreement, which was terminated on April 17, 2001.

   The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of March 31, 2001:

                                    Expected Maturity Date (as of March 31, 2001)
                          ------------------------------------------------------------------------
                           Fiscal   Fiscal  Fiscal Fiscal Fiscal                            Fair
                            2002     2003    2004   2005   2005  Thereafter      Total     Value
                          --------  ------  ------ ------ ------ ----------     --------  --------
                                               (dollars in thousands)
Long-term debt:
 Fixed rate debt........  $  4,076  $9,550   $167   $175   $ 81   $94,938 (1)   $108,987  $ 98,257
 Weighted average
  interest rate.........      6.18%   6.23%  4.19%  4.18%  2.52%     6.77%(1)       6.71%
Long-term debt:
 Variable rate debt.....  $150,000      --     --     --     --        --       $150,000  $150,000
Weighted average
 interest rate..........      8.06%     --     --     --     --        --           8.06%

--------
(1) The above table does not reflect our (Euro) 205 million 11% Notes issued April 17, 2001. Including this debt, fixed rate debt maturing beyond fiscal 2005 would be approximately $269,188 and the weighted average interest rate would be 9.55%.

   Currency Rate Risk. Our subsidiaries primarily operate in foreign markets, and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies, and therefore there are no appropriate quantitative disclosures.

Qualitative Disclosures

   Interest Rate Risk. Our primary interest rate risk exposures relate to:

  . Our ability to pay or refinance long-term borrowings at maturity at market rates;

  . The impact of interest rate movements on our ability to meet interest expense requirements and financial covenants; and

  . The impact of interest rate movements on our ability to obtain adequate financing to fund future operations or business acquisitions.

   We manage interest rate risk on our outstanding long-term borrowings through the use of fixed rate debt. While we cannot predict our ability to refinance existing debt, or the impact interest rate movements might have on existing debt, we evaluate our financial position on an ongoing basis.

   Currency Rate Risk. Our primary currency rate risk exposures relate to:

  . Our global operations, whereby approximately 50% of our revenues are derived from operations outside the United States, denominated in currencies other than the U.S. dollar;

  . The ability of our operations to satisfy cash flow requirements of predominantly Euro and U.S. dollar denominated long-term debt without the need to repatriate earnings and profits, which are denominated in currencies other than the Euro and U.S. dollar;

  . Our investments in foreign subsidiaries being primarily directly from the U.S. parent, resulting in U.S. dollar investments in foreign currency functional companies; and

  . The location of our operating subsidiaries in a number of countries that have seen significant exchange rate changes against the U.S. dollar, primarily downwards in recent years, such as Brazil, Mexico, China, Venezuela and other Asian countries.

   We manage our currency rate risks through a variety of measures. We negotiated as part of our Multicurrency Credit Agreement a multicurrency facility so that local borrowings could be made in the currency of the local entity, while still obtaining the benefits of central borrowing capability. This Agreement was terminated on April 17, 2001. In addition, in certain limited instances, subsidiaries, after obtaining approval from our head office, will enter into forward exchange contracts in connection with inter-company purchases and sales of products. These contracts do not extend longer than one year and are immaterial to the overall operations of the group. We are exposed to currency exchange rate fluctuations on our
(Euro) 205 million 11% Notes, due 2008, issued April 17, 2001. This liability remains unhedged as of June 25, 2001. Subsidiaries operating in high inflation environments protect margins by methods that include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible. We disclose constant exchange rate net sales performances in the aggregate, as well as by region, in Management's Discussion and Analysis of Financial Condition and Results of Operations. For more information, see "--Currency Exchange Rates".

European Monetary Union Conversion to the "Euro"

   We have instituted a "Euro" conversion team and begun preparation for the conversion by twelve member states of the European Monetary Union to a common currency, the "Euro". Conversion to the Euro by these member states of the European Monetary Union will take place on a "no compulsion, no prohibition" basis between January 1, 2000 and January 1, 2002. By January 1, 2002, all companies operating in the twelve member states will be required to be fully operational using the new currency. The Euro conversion team has primarily addressed the accounting and information systems changes that are necessary to facilitate trading in the Euro, the possible marketplace implications of a common currency and the currency exchange rate risks, with the initial emphasis placed on the system modifications. We believe that the financial impact of conversion to a Euro based currency will not be material to our consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

   The response to this item is submitted as a separate section of this report. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   This information is incorporated by reference to the material included in our Form 8-K, dated November 10, 1999, filed to report a change in our independent accountants from Ernst & Young LLP to PricewaterhouseCoopers LLP.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The following table sets forth information with respect to the executive officers and directors of Sola as of June 1, 2001.

            Name             Age                     Position
            ----             ---                     --------
Maurice J. Cunniffe.........  68 Chairman of the Board
Jeremy C. Bishop............  51 President and Chief Executive Officer, Director
Douglas D. Danforth.........  78 Director
A. William Hamill...........  53 Director
Neil E. Leach...............  62 Director
Hamish Maxwell..............  74 Director
Jackson L. Schultz..........  75 Director
Stephen J. Lee..............  48 Vice President, Human Resources
Steven M. Neil..............  48 Executive Vice President, Finance, Chief
                                  Financial Officer, Secretary and Treasurer
Barry J. Packham............  54 Executive Vice President, Manufacturing and
                                  Logistics
Adrian Walker...............  48 Vice President, Regional Director, Asia

   Maurice J. Cunniffe was appointed Chairman of the Board of Directors in November 2000. He has been a director since December 1996. He is Chairman and Chief Executive Officer of A.O. Capital Corporation, a company of which he has been sole shareholder since 1982.

   Jeremy C. Bishop was appointed Chief Executive Officer and President and a director in April 2000. Prior to his appointment, he served as President of the American Optical business, a position held since our purchase of American Optical Corporation's ophthalmic business in June 1996. He joined American Optical Corporation in November 1990 as Vice President of European Operations.

   Douglas D. Danforth has been a director since December 1994. He was Chairman and Chief Executive Officer of Westinghouse Electric Corporation from 1983 to 1987. He is a director of Dal-Tile International Inc. and Atlantic Express Transportation Corp.

   A. William Hamill has been a director since December 1996. From October 1999 through May 2001, Mr. Hamill was Executive Vice President of United Dominion Realty Trust, Inc., where he served as Chief Financial Officer. From 1996 through April 1999, he was Executive Vice President and Chief Financial Officer of Union Camp Corporation and, from 1993 through 1996, a partner in SCI Investors Inc. and a director of Custom Papers Group Inc. From 1991 to 1993, he was Senior Vice President and Chief Financial Officer of Specialty Coatings International Inc. and, from 1975 through 1990, he was with Morgan Stanley & Co. Incorporated, where he was a Managing Director. He is a director of NTELOS Inc.

   Neil E. Leach has been a director since November 2000. He is Managing Director of Coastal Development Associates LLC since 1987 and has founded and led a number of companies both in and outside the optical industry including Multifocal Rx Lens Laboratory Inc. and affiliated laboratories for the past 43 years. He is also Chairman of Microtool and Instruments, Inc. and a director of Intercontinental Bank, which was acquired by Bank of America.

   Hamish Maxwell has been a director since December 1994. Mr. Maxwell was Chairman of the Executive Committee of the Board of Directors of Philip Morris Companies Inc. from September 1991 through April 1995 and was Chairman and Chief Executive Officer of such company from 1984 to 1991. He was a director of Bankers Trust Corp. from 1984 to 1999 and a director of News Corporation from 1992 to 1997.

   Jackson L. Schultz has been a director since November 1995. Following a career in the United States Navy, Mr. Schultz joined Wells Fargo Bank in 1970, retiring in 1990 as Senior Vice President responsible for Public and Governmental Affairs. He serves as Vice Chairman and a Governor of Claremont McKenna College Rose Institute of State and Local Government.

   Stephen J. Lee was appointed Vice President, Human Resources in 1988 and was formerly Director of Personnel for Pilkington's Ophthalmic and Insulation Divisions. Mr. Lee joined the Pilkington Group in 1974.

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

   Barry J. Packham was appointed Executive Vice President, Manufacturing and Logistics in May 2000. He joined Sola as Vice President, Manufacturing Development in February 1993. Mr. Packham was Managing Director of Ceramic Fuel Cells Ltd., a research and development joint venture consortium in Melbourne, Australia, from 1991 to 1993 and formerly held manufacturing and general management positions with Kodak and Leigh-Mardon Pty. Ltd.

   Adrian P. Walker joined Sola as Regional Director, Asia in November 1996. Mr. Walker held a number of general management positions with subsidiaries of BTR plc. from March 1980 to November 1996. He was most recently General Manager of ACI Laminates and Insulations, based in Melbourne, Australia from July 1995 to October 1996. From August 1992 to July 1995 he was Managing Director of Dunlop Slazenger (Far East), in Malaysia, and from April 1985 to July 1992 was General Manager, Serck Services (Gulf) Ltd., in the United Arab Emirates.

Section 16(a) Beneficial Ownership Reporting Compliance

   Information regarding Section 16(a) reporting compliance is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2001 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 11. Executive Compensation

   Information regarding executive and director compensation is included under the captions "Executive Compensation" and "Director Compensation" in our proxy statement for the 2001 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information regarding security ownership is included under the caption "Ownership of SOLA Common Stock" in our proxy statement for the 2001 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

   Information regarding certain relationships and related party transactions is included under the caption "Certain Transactions" in our proxy statement for the 2001 Annual Meeting of Stockholders and is incorporated by reference herein.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Documents Filed as Part of this Report:

     1. Financial Statements. See Index to Consolidated Financial Statements included on page F-1.

     2. Financial Statement Schedule. See "Schedule II--Valuation and Qualifying Accounts" included on page S-1.

     3. List of Exhibits. See Index of Exhibits included on page E-1.

   (b) Reports on Form 8-K:

     Current Report on Form 8-K filed April 12, 2000 relating to the appointment of Mr. Jeremy C. Bishop to succeed Mr. John E. Heine as President and Chief Executive Officer.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SOLA INTERNATIONAL INC.
                                          (Registrant)

Date: June 27, 2001                                /s/ Steven M. Neil
                                          By: _________________________________
                                                       Steven M. Neil
                                                 Executive Vice President,
                                             Finance, Chief Financial Officer,
                                                  Secretary and Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Maurice J. Cunniffe           Chairman of the Board         June 27, 2001
______________________________________
         Maurice J. Cunniffe

       /s/ Jeremy C. Bishop            President and Chief           June 27, 2001
______________________________________  Executive Officer,
           Jeremy C. Bishop             Director (Principal
                                        Executive Officer)

        /s/ Steven M. Neil             Executive Vice President,     June 27, 2001
______________________________________  Finance, Chief Financial
            Steven M. Neil              Officer, Secretary and
                                        Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

     /s/ Douglas D. Danforth           Director                      June 27, 2001
______________________________________
         Douglas D. Danforth

        /s/ Neil E. Leach              Director                      June 27, 2001
______________________________________
            Neil E. Leach

        /s/ Hamish Maxwell             Director                      June 27, 2001
______________________________________
            Hamish Maxwell

      /s/ A. William Hamill            Director                      June 27, 2001
______________________________________
          A. William Hamill

      /s/ Jackson L. Schultz           Director                      June 27, 2001
______________________________________
          Jackson L. Schultz

                            SOLA INTERNATIONAL INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of PricewaterhouseCoopers LLP, Independent Accountants............  F-2

Report of Ernst & Young LLP, Independent Auditors........................  F-3

Consolidated Balance Sheets as of March 31, 2001 and 2000................  F-4

Consolidated Statements of Operations for the years ended March 31, 2001,
 2000 and 1999...........................................................  F-5

Consolidated Statements of Shareholders' Equity for the years ended March
 31, 2001, 2000 and 1999.................................................  F-6

Consolidated Statements of Cash Flows for the years ended March 31, 2001,
 2000 and 1999...........................................................  F-7

Notes to Consolidated Financial Statements...............................  F-8

Quarterly Financial Data (unaudited).....................................  F-

Financial Statement Schedule.............................................  S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of SOLA International Inc.:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of SOLA International Inc. and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
San Jose, California

May 15, 2001

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
SOLA International Inc.

   We have audited the accompanying consolidated balance sheet of SOLA International Inc. as of March 31, 1999 not presented herein and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audits also included the financial statement schedule for the year ended March 31, 1999 listed in the index at item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SOLA International Inc. as of March 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended March 31, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Palo Alto, California
May 6, 1999

                            SOLA INTERNATIONAL INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $ 26,149  $ 18,852
  Trade accounts receivable, less allowance for doubtful
   accounts of $9,201 and $8,873 at March 31, 2001 and
   2000, respectively......................................  123,478   120,882
  Inventories, net.........................................   94,741   127,974
  Deferred taxes, current..................................   24,508    13,602
  Other current assets.....................................   15,589    22,123
                                                            --------  --------
    Total current assets...................................  284,465   303,433
Property, plant and equipment, net.........................  152,712   197,893
Goodwill and other intangibles, net........................  190,851   195,465
Deferred taxes, long-term..................................   22,191     1,948
Other long-term assets.....................................   12,156    16,294
                                                            --------  --------
    Total assets........................................... $662,375  $715,033
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Notes payable to banks................................... $    402  $ 18,741
  Current portion of long-term debt........................    4,076     4,676
  Accounts payable.........................................   63,578    60,151
  Accrued liabilities......................................   45,919    43,326
  Accrued payroll and related compensation.................   32,323    28,303
  Other current liabilities................................    2,918     2,304
                                                            --------  --------
    Total current liabilities..............................  149,216   157,501
Long-term debt, less current portion.......................   10,180     4,362
Bank debt..................................................  150,000   105,200
Senior notes...............................................   94,730    99,672
Other long-term liabilities................................   22,874    20,496
                                                            --------  --------
    Total liabilities......................................  427,000   387,231
                                                            --------  --------
Commitments and contingencies (Notes 15 and 16)
Shareholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
 no shares issued..........................................       --        --
Common stock, $0.01 par value; 50,000 shares authorized;
 24,938 and 24,937 shares as of March 31, 2001 and March
 31, 2000, respectively, issued, and 23,709 and 24,937
 shares as of March 31, 2001 and March 31, 2000,
 respectively, outstanding.................................      249       249
Additional paid-in capital.................................  281,434   281,467
Equity participation loans.................................       --       (10)
Retained earnings..........................................    4,791    71,319
Cumulative other comprehensive loss........................  (43,069)  (25,223)
Common stock in treasury, at cost--
  1,229 shares at March 31, 2001...........................   (8,030)       --
                                                            --------  --------
    Total shareholders' equity.............................  235,375   327,802
                                                            --------  --------
    Total liabilities and shareholders' equity............. $662,375  $715,033
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                            SOLA INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                    Year Ended March 31,
                                                 -----------------------------
                                                   2001       2000      1999
                                                 ---------  --------  --------
Net sales....................................... $ 545,432  $543,445  $534,103
Cost of sales (including $25,629, $7,242 and
 $6,616 of inventory write-offs in the years
 ended March 31, 2001, 2000 and 1999,
 respectively--Note 3)..........................   349,556   310,340   298,005
                                                 ---------  --------  --------
  Gross profit..................................   195,876   233,105   236,098
                                                 ---------  --------  --------
Research and development expenses...............    14,857    20,010    18,757
Selling and marketing expenses..................   105,623   106,102   100,923
General and administrative expenses.............    61,371    64,300    63,857
Special charges.................................    91,065    22,319    14,810
                                                 ---------  --------  --------
  Operating expenses............................   272,916   212,731   198,347
                                                 ---------  --------  --------
  Operating income/(loss).......................   (77,040)   20,374    37,751
Interest income.................................     2,123     1,451       913
Interest expense................................   (25,575)  (20,760)  (18,472)
                                                 ---------  --------  --------
  Income/(loss) before provision for income
   taxes, minority interest and extraordinary
   item.........................................  (100,492)    1,065    20,192
Benefit/(provision) for income taxes............    32,206      (894)   (8,394)
Minority interest...............................       287       570       723
                                                 ---------  --------  --------
  Income/(loss) before extraordinary item.......   (67,999)      741    12,521
Extraordinary gain on early extinguishment of
 debt, net of tax of $835.......................     1,471        --        --
                                                 ---------  --------  --------
Net income/(loss)............................... $ (66,528) $    741  $ 12,521
                                                 =========  ========  ========
Net income/(loss) per share--basic:
  Net income/(loss) per share before
   extraordinary item........................... $   (2.83) $   0.03  $   0.51
  Extraordinary gain on early extinguishment of
   debt.........................................      0.06        --        --
                                                 ---------  --------  --------
  Net income/(loss) per share--basic............ $   (2.77) $   0.03  $   0.51
                                                 =========  ========  ========
Weighted average common shares outstanding......    24,049    24,887    24,794
                                                 =========  ========  ========
Net income/(loss) per share--diluted:
  Net income/(loss) per share before
   extraordinary item........................... $   (2.83) $   0.03  $   0.49
Extraordinary gain on early extinguishment of
 debt...........................................      0.06        --        --
                                                 =========  ========  ========
  Net income/(loss) per share--diluted.......... $   (2.77) $   0.03  $   0.49
                                                 =========  ========  ========
Weighted average common and dilutive securities
 outstanding....................................    24,049    25,069    25,412
                                                 =========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                            SOLA INTERNATIONAL INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (in thousands, except per share data)

                                                                     Cumulative
                          Common Stock Additional                       Other     Treasury Stock       Total
                          ------------  Paid-in   Equity  Retained  Comprehensive ---------------  Shareholders'
                          Shares Value  Capital   Loans   Earnings      loss      Shares   Value      Equity
                          ------ ----- ---------- ------  --------  ------------- ------  -------  -------------
Balances, March 31,
 1998...................  24,723 $247   $278,688  $(230)  $58,057     $ (9,740)       --  $    --    $327,022
                                                                                                     --------
Comprehensive
 income/(loss)
 Net income.............                                   12,521                                      12,521
 Foreign currency
  translation
  adjustments...........                                                (9,200)                        (9,200)
                                                                                                     --------
 Comprehensive income...                                                                                3,321
                                                                                                     --------
Common stock issued
 under stock option
 plans..................     144    2      1,534                                                        1,536
Tax benefit from
 exercise of stock
 options................                     303                                                          303
Repayment of equity
 participation loans....                            180                                                   180
                          ------ ----   --------  -----   -------     --------    ------  -------    --------
Balances, March 31,
 1999...................  24,867  249    280,525    (50)   70,578      (18,940)       --       --     332,362
                                                                                                     --------
Comprehensive
 income/(loss)
 Net income.............                                      741                                         741
 Foreign currency
  translation
  adjustments...........                                                (6,283)                        (6,283)
                                                                                                     --------
 Comprehensive loss.....                                                                               (5,542)
                                                                                                     --------
Common stock issued
 under stock option
 plans..................      70   --        686                                                          686
Stock compensation......                     200                                                          200
Tax benefit from
 exercise of stock
 options................                      56                                                           56
Repayment of equity
 participation loans....                             40                                                    40
                          ------ ----   --------  -----   -------     --------    ------  -------    --------
Balances, March 31,
 2000...................  24,937  249    281,467    (10)   71,319      (25,223)       --       --     327,802
                                                                                                     --------
Comprehensive loss
 Net loss...............                                  (66,528)                                    (66,528)
 Foreign currency
  translation
  adjustments...........                                               (17,846)                       (17,846)
                                                                                                     --------
 Comprehensive loss.....                                                                              (84,374)
                                                                                                     --------
Purchase of common
 stock..................                                                          (1,250)  (8,166)     (8,166)
Common stock issued
 under stock option
 plans..................       1   --        (60)                                     21      136          76
Tax benefit from
 exercise of stock
 options................                      27                                                           27
Repayment of equity
 participation loans....                             10                                                    10
                          ------ ----   --------  -----   -------     --------    ------  -------    --------
Balances, March 31,
 2001...................  24,938 $249   $281,434  $  --   $ 4,791     $(43,069)   (1,229) $(8,030)   $235,375
                          ====== ====   ========  =====   =======     ========    ======  =======    ========


  The accompanying notes are an integral part of these consolidated financial statements

                            SOLA INTERNATIONAL INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended March 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
Cash flows from operating activities:
Net income/(loss)...............................  $(66,528) $    741  $ 12,521
Adjustments to reconcile net income/(loss) to
 net cash provided by operating activities:
  Minority interest in earnings.................      (287)     (570)     (723)
  Depreciation and amortization.................    28,021    27,700    25,041
  Provision for excess and obsolete inventory...    19,369     3,293     3,320
  Provision for doubtful accounts...............     2,992        68       731
  Tax benefit from exercise of stock options....        27        56       303
  Non-cash portion of special charges...........    75,385    15,669    11,159
  Deferred taxes................................   (30,923)    3,170    (7,855)
  Gain on early extinguishment of debt,
   including tax impact of $835.................    (2,306)       --        --
  Gain on disposal/sale of property, plant and
   equipment....................................    (5,812)      (24)      (65)
Changes in assets and liabilities:
  Trade accounts receivable.....................    (8,916)   (6,616)   (1,313)
  Inventories...................................     3,990   (19,486)   (5,358)
  Prepaids and other assets.....................    (2,419)  (11,361)   (3,847)
  Accounts payable--trade.......................     3,354     4,306   (16,891)
  Accrued and other current liabilities.........     6,329     2,018   (15,236)
  Other long-term liabilities...................     4,207       484     1,460
                                                  --------  --------  --------
    Net cash provided by operating activities...    26,483    19,448     3,247
                                                  --------  --------  --------
Cash flows from investing activities:
  Purchases of businesses.......................   (17,917)   (4,059)   (8,601)
  Investments in trade investments and joint
   ventures.....................................    (1,335)   (5,591)       --
  Capital expenditures..........................   (20,923)  (20,060)  (30,458)
  Divestitures and other asset dispositions.....     7,816        --        --
  Other investing activities....................        90     1,033       546
                                                  --------  --------  --------
    Net cash used in investing activities.......   (32,269)  (28,677)  (38,513)
                                                  ========  ========  ========
Cash flows from financing activities:
  Payments on equity participation
   loans/exercise of stock options..............        86       926     1,716
  Net receipts/(payments) under notes payable to
   banks........................................   (22,101)    7,947    15,611
  Borrowings on long-term debt..................     4,531       944     5,031
  Payments on long-term debt....................    (2,599)   (4,892)   (4,255)
  Net receipts under bank debt..................    44,800     2,200     4,427
  Purchase of treasury stock....................    (8,166)       --        --
  Repurchase of senior subordinated notes.......    (2,678)       --        --
                                                  --------  --------  --------
    Net cash provided by financing activities...    13,873     7,125    22,530
                                                  --------  --------  --------
Effect of exchange rate changes on cash and cash
 equivalents....................................      (790)     (622)     (130)
                                                  --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................     7,297    (2,726)  (12,866)
Cash and cash equivalents at beginning of year..    18,852    21,578    34,444
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $ 26,149  $ 18,852  $ 21,578
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements

                            SOLA INTERNATIONAL, INC.

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

   In fiscal year 2001 the Company had a net loss of $66.5 million. In order to continue its operations and meet its significant liquidity requirements, the Company must achieve profitable operations or obtain additional funds through equity or debt financing, bank financing, and other sources. Management believes that its existing cash balances, foreign credit facilities, internally generated funds and other potential financing alternatives will be sufficient to meet the Company's capital, operating and debt service requirements for at least the next twelve months. If the Company is unable to generate adequate cash flow from sales of its products, the Company may need to seek additional sources of capital. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, or reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's business, results of operations and financial condition.

2. Summary of Significant Accounting Policies

 Principles of Consolidation:

   The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant transactions between the entities have been eliminated in the consolidation.

 Cash and Cash Equivalents:

   Cash equivalents consist primarily of short-term investments with an original maturity of three months or less.

 Inventories:

   Inventories are stated at the lower of cost (first-in, first-out) or market.

 Property, Plant and Equipment:

   Property, plant and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets (buildings--10 to 50 years; plant, molds and office equipment--2 to 10 years). Leasehold improvements and leased equipment are amortized over the lesser of their useful lives or the remaining term of the related leases. Gains and losses on sale of assets are recorded in general and administrative expenses.

 Intangible Assets:

   Intangible assets, including trademarks, patents and licenses, are stated at cost and amortized on a straight-line basis over their estimated useful lives of 3 to 15 years. Legal costs incurred by the Company in successfully defending its patents are capitalized to patent costs and amortized over the remaining life of the

                            SOLA INTERNATIONAL, INC.

patent. Goodwill, which represents the excess of acquisition cost over the net assets acquired in business combinations amounting to $190.4 million and $194.3 million as of March 31, 2001 and 2000, respectively, is being amortized on a straight-line basis over periods ranging from 10 to 40 years (primarily 40 years). As of March 31, 2001 and 2000 accumulated amortization was $34.3 million and $29.7 million, respectively. The Company's amortization expenses were approximately $6.6 million, $6.0 million and $5.8 million for fiscal 2001, 2000, and 1999, respectively.

   During fiscal 2001 the Company incurred an impairment charge of $17.0 million included in special charges related to the impairment of goodwill associated with a prior acquisition of a lens manufacturing business. The impairment of the goodwill was based on an estimate of projected undiscounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with the business. (See Note 11 of Notes to Consolidated Financial Statements).

   Debt issuance costs are being amortized to interest expense over the respective lives of the debt instruments which range from 5 to 10 years. As of March 31, 2001 and 2000, accumulated amortization was $1.6 million and $1.3 million, respectively. The Company's net debt issuance amortization costs were approximately $0.3 million, $0.5 million and $0.4 million for fiscal 2001, 2000, and 1999, respectively.

 Long-Lived Assets:

   The Company assesses potential impairments to its long-lived assets, including identifiable intangibles and goodwill, periodically in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period of time, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any permanent impairment based on projected discounted cash flows using a discount rate commensurate with the risk inherent in the Company's current business model.

 Foreign Currency Translation:

   The assets and liabilities and revenue and expense accounts of the Company's foreign subsidiaries have been translated using the exchange rate at the balance sheet date and the weighted average exchange rate for the period, respectively.

   The net effect of the translation of the accounts of the Company's subsidiaries has been included in equity as cumulative other comprehensive income (loss). Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in income as incurred.

 Revenue Recognition:

   The Company recognizes revenue on product sales upon shipment, provided that, at the time of shipment there is evidence of contractual arrangement with the customer, the fee is fixed and determinable, collection of the resulting receivable is probable and there are no significant remaining obligations. The Company's principal customers are wholesale distributors and processing laboratories, retail chains, superoptical retail stores,

                            SOLA INTERNATIONAL, INC.

independent eyecare practitioners and sunglass manufacturers. No individual customer accounts for more than 10% of net sales. The Company generally does not require collateral from its customers, but performs on-going credit evaluations of its customers.

   The Company has adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" and believes that the impact of the adoption was not significant to the consolidated financial statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements.

   The Company accounts for shipping and handling costs in accordance with the provision of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" retroactively applied to all periods presented. As a result, shipping and handling fees charged to customers are included in net sales and the related costs are included in selling and marketing expenses. Amounts reclassified from selling and marketing expenses into net sales totaled approximately $4.8 million and $4.3 million for fiscal 2000 and fiscal 1999, respectively.

 Advertising and Promotion Costs:

   The Company's policy is to expense advertising and promotion costs as they are incurred. The Company's advertising and promotion expenses were approximately $6.2 million, $7.5 million and $9.3 million for fiscal 2001, 2000, and 1999, respectively.

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

 Comprehensive Income/(Loss):

   Comprehensive income/(loss) includes currency translation adjustments which are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Following is the detail of comprehensive loss:

                                                                  Comprehensive
                                                                      loss
                                                                  -------------
   Balance March 31, 2000........................................   $(25,223)
   Change in foreign currency
     Translation adjustment......................................    (17,846)
                                                                    --------
   Balance March 31, 2001........................................   $(43,069)
                                                                    ========

 Reclassifications:

   Certain prior year items have been reclassified to conform with the current year's presentation. These reclassifications had no impact on total assets, operating income/(loss) or net income/(loss). Net sales and sales and marketing expense have been revised as a result of the retroactive adoption of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs", the amounts reclassified from sales and marketing into product sales were $4.8 million and $4.3 million for fiscal 2000 and fiscal 1999, respectively. Inventory charges related to the Company's strategic initiatives have been reclassified from special charges to cost of sales, the amounts were

                            SOLA INTERNATIONAL, INC.

$7.2 million and $6.6 million for fiscal 2000 and fiscal 1999, respectively. Foreign exchange losses classified in special charges have been reclassified to General and Administrative expense, the amounts were $0.3 million and $5.9 million for fiscal 2000 and fiscal 1999, respectively.

 Use of Estimates:

   The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Business Risk and Concentration of Credit Risks:

   The Company operates manufacturing and distribution sites in all major regions of the world--North America (including Mexico), Europe, and Rest of World. As a result, a significant portion of the Company's sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, exchange rates, tariffs and other trade barriers, staffing and managing foreign operations and potentially adverse tax consequences. Although the Company and its predecessors have been successfully conducting business outside of the United States since its inception in 1960, there can be no assurance that any of these factors will not have a material adverse effect on the Company's financial condition, cash flows, or results of operations in the future.

   Cash and cash equivalents are invested in deposits with major banks in the United States and in countries where subsidiaries operate. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

   During fiscal 2001, the Company's ten largest customers accounted for 23.7% of net sales, and the largest customer accounted for less than 5% of net sales. During fiscal 2001, eight of the ten largest customers were located in North America and accounted for 17.1% of net sales. No single customer's accounts receivable balance was greater than 2% of total accounts receivable.

 Financial Instruments with Off-Balance-Sheet Risk:

   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to currency risk. Gains and losses due to rate fluctuations on such transactions are recognized in the same period as the items being hedged. Cash flows related to these gains and losses are reported as operating or financing activities in the accompanying consolidated statements of cash flows. The counterparties to these contracts are substantial and credit worthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be significant. As of March 31, 2001 there were no outstanding forward contracts. Unless noted otherwise, the Company does not require collateral or other security to support financial instruments with credit risk.

                            SOLA INTERNATIONAL, INC.

 Earnings/(Loss) Per Share:

   The following table sets forth the computation of basic and diluted earnings/(loss) per share for the fiscal years ended March 31, 2001, 2000 and 1999:

                                                        Year Ended March 31,
                                                       ------------------------
                                                         2001     2000   1999
                                                       --------  ------ -------
                                                           (in thousands,
                                                       except per share data)
Numerator:
Income/(loss) before extraordinary item............... $(67,999) $  741 $12,521
Extraordinary gain on early extinguishment of
  Debt, net of tax....................................    1,471      --      --
                                                       --------  ------ -------
    Net income/(loss)................................. $(66,528) $  741 $12,521
                                                       ========  ====== =======
Denominator:
  Denominator for basic earnings per Share--
  Weighted average common shares Outstanding..........   24,049  24,887  24,794
  Effect of dilutive securities:
    Employee stock options............................       --     182     618
                                                       --------  ------ -------
    Weighted average common shares and Dilutive
     securities outstanding...........................   24,049  25,069  25,412
                                                       ========  ====== =======
Net income/(loss) per share--basic:
Net income/(loss) per share before extraordinary
 item................................................. $  (2.83) $ 0.03 $  0.51
Extraordinary gain on early extinguishment of Debt,
 net of tax...........................................     0.06      --      --
                                                       --------  ------ -------
    Net income/(loss) per share--basic................ $  (2.77) $ 0.03 $  0.51
                                                       ========  ====== =======
Net income/(loss) per share--diluted:
Net income/(loss) per share before extraordinary
 item................................................. $  (2.83) $ 0.03 $  0.49
Extraordinary gain on early extinguishment of Debt,
 net of tax ..........................................     0.06      --      --
                                                       --------  ------ -------
    Net income/(loss) per share--diluted.............. $  (2.77) $ 0.03 $  0.49
                                                       ========  ====== =======

   For the year ended March 31, 2001, approximately 3.4 million common stock options with exercise prices at a range of $4.63 to $41.44 per share were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for the period. Options to purchase 2.0 million shares of common stock at a range of $9.71 to $41.44 per share and 1.7 million shares of common stock at a range of $16.50 to $41.44 per share were outstanding as of March 31, 2000 and March 31, 1999, respectively, but were not included in the computation of the diluted earnings per share for fiscal 2000 and fiscal 1999 respectively, because the options' exercise price was greater than the average market price of the common shares.

 Impact of recently issued accounting standards:

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. Subsequently, FASB issued SFAS No. 137, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company believes there will be no material impact resulting from the adoption of SFAS No. 133.

                            SOLA INTERNATIONAL, INC.

   In December 2000, FASB issued an Exposure Draft related to business combinations. If the final rules are adopted as proposed, as of April 1, 2002, the Company will no longer be required to amortize goodwill as a charge to earnings. In addition, the Company will be required to periodically review goodwill for potential impairment. If an impairment is found to exist, a charge will be taken against earnings in the consolidated statement of operations. The Company cannot currently determine the amount of an impairment charge, if any, that would be recorded upon adoption.

3. Inventories

                                                                   March 31,
                                                                ----------------
                                                                 2001     2000
                                                                ------- --------
                                                                 (in thousands)
   Raw materials............................................... $16,084 $ 15,427
   Work in progress............................................   3,744    7,273
   Finished goods..............................................  74,913  105,274
                                                                ------- --------
                                                                $94,741 $127,974
                                                                ======= ========

   In fiscal 2001, 2000 and 1999 the Company incurred $25.6 million, $7.2 million and $6.6 million, respectively, of inventory write-offs associated with its strategic initiatives (Note 11) to improve operating performance.

4. Property, Plant and Equipment

                                                                  March 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                               (in thousands)
   Land, buildings and leasehold improvements................ $ 42,644 $ 47,793
   Machinery and office equipment............................  166,569  176,744
   Equipment under capital leases............................      852    2,699
   Molds.....................................................   48,771   64,776
                                                              -------- --------
                                                               258,836  292,012
   Less accumulated depreciation and amortization............  106,124   94,119
                                                              -------- --------
                                                              $152,712 $197,893
                                                              ======== ========

   Depreciation expense for fiscal 2001, 2000 and 1999 was $20.0 million, $21.0 million and $18.6 million, respectively. Accumulated depreciation on equipment under capital leases was $0.1 million and $2.4 million at March 31, 2001 and 2000 respectively.

5. Accrued Liabilities

                                                                   March 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
                                                                (in thousands)
   Liabilities associated with strategic initiatives........... $16,121 $ 6,268
   Other accrued liabilities...................................  29,798  37,058
                                                                ------- -------
                                                                $45,919 $43,326
                                                                ======= =======

                            SOLA INTERNATIONAL, INC.

6. Notes Payable to Banks

   Notes payable to banks at March 31, 2001 represent borrowings generally denominated in foreign currencies under several foreign credit agreements with lenders at interest rates ranging from 1.29% to 9.72%. The weighted average interest rates on these borrowings as of March 31, 2001 and 2000 were 6.00% and 12.67%, respectively. As of March 31, 2001, the Company had total unused lines of credit amounting to $14.4 million and there were no restrictive covenants on the borrowings.

7. Long-Term Debt

                                                                 March 31, 2001
                                                                 --------------
                                                                 (in thousands)
Uncollateralized promissory note, interest rates varying from
 6.5% to 7.5% at March 31, 2001, principal and interest payable
 through January 2003..........................................     $ 4,606
Uncollateralized term loans, interest rates varying from 4.00%
 to 15.00% at March 31, 2001, principal and interest payable
 through December 2008.........................................       8,724
Uncollateralized term loan, interest 1.85% at March 31, 2001,
 principal and interest payable through June 2008..............         522
Loans collateralized by equipment and other assets, interest rates varying from 6.2% to 7.0% at March 31, 2001, principal
 and interest payable through February 2005....................         404
                                                                    -------
                                                                     14,256
Less current portion...........................................       4,076
                                                                    -------
Long-term debt, less current portion...........................     $10,180
                                                                    =======

   Aggregate annual maturities of long-term debt over the next five years and thereafter are as follows:

   Period Ending March 31,                                        (in thousands)
   -----------------------                                        -------------
   2002..........................................................    $ 4,076
   2003..........................................................      9,550
   2004..........................................................        167
   2005..........................................................        175
   2006..........................................................         81
   Thereafter....................................................        207
                                                                     -------
     Total.......................................................    $14,256
                                                                     =======

   The Company believes that as of March 31, 2001, the fair value of its long-term debt approximates the carrying value of those obligations based on the borrowing rates which are comparable to market interest rates.

8. Bank Credit Agreement

   During fiscal 1998 the Company amended its bank credit agreement with The Bank of America National Trust and Savings Association, for itself and as agent for a syndicate of other financial institutions ("Amended Agreement") increasing the Company's multicurrency revolving facility to $300 million. The Amended Agreement contains a number of covenants including compliance with certain financial tests and maintenance of certain financial ratios as well as covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness (including contingent obligations), the creation of liens, the making of certain investments and loans, engaging in unrelated businesses, transactions with affiliates, the consummation of certain transactions such as sales of substantial assets, mergers or consolidations, margin stock purchases and

                            SOLA INTERNATIONAL, INC.

other transactions. The Amended Agreement also restricts the ability of the Company and its subsidiaries to make restricted payments in the nature of, among other things, (i) declaring, making or paying dividends or other distributions in excess of prescribed levels and (ii) purchasing, redeeming or retiring shares of the Company's capital stock in excess of prescribed levels. At September 30, 2000, December 31, 2000 and March 31, 2001, the Company did not meet the Leverage Ratio covenant of the Amended Agreement. Waivers were obtained for this covenant. During April 2001 the Company issued (Euro) 205 million of 11% Notes, the proceeds of which were used to fully repay the outstanding borrowings under the Amended Agreement and eliminate the facility. (See Subsequent Event Note 19).

   Borrowings, amounting to $150.0 million and $105.2 as of March 31, 2001 and 2000, respectively, are divided into two tranches. Prior to obtaining the waiver issued in connection with the violation of the leverage ratio, Tranche A permitted borrowings up to $30 million in either U.S. dollars or foreign currencies, to be used for working capital and consummating certain permitted acquisitions and Tranche B permitted borrowings of up to $270 million to be used for working capital purposes, outstanding letters of credit ($3.4 million as of March 31, 2001) and consummating certain permitted acquisitions. Subsequent to obtaining the waiver, Tranche A was limited to $20 million from January 31, 2001 to March 31, 2001 and $18.5 million from April 1, 2001 to May 7, 2001, while Tranche B was limited to $180 million from January 31, 2001 to March 31, 2001 and $166.5 million from April 1, 2001 to May 7, 2001. The Amended Agreement would have matured on May 7, 2001 and was subsequently repaid and eliminated. As of March 31, 2001 unused borrowings under the facility amount to $50.0 million.

9. Senior Notes

   The Company's 6 7/8% Senior Notes ("Notes") were issued under an indenture dated March 19, 1998, among the Company and State Street Bank and Trust Company of California, N.A., as Trustee (the "Indenture"). The Notes are unsecured senior obligations of the Company, limited to $100 million aggregate principal amount at maturity, and will mature on March 15, 2008. Interest on the Notes is payable semiannually on March 15 and September 15 of each year. During fiscal 2001 the Company repurchased $5.0 million principal amount of its Notes. As a result, the Company recorded an extraordinary gain, net of tax, of $1.5 million resulting from the difference between the carrying value of the Notes and the purchase price.

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

   The Notes rank pari passu to all other Senior Indebtedness, as defined in the Indenture, of the Company. The Company has determined the estimated fair value of its Senior Notes using available market information. The estimated fair value, based on the most recent market trades, of the Senior Notes was $
84.0 and $52.0 million at March 31, 2001 and March 31, 2000, respectively, and the carrying amounts were $94.7 and $99.7 million, respectively. The fair value estimates do not necessarily reflect the values the Company could realize in the current market.

10. Common Stock

 Common Stock

   The Company entered into loan agreements with certain members of the Company's management to enable them to invest in the Company's common stock. As of March 31, 2001, all loans have been repaid. On May 3, 2000 the Company's Board of Directors authorized a stock repurchase program in which up to

                            SOLA INTERNATIONAL, INC.

1,250,000 shares of the Company's common stock may be repurchased in the open market from time to time. Accordingly, the Company repurchased 1,250,000 shared of its common stock in the open market for approximately $8.2 million during the year ended March 31, 2001. The transaction was recorded separately as a deduction from the total of common stock, additional paid-in-capital, and retained earnings.

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

   In March 2000, FASB issued FIN 44. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purpose of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 has not had a material impact on the financial statements.

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

                            SOLA INTERNATIONAL, INC.

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

 Pro Forma Disclosures

   Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.63%-5.90%, 4.95%-5.90% and 5.67%, no dividend yield, volatility factors of the expected market price of the Company's common stock of .519-.877, .519 and .481 and a weighted-average expected life of the option of 4 years, for fiscal 2001, 2000 and 1999, respectively.

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

                            SOLA INTERNATIONAL, INC.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's actual and pro forma information follows:

                                                       Year Ended March 31,
                                                     --------------------------
                                                       2001     2000     1999
                                                     --------  -------  -------
                                                      (in thousands, except
                                                         per share data)
Actual
Net income/(loss)................................... $(66,528) $   741  $12,521
Net income/(loss) per share:
  Basic............................................. $  (2.77) $  0.03  $  0.51
  Diluted........................................... $  (2.77) $  0.03  $  0.49

Pro forma
Pro forma net (loss) income......................... $(68,684) $(1,590) $10,606
Pro forma (loss) earnings per share:
  Basic............................................. $  (2.86) $ (0.06) $  0.43
  Diluted........................................... $  (2.86) $ (0.06) $  0.42

   The pro forma effect on net income of SFAS 123 may not be representative of the effects on pro forma net income/(loss) in future periods.

                            SOLA INTERNATIONAL, INC.

Option Activity

   A summary of the Company's stock option activity, and related information for fiscal 1999, 2000 and 2001 follows:

                                                     Number of        Weighted
                                                     Securities       Average
                                                     Underlying       Exercise
                                                      Options          Price
                                                     ----------       --------
                                                       (in thousands, except
                                                          per share data)
Options outstanding as of March 31, 1998............   2,229           $18.20
Options granted during fiscal 1999 with an exercise
 price equal to the market price on the date of
 grant..............................................     191            32.25
Options granted during fiscal 1999 with an exercise
 price greater than the market price on the date of
 grant..............................................     424            27.13
Options exercised in fiscal 1999....................    (144)           10.89
Options cancelled in fiscal 1999....................     (57)           30.18
                                                       -----           ------
Options outstanding as of March 31, 1999............   2,643            20.79
Options granted during fiscal 2000 with an exercise
 price equal to the market price on the date of
 grant..............................................     600            15.63
Options exercised in fiscal 2000....................     (70)            9.71
Options cancelled in fiscal 2000....................    (300)           24.27
                                                       -----           ------
Options outstanding as of March 31, 2000............   2,873            19.62
Options granted during fiscal 2001 with an exercise
 price equal to the market price on the date of
 grant..............................................   1,025             5.19
Options granted during fiscal 2001 with an exercise
 price greater than the market price on the date of
 grant..............................................      44             7.88
Options exercised in fiscal 2001....................     (22)            4.75
Options cancelled in fiscal 2001....................    (569)           18.25
                                                       -----           ------
Options outstanding as of March 31, 2001............   3,351           $15.36
                                                       =====           ======
Options exercisable at:
  March 31, 2001....................................   2,088           $17.87
  March 31, 2000....................................   2,003           $18.08
  March 31, 1999....................................   1,824           $16.51
Weighted average fair value per share of options
 granted during fiscal year:
  2001..............................................            $3.13
  2000..............................................            $7.13
  1999..............................................            $7.83

                            SOLA INTERNATIONAL, INC.

   The following table summarizes stock options outstanding at March 31, 2001:

                                   Outstanding                Exercisable
                             ----------------------- ------------------------------
                                 Shares     Weighted     Shares            Weighted
   Range of Exercise Price   (in thousands)  Price   (in thousands) Price  Average
   -----------------------   -------------- -------- -------------- ------ --------
   $ 4.63-$ 7.86...........        985       $ 5.34        185      $ 5.44   9.22
   $ 9.71-$ 9.71...........        761         9.71        760        9.71   2.67
   $13.81-$16.50...........        578        15.64        388       15.98   6.24
   $16.88-$27.13...........        468        23.83        269       24.36   7.29
   $28.00-$34.06...........        391        31.65        338       31.54   6.05
   $35.00-$41.44...........        168        37.57        148       37.31   5.73
                                 -----                   -----
   $ 4.63-$41.44                 3,351       $15.36      2,088      $17.87   6.41
                                 =====                   =====

11. Special Charges

   The pre-tax special charges for fiscal 2001, 2000 and 1999 are comprised of the following:

                                                        2001     2000    1999
                                                       -------  ------- -------
                                                           (in thousands)
   Charges associated with work-force reductions.....  $19,681  $ 6,650 $ 3,651
   Molds write-off associated with product
    standardization..................................   24,256   10,200   2,300
   Accounts receivable write-offs associated with the
    economic slowdown in Asia........................       --    2,500   1,985
   Charges associated with facility closures.........   28,235    2,969   6,874
   Impairment of goodwill............................   17,057       --      --
   Asset write-offs associated with discontinued
    product line.....................................    7,690       --      --
   Gain on sale of land associated with facility
    closure..........................................   (5,854)      --      --
                                                       -------  ------- -------
     Total...........................................  $91,065  $22,319 $14,810
                                                       =======  ======= =======

   Primarily as a result of the Company's strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKU's that are no longer being manufactured, which commenced in the third quarter of fiscal 1999, the Company recorded net pretax special charges of $91.1 million in fiscal 2001 in addition to $22.3 million and $14.8 million of special charges recorded in fiscal 2000 and 1999, respectively. The Company incurred $19.7 million associated with workforce reductions in North America, Europe and Australia. Included in the workforce reductions were 780 employees from manufacturing, 91 employees from sales and marketing, 75 employees from administration, and 46 employees from research and development. At March 31, 2001, $16.3 million cash had been paid related to workforce reductions incurred since fiscal 1999. The special charges include $24.3 million related to the write-off of molds, which were discontinued as a result of the Company's efforts to globally standardize product specifications. Also, the Company continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities that commenced in the fourth quarter of fiscal 2000. As a result, special charges of $28.2 million related to redundant equipment write-off and facility closure costs were incurred. Additionally, as a result of the discontinuation of the development of the polycarbonate Matrix product line, the Company incurred $7.6 million in asset write-offs including equipment ($7.0 million) and related commitments ($0.6 million). Lastly, the Company recognized a gain on the sale of land in North America of $5.8 million associated with facility closures. Also included in special charges is $17.0 million related to the impairment of goodwill associated with a prior acquisition of a lens manufacturing business. This impairment is pursuant to SFAS 121, "Accounting for Impairment of

                            SOLA INTERNATIONAL, INC.

Long-Lived Assets and for Long-Lived Assets to be Disposed of," as the Company decided to discontinue and exit operations of this lens manufacturing business and completely close-down the facility.

   Details of the special charges are as follows:

                                                                                  Asset
                                                                                Write-offs
                                                                                Associated
                                       Mold     Accounts                           with     Gain on
                          Workforce   Write-   Receivable Facility   Goodwill  Discontinued sale of
                          Reductions   offs    Write-offs Closures  Impairment Product Line  Land     Total
                          ---------- --------  ---------- --------  ---------- ------------ -------  --------
Fiscal 1999 Charge to
 operations.............   $  3,651  $  2,300   $ 1,985   $  6,874   $     --    $    --    $    --  $ 14,810
 Utilized:
 Non-cash...............         --    (2,300)   (1,985)    (6,874)        --         --         --   (11,159)
 Cash...................     (1,900)       --        --         --         --         --         --    (1,900)
                           --------  --------   -------   --------   --------    -------    -------  --------
Strategic initiative
 liability as of
 March 31, 1999.........      1,751        --        --         --         --         --         --     1,751
Fiscal 2000 Charge to
 operations.............      6,650    10,200     2,500      2,969         --         --         --    22,319
 Utilized:
 Non-cash...............         --   (10,200)   (2,500)    (2,969)        --         --         --   (15,669)
 Cash...................     (2,133)       --        --         --         --         --         --    (2,133)
                           --------  --------   -------   --------   --------    -------    -------  --------
Strategic initiative
 liability as of
 March 31, 2000.........      6,268        --        --         --         --         --         --     6,268
Fiscal 2001 Charge to
 operations.............     19,681    24,256        --     28,235     17,057      7,690     (5,854)   91,065
 Utilized:
 Non-cash...............         --   (24,256)       --    (25,286)   (17,057)    (7,690)        --   (74,289)
 Cash...................    (12,267)       --        --       (510)        --         --      5,854    (6,923)
                           --------  --------   -------   --------   --------    -------    -------  --------
Strategic initiative
 liability as of
 March 31, 2001.........   $ 13,682  $     --   $    --   $  2,439   $     --    $    --    $    --  $ 16,121
                           ========  ========   =======   ========   ========    =======    =======  ========

   The liability associated with the strategic initiatives as of March 31, 2001 is included in accrued liabilities. The Company anticipates that substantially all of the accrued liability will be paid in fiscal 2002 and will be funded through future asset sales and cash provided by operations. The Company is in the process of selling land and buildings made redundant by the strategic initiatives which may generate proceeds of approximately $10 million. Management does not anticipate any additional special charges related to its current strategic initiatives.

   In fiscal 2000, primarily during the fourth quarter, the Company recorded pretax special charges of $22.3 million. The Company commenced consolidation of its Mexican manufacturing operations in fiscal year 1999 and completed the consolidation in fiscal year 2000. Included in the Mexican manufacturing facilities consolidation charge of $4.0 million, are write-offs of molds ($1.4 million), and costs associated with combining the two manufacturing operations ($2.6 million). The special charge amount includes $6.7 million relating to work-force reductions in North America, Europe and Australia. Included in the workforce reductions were 143 employees from manufacturing, 19 employees from sales and marketing, 19 employees from administration and 9 employees from research and development. The Company recorded a charge of $2.5 million for provision against collection of accounts receivable in Asia as a result of the economic slow-down in the region during fiscal 1999. During fiscal year 2000, the Company commenced the transfer of high volume production to low cost manufacturing locations and the consolidation of certain manufacturing expertise into fewer production facilities. As a result, charges of $8.8 million were incurred related to the write-off of molds and $0.3 million related to facility closure costs.

   In fiscal year 1999, primarily in the fourth quarter, the Company recorded special charges of $14.8 million. The charges consisted of $3.7 million related to the consolidation of manufacturing facilities in Mexico, $3.0

                            SOLA INTERNATIONAL, INC.

million related to global work force reductions, $2.0 million in write-offs of accounts receivable associated with economic slowdowns in Asia and $6.1 million related to the write-off of equipment in South America.

12. Defined Contribution Plans

   The Company sponsors several defined contribution plans covering substantially all U.S. and U.K. employees. Under the U.S. 401(k) retirement plan, the Company provides 50% matching contributions up to a maximum of 6% of the employee's compensation during the plan year. Contributions for the years ended March 31, 2001, 2000 and 1999 were $1.0 million, $1.2 million and $1.2 million, respectively. Under the U.K. plan, the Company matches pension contributions of up to 8% of the employee's pensionable salary. The contribution was $0.1 million in each of the years ended March 31, 2001, 2000 and 1999.

13. Defined Benefit Retirement Plans

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

                                                Domestic        International
                                              Pension Plan      Pension Plan
                                             ----------------  ----------------
                                              2001     2000     2001     2000
Year ended March 31, (in thousands)          -------  -------  -------  -------
Reconciliation of benefit obligation:
Benefit obligation--beginning of year....... $21,491  $20,676  $12,852  $11,904
Service cost................................   2,220    2,608    1,555    1,581
Interest cost...............................   1,429    1,302      676      737
Participant contributions...................      --       --      137      193
Actuarial (gain)/loss.......................   2,648   (2,873)   1,163      (44)
Benefit payments............................    (209)    (222)  (1,571)  (1,092)
Curtailments................................  (4,876)      --       --       --
Other.......................................      --       --     (152)     161
Effect of exchange rates....................      --       --   (2,803)    (588)
                                             -------  -------  -------  -------
Benefit obligation--end of year............. $22,703  $21,491  $11,857  $12,852
                                             =======  =======  =======  =======

                            SOLA INTERNATIONAL, INC.

Curtailments in fiscal 2001 relate to the termination of approximately 600 plan participants as a result of the Company's strategic initiatives and associated reduction in workforce.

                                              Domestic        International
                                            Pension Plan      Pension Plan
                                           ----------------  ----------------
                                            2001     2000     2001     2000
Year ended March 31, (in thousands)        -------  -------  -------  -------
Reconciliation of fair value of plan
 assets:
Fair value of plan assets--beginning of
 year..................................... $20,318  $13,284  $14,251  $13,475
Actual return on plan assets..............  (6,749)   4,924      473    1,830
Employer contributions....................   1,250    2,332      878      697
Participant contributions.................      --       --      137      193
Benefit payments..........................    (209)    (222)  (1,571)  (1,092)
Other.....................................      --       --     (152)    (198)
Effect of exchange rates..................      --       --   (2,827)    (654)
                                           -------  -------  -------  -------
Fair value of plan assets--end of year.... $14,610  $20,318  $11,189  $14,251
                                           =======  =======  =======  =======
                                              Domestic        International
                                            Pension Plan      Pension Plan
                                           ----------------  ----------------
                                            2001     2000     2001     2000
Year ended March 31, (in thousands)        -------  -------  -------  -------
Funded status:
Funded status at March 31................. ($8,093) ($1,173) ($  668) $ 1,399
Unrecognized transition asset.............      --       --      (70)    (111)
Unrecognized (gain) loss..................   2,204   (4,362)    (803)  (2,991)
                                           -------  -------  -------  -------
Accrued pension cost...................... ($5,889) ($5,535) ($1,541) ($1,703)
                                           =======  =======  =======  =======

   The assumptions used in the measurement of the Company's benefit obligation are shown in the following table:

                                   Domestic Pension    International Pension
                                         Plan                  Plan
                                   ------------------  ----------------------
                                     2001      2000       2001        2000
Year ended March 31,               --------  --------  ----------  ----------
Discount rate.....................     6.50%     7.00%       5.50%       6.25%
Expected long-term rate of return
 on plan assets...................     8.00%     8.00%       8.00%       8.00%
Rate of increase in future
 compensation levels..............     5.00%     5.00%       5.00%       4.50%

   Net periodic pension costs include the following components:

                                 Domestic Pension         International
                                       Plan                Pension Plan
                               ----------------------  ----------------------
Year ended March 31, (in        2001    2000    1999    2001    2000    1999
thousands)                     ------  ------  ------  ------  ------  ------
Service cost.................. $2,220  $2,608  $2,637  $1,555  $1,581  $1,217
Interest cost.................  1,429   1,302   1,117     676     737     647
Expected return on plan
 assets....................... (1,700) (1,173)   (942) (1,009) (1,077)   (924)
Amortization of transition
 asset........................     --      --      --     (21)    (24)    (23)
Amortization of (gain) loss...   (345)     --      83    (118)    (90)    (34)
                               ------  ------  ------  ------  ------  ------
Net periodic pension cost..... $1,604  $2,737  $2,895  $1,083  $1,127  $  883
                               ======  ======  ======  ======  ======  ======

                            SOLA INTERNATIONAL, INC.

14. Income Taxes

   The domestic and foreign components of income(loss) before provision for income taxes, minority interest and extraordinary item are as follows:

                                                       Year Ended March 31,
                                                    ----------------------------
                                                      2001       2000     1999
                                                    ---------  --------  -------
                                                          (in thousands)
   Domestic........................................ $ (89,087) $(12,120) $ 9,681
   Foreign.........................................   (11,405)   13,185   10,511
                                                    ---------  --------  -------
                                                    $(100,492) $  1,065  $20,192
                                                    =========  ========  =======

   The components of the provision (benefit) for income taxes are as follows:

                                                       Year Ended March 31,
                                                     --------------------------
                                                       2001      2000     1999
                                                     ---------  -------  ------
                                                          (in thousands)
   Current:
    Federal and State............................... $    (561) $(9,951) $6,128
    Foreign.........................................      (702)   7,675   4,025
   Deferred:
    Federal and State...............................   (33,821)   2,211  (4,918)
    Foreign.........................................       307    2,420   2,270
   Valuation allowance adjustment...................     2,571   (1,461)    889
                                                     ---------  -------  ------
                                                     $(32,206)  $   894  $8,394
                                                     =========  =======  ======

   During fiscal 2001 the Company recognized $27,000 of certain tax benefits related to stock option plans. In fiscal 2000 and 1999, the Company recognized $0.1 million and $0.3 million, respectively, related to such plans. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

   A reconciliation between income tax provisions computed at the U.S. federal statutory rate and the effective rate reflected in the statements of operations is as follows:

                                                           Year Ended March
                                                                 31,
                                                           ------------------
                                                           2001   2000   1999
                                                           ----  ------  ----
   Provision at statutory rate............................ 35.0%   35.0% 35.0%
   State tax provision, net of federal effect.............  1.0     2.0   3.9
   Valuation allowance, excluding special charges......... (2.6) (137.2) (5.7)
   Valuation allowance, relating to special charges.......   --      --  10.1
   Special charges at differing statutory rates........... (3.6)  217.8    --
   Income of foreign subsidiaries at differing statutory
    rates.................................................   --      --   2.1
   Other..................................................  2.2   (33.7) (3.8)
                                                           ----  ------  ----
                                                           32.0%   83.9% 41.6%
                                                           ====  ======  ====

                            SOLA INTERNATIONAL, INC.

   The following is an analysis of the income tax provision for fiscal 2001 and fiscal 2000, before and after special charges:

                                             Loss before
                                             benefit from Benefit from Effective
   Fiscal 2001                               income taxes income taxes   rate
   -----------                               ------------ ------------ ---------
                                                       (in thousands)
   Before special charges...................  $  (9,427)    $ (3,139)    33.3%
   Special charges..........................    (91,065)     (29,067)    31.9%
                                              ---------     --------     ----
    Total...................................  $(100,492)    $(32,206)    32.0%
                                              =========     ========     ====

                                           Income before
                                           provision for Provision for Effective
   Fiscal 2000                             income taxes  income taxes    rate
   -----------                             ------------- ------------- ---------
                                                      (in thousands)
   Before special charges.................   $ 23,384       $ 7,381      31.5%
   Special charges........................    (22,319)       (6,487)     29.1%
                                             --------       -------      ----
    Total.................................   $  1,065       $   894      83.9%
                                             ========       =======      ====

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                   March 31,
                                                                ---------------
                                                                 2001    2000
                                                                ------- -------
                                                                (in thousands)
   Deferred tax assets:
    Accounts receivable, principally due to allowances for
     doubtful accounts......................................... $ 2,320 $ 2,674
    Inventories, principally due to reserves...................  12,233   4,342
    Property, plant and equipment, principally due to
     differences in depreciation...............................   2,852   3,633
    Accruals for employee benefits.............................   6,382   7,300
    In-process research and development........................   8,845   9,786
    Other assets...............................................  11,381   3,856
    Net operating losses (NOL).................................  37,599  14,186
                                                                ------- -------
    Total gross deferred tax assets............................  81,612  45,777
    Less valuation allowance...................................  11,800   9,229
                                                                ------- -------
    Net deferred tax assets.................................... $69,812 $36,548
                                                                ======= =======
   Deferred tax liabilities:
    Property, plant and equipment, principally due to
     differences in depreciation............................... $14,388 $14,789
    Inventories................................................   2,049   2,442
    Amortization of goodwill...................................  10,399   9,391
    Other......................................................   8,193   6,086
                                                                ------- -------
    Net deferred tax liabilities............................... $35,029 $32,708
                                                                ======= =======
     Net deferred tax assets less net deferred tax
      liabilities.............................................. $34,783 $ 3,840
                                                                ======= =======

                           SOLA INTERNATIONAL, INC.

   Movements in the valuation allowances in fiscal 2001, 2000 and 1999 relate primarily to realization of NOL's or changes in the Company's evaluation of the realizability of deferred tax assets.

   For tax purposes, the Company and its foreign subsidiaries, at March 31, 2001, had net operating loss carryforwards of $123.3 million. Of this amount, $43.8 million does not expire, and $19.5 million expires between 2002 and 2020. The deferred tax assets reflected in the Company's accounts as of March 31, 2001 before valuation allowances reflect these NOL's.

   The Company has not provided for U.S. federal income and foreign withholding taxes on $96.0 million of non-U.S. subsidiaries' undistributed earnings as of March 31, 2001 because such earnings are intended to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

15. Commitments

   The Company leases certain warehouse and office facilities, office equipment and automobiles under noncancelable operating leases which expire in 2001 through 2009. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the terms of certain lease agreements, the leases may be extended, at the Company's option, and certain of the leases provide for adjustments of the minimum monthly rent.

   Future minimum annual lease payments under the leases are as follows:

   Period Ending March 31,                                       (in thousands)
   -----------------------                                       -------------
   2002.........................................................    $3,326
   2003.........................................................     2,392
   2004.........................................................     1,837
   2005.........................................................     1,299
   2006.........................................................       815
   Thereafter...................................................     1,341

   Rent expense for fiscal 2001, 2000, and 1999 was $7.8 million, $7.8 million and $7.2 million, respectively.

16. Contingencies

   The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials.

   Since 1988, the Company has operated a ground water remediation system at its Petaluma, California manufacturing facility in accordance with a consent order issued by the U.S. EPA under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The system is designed to remediate a pre-1982 release of hazardous substances. Analytical results indicate that contamination levels have decreased significantly over the past few years. Since March 1997, the Company has curtailed clean-up activities, while continuing to monitor contamination levels. In 1997, the Company submitted to the EPA a report on contamination levels and the impact of curtailed activities that indicates no significant impact on the site from the curtailed activities. The EPA has consented to continued curtailment of clean-up activities. The Company expects continued reduction of clean-up activities due to relatively low levels of contamination existing at the

                            SOLA INTERNATIONAL, INC.

site. In connection with the acquisition from Pilkington, Pilkington has agreed to indemnify the Company with respect to environmental losses relating to certain then existing facts, events, conditions, matters or issues, for (1) 50% of the losses to the extent they exceed $1 million but are less than or equal to $5 million, and (2) 100% of the losses in excess of $5 million. In March 2001 the Company completed the sale of the affected property and indemnified the buyer with respect to certain then-existing facts, events, conditions, matters or issues.

   It is possible that the Company may be involved in other similar investigations and actions under state, federal or foreign laws in the future. Based on currently available information, the Company does not believe that its share of costs at the existing is likely to result in a liability that will have a material adverse effect on its results of operations, financial condition or cash flows.

   The Company's policy is to meet or exceed all applicable environmental, health and safety laws and regulations. The complexity and continuing evolution of environmental regulation, including certain programs for which implementing regulations have not yet been finalized, preclude precise estimation of future environmental expenditures.

   In the ordinary course of business, various legal actions and claims pending have been filed against the Company. While it is reasonably possible that such contingencies may result in a cost greater than that provided for in the financial statements, it is the opinion of management that the ultimate liability, if any, with respect to these matters, will not materially affect the consolidated operations, cash flows, or financial position of the Company.

17. Worldwide Operations

   The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be a single industry segment, specifically, operating in the ophthalmic industry in the design and manufacture of eyeglass lenses.

                            SOLA INTERNATIONAL, INC.

   A summary of information about the Company's geographic areas is as follows:


                               North             Rest of
                              America   Europe  World(b)  Eliminations  Total
                              -------- -------- --------  ------------ --------
                                               (in thousands)
Year Ended March 31, 2001
Revenue (a):
 External.................... $245,397 $182,919 $117,116   $      --   $545,432
 Internal....................   63,670   65,895   77,708    (207,273)        --
Identifiable assets..........  341,974  153,738  168,376      (1,713)   662,375
Year Ended March 31, 2000
Revenue (a):
 External.................... $258,175 $179,016 $106,254   $      --   $543,445
 Internal....................   56,674   63,225   64,384    (184,283)        --
Identifiable assets..........  371,650  164,857  178,420         106    715,033
Year Ended March 31, 1999
Revenue (a):
 External.................... $265,460 $173,612 $ 95,031   $      --   $534,103
 Internal....................   43,823   58,715   52,269    (154,807)        --
Identifiable assets..........  384,771  158,265  161,494      (5,231)   699,299

--------
(a) Revenues are attributed to regions based on the location of SOLA and its subsidiaries' country or region of domicile.
(b) The Rest of World consists primarily of Australia, Asia and South America.

   Internal sales represent intercompany sales between regions at a mark-up from cost; the elimination of any profit arising from such sales is reflected in eliminations in determining operating income.

   Included in North American operations are the Company's businesses in Canada and Mexico, as well as the United States. In each of the three fiscal years ended March 31, 2001, Canadian and Mexican operations accounted for less than 6.5% of external revenues and less than 3.5% of identifiable assets of the North American region. The information for Canada and Mexico individually and combined, is not considered material to information for the United States alone.

18. Supplementary Cash Flow Data

                                                       Year Ended March 31,
                                                      ------------------------
                                                       2001     2000    1999
                                                      -------  ------- -------
                                                          (in thousands)
Supplemental disclosures of cash flow information:
 Interest paid....................................... $32,064  $27,134 $24,011
                                                      =======  ======= =======
 Taxes paid/(received)............................... $(4,018) $ 7,133 $16,274
                                                      =======  ======= =======
Supplemental disclosures of non-cash investing and
 financing activities:
 Capital expenditures accrued but not paid........... $ 1,503  $ 4,258 $ 7,115
                                                      =======  ======= =======

                            SOLA INTERNATIONAL, INC.

19. Subsequent Events

   On April 17, 2001, the Company completed the sale of (Euro) 205 million ($182.0 million at date of sale) of 11% Notes due 2008 through a private placement to qualified institutional buyers pursuant to Rule 144A and to persons outside of the United States in compliance with Regulation S. The notes were priced at 100% of the principal amount and pay interest semi-annually. Net proceeds of the note offering were used to fully repay outstanding bank borrowings under the Company's credit facility, which existed at March 31, 2001 and was eliminated on April 17, 2001.

20. Quarterly Financial Data (Unaudited)

The Company's quarterly financial data for fiscal 2000 and 2001 follows:

(in thousands, except per share data)

                                                     Quarter Ended
                                          ------------------------------------
                                          June 30,  Sept.   Dec. 31,   March
                                            2000   30, 2000   2000    31, 2001
                                          -------- -------- --------  --------
Net sales as previously reported......... $140,835 $133,704 $126,144  $141,332
Net sales revised (1).................... $141,991 $134,846 $127,263  $141,332
Gross profit.............................   59,244   54,644   28,738    53,250
Special charges..........................    6,088    4,827   75,749     4,401
Operating income (loss)..................    6,832    7,785  (94,637)    2,980
Net income (loss)........................    2,353    1,234  (67,685)   (2,430)
Net income/(loss) per share--basic:
  Net income (loss)......................     0.09     0.05    (2.86)    (0.10)
Net income/(loss) per share--diluted:
  Net income (loss)......................     0.09     0.05    (2.86)    (0.10)

                                                      Quarter Ended
                                           -----------------------------------
                                           June 30,  Sept.   Dec. 31,  March
                                             1999   30, 1999   1999   31, 2000
                                           -------- -------- -------- --------
Net sales as previously reported.......... $133,577 $141,071 $127,238 $136,794
Net sales revised (1)..................... $134,769 $142,242 $128,366 $138,068
Gross profit..............................   60,688   64,629   56,383   51,405
Special charges...........................    1,500    1,906       --   18,913
Operating income (loss)...................   12,740   14,902    8,770  (16,038)
Net income (loss).........................    5,918    7,241    2,675  (15,093)
Net income/(loss) per share--basic:
  Net income (loss).......................     0.24     0.29     0.11    (0.61)
Net income/(loss) per share--diluted:
  Net income (loss).......................     0.24     0.29     0.11    (0.61)

--------
(1) Certain prior quarter items have been reclassified to conform with the current year end presentation. These reclassifications had no impact on total assets, operating income/(loss) or net income/(loss). Net sales and sales and marketing expense have been revised as a result of the retroactive adoption of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs." The amounts reclassified from sales and marketing into product sales were $1.2 million, $1.1 million and $1.1 million for the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000, respectively, and $1.2 million, $1.2 million, $1.1 million and $1.3 million for the quarters ended June 30, 1999, September 30, 1999, December 31, 1999 and March 31, 2000, respectively. Inventory charges related to the Company's strategic initiatives

                           SOLA INTERNATIONAL, INC.

   have been reclassified from special charges to cost of sales. The amounts were $0.7 million, $2.3 million and $21.8 million for the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000, respectively, and $7.2 million for the quarter ended March 31, 2000. Foreign exchange losses classified in special charges have been reclassified to general and administrative expense. The amounts were $3.1 million in the quarter ended December 31, 2000 and a charge of $0.9 million and a credit of $0.6 million in the quarters ended September 30, 1999 and December 30, 1999, respectively.

                                                                     SCHEDULE II

                            SOLA INTERNATIONAL INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                Balance,  Charged                       Balance,
                                Beginning    to                          End of
                                of Period Expenses Deductions Other(1)   Period
                                --------- -------- ---------- --------  --------
Year ended March 31, 2001
 Allowance for doubtful
  accounts.....................  $ 8,873  $ 2,992   $ (2,391) $  (274)  $ 9,201
                                 =======  =======   ========  =======   =======
 Allowance for excess and
  obsolete inventory (2).......  $14,663  $19,369   $(14,854) $(1,167)  $18,011
                                 =======  =======   ========  =======   =======
Year ended March 31, 2000
 Allowance for doubtful
  accounts                       $ 7,003  $ 2,568   $   (396) $  (302)  $ 8,873
                                 =======  =======   ========  =======   =======
 Allowance for excess and
  obsolete inventory...........  $ 9,236  $ 7,293   $ (1,455) $  (411)  $14,663
                                 =======  =======   ========  =======   =======
Year ended March 31, 1999
 Allowance for doubtful
  accounts.....................  $ 4,956  $ 2,716   $   (677) $     8   $ 7,003
                                 =======  =======   ========  =======   =======
 Allowance for excess and
  obsolete inventory...........  $ 4,360  $ 5,620   $   (666) $   (78)  $ 9,236
                                 =======  =======   ========  =======   =======

--------
(1) Other relates primarily to foreign currency translation adjustments.
(2) Of the $25.6 million in inventory write-offs associated with the strategic initiatives for the year ended March 31, 2001, $19.6 million was included in the charge to the allowance for excess and obsolete inventory, $3.6 million was written-off directly against inventory and $2.4 million related to period costs.

                               INDEX OF EXHIBITS

                                             Page Number or Incorporation by
 Exhibit No.         Description                      Reference No.
 -----------         -----------             -------------------------------

     2.1     Purchase agreement between    Filed as Exhibit 2 to the Form 8-K
             SOLA International Inc. and   of the Company, dated May 6, 1996,
             American Optical              and incorporated herein by reference
             Corporation, dated as of
             May 6, 1996

     3.1     Amended and Restated          Filed as Exhibit 3.1 to the Annual
             Certificate of                Report on Form 10-K of the Company
             Incorporation of the          for the fiscal year ended March 31,
             Company                       1995, dated June 7, 1995, and
                                           incorporated herein by reference

     3.2     Amended and Restated By-      Filed as Exhibit 3 to the Company's
             Laws of the Company           Quarterly Report on Form 10-Q for
                                           the period ended September 30, 1998,
                                           and incorporated herein by reference

     4.1     Rights Agreement dated as     Filed as Exhibit 1 to the Form 8-A
             of August 27, 1998 between    of the Company, dated August 27,
             SOLA International Inc. and   1998, and incorporated herein by
             Bank Boston N.A.              reference

     4.2     Indenture by and between      Filed as Exhibit 10.21 to the Annual
             the Company and State         Report on Form 10-K of the Company,
             Street Bank and Trust         for the fiscal year ended March 31,
             Company of California,        1998, and incorporated herein by
             N.A., as Trustee, with        reference
             respect to the 6 7/8% Notes
             due 2008

     4.3     Officers' Certificate         Filed as Exhibit 99.1 to the
             Related to Terms of Senior    Company's Quarterly Report on Form
             Notes                         10-Q for the period ended June 30,
                                           1998, and incorporated herein by
                                           reference

     4.4     Indenture dated as of April
             17, 2001 by and between the
             Company and The Bank of New
             York, as Trustee, with
             respect to the 11% Notes
             due 2008

     4.5     Registration Rights
             Agreement dated as of
             April 17, 2001 by and among
             the Company and UBS AG
             acting through its business
             group UBS Warburg, as
             Initial Purchaser, with
             respect to the 11% Notes
             due 2008

    10.1     Purchase Agreement, dated     Filed as Exhibit 10.1 to the
             as of September 1, 1993 by    Registration Statement, as amended,
             and between SOLA Holdings     on Form S-1 of the Company
             Inc., Pilkington plc and      (File No. 33-68824) and incorporated
             certain of Pilkington plc's   herein by reference
             subsidiaries

    10.2*    Employment Agreement          Filed as Exhibit 10.2 to the
             between SOLA International    Registration Statement, as amended,
             Inc. and Steven M. Neil,      on Form S-3 of the Company
             dated as of                   (File No. 333-45929) and
             September 2, 1997             incorporated herein by reference

    10.3*    Confidential Severance        Filed as Exhibit 10.5 to the Annual
             Agreement between SOLA        Report on Form 10-K of the Company,
             International Inc. and        for the fiscal year ended March 31,
             Steven M. Neil, dated as of   1999, and incorporated herein by
             October 13, 1997              reference

    10.4*    Confidential Severance        Filed as Exhibit 10.6 to the Annual
             Agreement between SOLA        Report on Form 10-K of the Company,
             International Inc. and        for the fiscal year ended March 31,
             Stephen J. Lee, dated as of   1999, and incorporated herein by
             January 1, 1997               reference

                                             Page Number or Incorporation by
 Exhibit No.         Description                      Reference No.
 -----------         -----------             -------------------------------

    10.5*    Separation Agreement and      Filed as Exhibit 10.8 to the Annual
             Release between SOLA          Report on Form 10-K of the Company,
             International Inc. and John   for the fiscal year ended March 31,
             Heine dated as of             2000, and incorporated herein by
             March 31, 2000                reference

    10.6     Multicurrency Credit          Filed as Exhibit 4 to the Report on
             Agreement, dated as of        Form 8-K/A of the Company, dated
             June 14, 1996, among SOLA     May 6, 1996, and incorporated herein
             International Inc., and the   by reference
             other Borrowers as the
             Borrowers, the Subsidiary
             Guarantors, Bank of America
             National Trust and Savings
             Association, as Agent and
             Letter of Credit Issuing
             Bank, The First National
             Bank of Boston and The Bank
             of Nova Scotia, as Co-
             Agents, and the Other
             Financial Institutions
             Party Thereto

    10.7     Amendment No. 1 to the        Filed as Exhibit 10.1 to the
             Multicurrency Credit          Company's Quarterly Report on
             Agreement, dated as of        Form 10-Q for the period ended
             June 14, 1996, among SOLA     December 31, 1997, and incorporated
             International Inc., and the   herein by reference
             other Borrowers as the
             Borrowers, the Subsidiary
             Guarantors, The Bank of
             America National Trust and
             Savings Association, as
             Agent and Letter of Credit
             Issuing Bank, The First
             National Bank of Boston and
             The Bank of Nova Scotia, as
             Co-Agents, and the Other
             Financial Institutions
             Party Thereto

    10.8     Amendment No. 2 to the        Filed as Exhibit 10.2 to the
             Multicurrency Credit          Company's Quarterly Report on
             Agreement, dated as of        Form 10-Q for the period ended
             June 14, 1996, among SOLA     December 31, 1997, and incorporated
             International Inc., and the   herein by reference
             other Borrowers as the
             Borrowers, the Subsidiary
             Guarantors, The Bank of
             America National Trust and
             Savings Association, as
             Agent and Letter of Credit
             Issuing Bank, The First
             National Bank of Boston and
             The Bank of Nova Scotia, as
             Co-Agents, and the Other
             Financial Institutions
             Party Thereto

    10.9     Amendment No. 3 to the        Filed as Exhibit 10.1 to the
             Multicurrency Credit          Company's Registration Statement, as
             Agreement, dated as of        amended, on Form S-3 of the Company
             June 14, 1996, among SOLA     (File No 333- 45929) and
             International Inc., and the   incorporated herein by reference
             other Borrowers as the
             Borrowers, the Subsidiary
             Guarantors, The Bank of
             America National Trust and
             Savings Association, as
             Agent and Letter of Credit
             Issuing Bank, The First
             National Bank of Boston and
             The Bank of Nova Scotia, as
             Co-Agents, and the Other
             Financial Institutions
             Party Thereto

    10.10    Amendment No. 4 to the        Filed as Exhibit 10.26 to the
             Multicurrency Credit          Company's Quarterly Report on
             Agreement, dated as of        Form 10-Q for the period ended
             June 14, 1996, among SOLA     December 31, 2000, and incorporated
             International Inc., and the   herein by reference
             other Borrowers as the
             Borrowers, the Subsidiary
             Guarantors, The Bank of
             America National Trust and
             Savings Association, as
             Agent and Letter of Credit
             Issuing Bank, The First
             National Bank of Boston and
             The Bank of Nova Scotia, as
             Co-Agents, and the Other
             Financial Institutions
             Party Thereto

                                             Page Number or Incorporation by
 Exhibit No.         Description                      Reference No.
 -----------         -----------             -------------------------------

   10.11     Amendment No. 5 to the
             Multicurrency Credit
             Agreement, dated as of June
             14, 1996, among SOLA
             International Inc., and the
             other Borrowers as the
             Borrowers, the Subsidiary
             Guarantors, The Bank of
             America National Trust and
             Savings Association, as
             Agent and Letter of Credit
             Issuing Bank, The First
             National Bank of Boston and
             The Bank of Nova Scotia, as
             Co-Agents, and the Other
             Financial Institutions
             Party Thereto

   10.12     Amendment No. 6 to the
             Multicurrency Credit
             Agreement, dated as of June
             14, 1996, among SOLA
             International Inc., and the
             other Borrowers as the
             Borrowers, the Subsidiary
             Guarantors, The Bank of
             America National Trust and
             Savings Association, as
             Agent and Letter of Credit
             Issuing Bank, The First
             National Bank of Boston and
             The Bank of Nova Scotia, as
             Co-Agents, and the Other
             Financial Institutions
             Party Thereto

   10.13     Lease Agreement, dated May    Filed as Exhibit 10.9 to the
             10, 1993, between SOLA        Registration Statement, as amended,
             Optical Taiwan Ltd. and       on Form S-1 of the Company (File No.
             Chang Jin Co., Ltd.           33-68824) and incorporated herein by
             (including English summary    reference
             of principal terms)

   10.14     Lease Agreement between       Filed as Exhibit 10.10 to the
             Optical SOLA de Mexico and    Registration Statement, as amended,
             Messrs. Salvadore             on Form S-1 of the Company (File No.
             Luttenroth-Camou and Carlos   33-68824) and incorporated herein by
             Lutteroth-Lomeli (including   reference
             English summary of
             principal terms)

   10.15*    SOLA Investors Inc. Stock     Filed as Exhibit 10.11 to the Annual
             Option Plan                   Report on Form 10-K of the Company,
                                           for the fiscal year ended March 31,
                                           1994, and incorporated herein by
                                           reference

   10.16*    Amendment Number One to       Filed as Exhibit 10.21 to the
             SOLA Investors Inc. Stock     Registration Statement, as amended,
             Option Plan                   on Form S-1 of the Company (File No.
                                           33-87892) and incorporated herein by
                                           reference

   10.17*    Amended and Restated 1998     Filed as Appendix A to the Fiscal
             SOLA International Inc.       1998 Proxy Statement of SOLA
             Stock Option Plan             International Inc. dated June 30,
                                           1998 and incorporated herein by
                                           reference

   10.18     Form of Indemnification       Filed as Exhibit 10.24 to the
             Agreement between the         Registration Statement, as amended,
             executive officers and        on Form S-1 of the Company (File No.
             directors of the Company      33-87892) and incorporated herein by
             and the Company               reference

   10.19*    SOLA International Inc.       Filed as Exhibit 10.25 to the
             Management Incentive Plan     Registration Statement, as amended,
                                           on Form S-1 of the Company
                                           (File No. 33-87892) and incorporated
                                           herein by reference

                                             Page Number or Incorporation by
 Exhibit No.         Description                      Reference No.
 -----------         -----------             -------------------------------

   10.20*    SOLA Optical 401(k) Savings   Filed as Exhibit 4.4 to the
             Plan                          Registration Statement on Form S-8
                                           of the Company (File No. 333-4489),
                                           filed with the Commission on May 23,
                                           1996, and incorporated herein by
                                           reference

   10.21     Trust Agreement entered       Filed as Exhibit 4.5 to the
             into as of May 15, 1996       Registration Statement on Form S-8
             between SOLA Optical USA,     (File No. 333-4489) of the Company,
             Inc. and Chase Manhattan      filed with the Commission on May 23,
             Bank, N.A.                    1996, and incorporated herein by
                                           reference

   10.22*    Employment Agreement          Filed as Exhibit 10.27 to the
             between Sola International    Company's Quarterly Report on
             Inc. and Jeremy Charles       Form 10-Q for the period ended
             Bishop, dated as of           December 31, 2000, and incorporated
             November 6, 2000              herein by reference

   10.23*    Letter agreement with
             Theodore Gioia dated
             February 7, 2001

   12.1      Statement regarding ratio
             of earnings/(loss) to fixed
             charges

   16.1      Letter regarding change in    Filed as Exhibit 16 to the Form 8-K
             certifying accountant         of the Company, dated November 10,
                                           1999, and incorporated herein by
                                           reference

   21.1      List of subsidiaries of the
             Company

   23.1      Consent of
             PricewaterhouseCoopers LLP,
             Independent Accountants

   23.2      Consent of Ernst & Young
             LLP, Independent Auditors

--------

*Compensatory plan or management agreement