Form 10-Q
period 2001-06-30
SOLA INTERNATIONAL INC
filed 2001-08-13
CIK 912088

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

                  For the quarterly period ended June 30, 2001
                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 27, 2001, 23,818,962 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.


================================================================================

                             SOLA INTERNATIONAL INC.


                                Table of Contents
                       Form 10-Q for the Quarterly Period
                               Ended June 30, 2001


PART I   FINANCIAL INFORMATION                                              PAGE
------   ---------------------                                              ----

Item 1.  Financial Statements

            Unaudited Consolidated Balance Sheet as of June 30, 2001          3

            Consolidated Balance Sheet as of March 31, 2001
            (derived from audited financial statements)                       3

            Unaudited Consolidated Statements of Income for the three
            month periods ended June 30, 2001 and June 30, 2000               4

            Unaudited Consolidated Statements of Cash Flows for the three
            month periods ended June 30, 2001 and June 30, 2000               5

            Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20

PART II  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings                                                   22

Item 2.  Changes in Securities and Use of Proceeds                           22

Item 3.  Defaults upon Senior Securities                                     22

Item 4.  Submission of Matters to a Vote of Security Holders                 22

Item 5.  Other Information                                                   22

Item 6.  Exhibits and Reports on Form 8-K                                    22

PART I   FINANCIAL INFORMATION
Item 1.  Financial Statements

                             SOLA INTERNATIONAL INC.

                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                           March 31,
                                                                             2001
                                                                        (derived from
ASSETS                                                                     audited
                                                           June 30, 2001  financial
                                                            (unaudited)   statements)
                                                             ---------    ---------

Current assets:
   Cash and cash equivalents .............................   $  49,747    $  26,149
   Trade accounts receivable, less allowance for doubtful
      accounts of $8,709 and $9,201 at June 30, 2001 and
      March 31, 2001, respectively .......................     116,734      123,478
   Inventories, net ......................................     103,916       94,741
   Deferred taxes, current ...............................      24,257       24,508
   Other current assets ..................................      16,125       15,589
                                                             ---------    ---------
      Total current assets ...............................     310,779      284,465
Property, plant and equipment, net .......................     152,634      152,712
Goodwill, net ............................................     190,473      190,443
Deferred taxes, long-term ................................      22,298       22,191
Other long-term assets ...................................      29,138       12,564
                                                             ---------    ---------
      Total assets .......................................   $ 705,322    $ 662,375
                                                             =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks ................................   $     268    $     402
   Current portion of long-term debt .....................       1,501        4,076
   Accounts payable ......................................      62,524       63,578
   Accrued liabilities ...................................      57,600       45,919
   Accrued payroll and related compensation ..............      33,164       32,323
   Other current liabilities .............................       3,379        2,918
                                                             ---------    ---------
      Total current liabilities ..........................     158,436      149,216
Long-term debt, less current portion .....................      10,884       10,180
Bank debt ................................................          --      150,000
Senior notes .............................................     269,051       94,730
Other long-term liabilities ..............................      22,859       22,874
                                                             ---------    ---------
      Total liabilities ..................................     461,230      427,000
                                                             ---------    ---------

Contingencies (Note 5)
Shareholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
      no shares issued ...................................          --           --
Common stock, $0.01 par value; 50,000 shares authorized;
      24,981 and 24,938 shares as of June 30, 2001 and
      March 31, 2001, respectively, issued, and 23,811
      and 23,709 shares as of June 30, 2001 and March 31,
      2001, respectively, outstanding ....................         250          249
Additional paid-in capital ...............................     281,902      281,434
Retained earnings ........................................      11,469        4,791
Cumulative other comprehensive loss ......................     (41,882)     (43,069)
Commonstock in treasury, at cost - 1,170 shares and
      1,229 shares at June 30, 2001 and March 31, 2001,
      respectively .......................................      (7,647)      (8,030)
                                                             ---------    ---------
      Total shareholders' equity .........................     244,092      235,375
                                                             ---------    ---------
      Total liabilities and shareholders' equity .........   $ 705,322    $ 662,375
                                                             =========    =========


       The accompanying notes are an integral part of these consolidated financial statements

                             SOLA INTERNATIONAL INC.

                   Unaudited Consolidated Statements of Income
                      (in thousands, except per share data)

                                                        Three Months   Three Months
                                                           Ended          Ended
                                                       June 30, 2001  June 30, 2000
                                                         ---------      ---------

Net sales ............................................   $ 135,956      $ 141,991
Cost of sales ........................................      81,147         82,747
                                                         ---------      ---------
   Gross profit ......................................      54,809         59,244
                                                         ---------      ---------
Research and development expenses ....................       3,044          4,029
Selling and marketing expenses .......................      26,787         26,562
General and administrative expenses ..................      13,010         13,792
Amortization of goodwill and other intangibles .......          11          1,585
Special charges ......................................          --          6,088
                                                         ---------      ---------
   Operating expenses ................................      42,852         52,056
                                                         ---------      ---------
      Operating income ...............................      11,957          7,188
Interest income ......................................         441            550
Interest expense .....................................      (7,636)        (6,042)
Foreign currency gain/(loss) .........................       5,088           (356)
                                                         ---------      ---------
   Income before provision for income taxes,
      minority interest and extraordinary item .......       9,850          1,340
Provision for income taxes ...........................      (3,152)          (455)
Minority interest ....................................         (20)            (3)
                                                         ---------      ---------
   Income before extraordinary item ..................       6,678            882

Extraordinary item, net of tax .......................          --          1,471
                                                         ---------      ---------
   Net income ........................................   $   6,678      $   2,353
                                                         =========      =========

Earnings per share - basic
      Earnings per share before extraordinary item ...   $    0.28      $    0.03
      Extraordinary item .............................          --           0.06
                                                         ---------      ---------
      Earnings per share - basic .....................   $    0.28      $    0.09
                                                         =========      =========

Weighted average common shares outstanding ...........      23,746         24,840

Earnings per share - diluted:
      Earnings per share before extraordinary item ...   $    0.28      $    0.03
      Extraordinary item .............................          --           0.06
                                                         ---------      ---------
      Earnings per share - diluted ...................   $    0.28      $    0.09
                                                         =========      =========

Weighted average common and dilutive securities
   outstanding .......................................      24,176         24,856


        The accompanying notes are an integral part of these consolidated financial statements

                             SOLA INTERNATIONAL INC.

                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)


                                                             Three Months   Three Months
                                                                 Ended          Ended
                                                             June 30, 2001  June 30, 2000
                                                             -------------  -------------

Cash flows from operating activities:
Net income .................................................   $   6,678      $   2,353
Adjustments to reconcile net income to net cash
   provided by/(used in) operating activities:
Minority interest in earnings ..............................          20              3
Depreciation ...............................................       5,647          5,150
Amortization ...............................................         683          1,847
Provision for excess and obsolete inventory ................         709          1,476
Provision for doubtful accounts ............................         419            299
Tax benefit from exercise of stock options .................         306             --
Deferred  taxes ............................................         593            361
(Gain)/loss on disposal/sale of property, plant and
   equipment ...............................................       1,783             (8)
Changes in assets and liabilities:
   Trade accounts receivable ...............................       5,393         (4,545)
   Inventories .............................................     (10,228)        (7,609)
   Other assets ............................................     (16,924)           644
   Accounts payable--trade .................................      (1,517)        (2,589)
   Accrued and other current liabilities ...................      14,430          1,961
   Other long-term liabilities .............................        (476)            43
                                                               ---------      ---------
      Net cash provided by/(used in) operating activities ..       7,516           (614)
                                                               ---------      ---------
Cash flows from investing activities:
Purchases of businesses ....................................          --         (2,480)
Investments in trade investments and joint ventures ........         (16)          (751)
Capital expenditures .......................................      (6,738)        (6,180)
Other investing activities .................................          43            (48)
                                                               ---------      ---------
      Net cash used in investing activities ................      (6,711)        (9,459)
                                                               ---------      ---------
Cash flows from financing activities:
Payments on equity participation loans/exercise of stock
   options .................................................         545             10
Net receipts/(payments) under notes payable to banks .......         840           (341)
Borrowings on long-term debt ...............................      12,878          3,593
Payments on long-term debt .................................      (5,679)        (2,827)
Net receipts under bank debt ...............................          --         18,100
Repayment of bank debt .....................................    (159,974)            --
Issuance of senior notes ...................................     174,312             --
Purchase of treasury stock .................................          --         (1,441)
Repurchase of senior subordinated notes ....................          --         (4,984)
                                                               ---------      ---------
      Net cash provided by financing activities ............      22,922         12,110
                                                               ---------      ---------
Effect of exchange rate changes on cash and cash
   equivalents .............................................        (129)          (124)
                                                               ---------      ---------
Net increase in cash and cash equivalents ..................      23,598          1,913
Cash and cash equivalents at beginning of period ...........      26,149         18,852
                                                               ---------      ---------
Cash and cash equivalents at end of period .................   $  49,747      $  20,765
                                                               =========      =========


        The accompanying notes are an integral part of these consolidated financial statements

                             SOLA INTERNATIONAL INC.

                   Notes to Consolidated Financial Statements
                                   (unaudited)


1.   Basis of Presentation

     The accompanying consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of March 31, 2001 was derived from audited financial statements. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2001.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain prior year items have been reclassified to conform with the current year's presentation.

     In order to continue its operations and meet its significant liquidity requirements, the Company must maintain profitable operations or obtain additional funds through equity or debt financing, bank financing, and other sources. Management believes that its existing cash balances, credit facilities, internally generated funds and other potential financing alternatives will be sufficient to meet the Company's capital, operating and debt service requirements for at least the next twelve months. If the Company is unable to generate adequate cash flow from sales of its products, the Company may need to seek additional sources of capital. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, or reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company's business, results of operations and financial condition.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has adopted SFAS No. 141 with the first quarter of fiscal 2002, and the adoption of SFAS No. 141 had no material impact on the financial reporting and related disclosures.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements.

The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Accordingly, the Company has elected to early adopt SFAS No.142 beginning with the first quarter of fiscal 2002 and has disclosed the impact of adopting SFAS No.142 on its consolidated financial statements in Note 3 to the consolidated financial statements.

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138 as of April 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. The Company had no material derivatives during the three months ended June 30, 2001 and as of June 30, 2001 had no outstanding derivative instruments. The transition adjustments upon adoption of SFAS No. 133 were not material. We do not hold derivative financial instruments for speculative or trading purposes.

2.   Inventories

                                June 30, 2001     March 31, 2001
                               (in thousands)     (in thousands)
                               --------------     --------------

     Raw Materials                $ 15,716           $ 16,084
     Work In Progress                4,527              3,744
     Finished Goods                 83,673             74,913
                                  --------           --------
                                  $103,916           $ 94,741
                                  ========           ========

3.   Goodwill and Intangibles

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company has elected to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. As of June 30, 2001 the Company had not yet completed the first step of the goodwill impairment test.

The following table reconciles the Company's fiscal 2001 first quarter net income adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported: (in thousands, except per share data)

                                                      Three Months Ended    Three Months Ended
                                                        June 30, 2001         June 30, 2000
                                                        -------------         -------------
Reported income before extraordinary item                 $   6,678             $     882
Add back: Goodwill amortization, net of tax effect               --                 1,046
                                                          ---------             ---------
Adjusted income before extraordinary item                 $   6,678             $   1,928
                                                          =========             =========

Reported net income                                       $   6,678             $   2,353
Add back: Goodwill amortization, net of tax effect               --                 1,046
                                                          ---------             ---------
Adjusted net income                                       $   6,678             $   3,399
                                                          =========             =========

Earnings per share - basic
  Reported income before extraordinary item               $    0.28             $    0.03
  Goodwill amortization                                          --                  0.04
                                                          ---------             ---------
  Adjusted income before extraordinary item               $    0.28             $    0.07
                                                          =========             =========

Earnings per share - basic
  Reported net income                                     $    0.28             $    0.09
  Goodwill amortization                                          --                  0.04
                                                          ---------             ---------
  Adjusted net income                                     $    0.28             $    0.13
                                                          =========             =========

Earnings per share - diluted
  Reported income before extraordinary item               $    0.28             $    0.03
  Goodwill amortization                                          --                  0.04
                                                          ---------             ---------
  Adjusted income before extraordinary item               $    0.28             $    0.07
                                                          =========             =========

Earnings per share diluted
  Reported net income                                     $    0.28             $    0.09
  Goodwill amortization                                          --                  0.04
                                                          ---------             ---------
  Adjusted net income                                     $    0.28             $    0.13
                                                          =========             =========

Following are patent costs classified as intangible assets that continue to be subject to amortization: (in thousands)

                                                     As of            As of
                                                 June 30, 2001    March 31, 2001
                                                 -------------    --------------
Gross carrying amount                                $ 476            $ 476
Accumulated amortization                               (68)             (57)
                                                     -----            -----
Net carrying amount                                  $ 408            $ 419
                                                     =====            =====


                                         Three Months Ended  Three Months Ended
                                            June 30, 2001       June 30, 2000
                                            -------------       -------------
Aggregate Amortization Expense                  $  11               $   7


Estimated amortization expense for fiscal year ending:
   March 31, 2002                                     $ 43
   March 31, 2003                                       43
   March 31, 2004                                       43
   March 31, 2005                                       43
   March 31, 2006                                       43

4.   Senior Notes

Following is the detail of Senior Notes:

                                             June 30, 2001      March 31, 2001
                                             (in thousands)     (in thousands)
                                             --------------     --------------
6 7/8% Senior Notes                             $ 94,740           $ 94,730
11% Senior Notes                                 174,311                 --
                                                --------           --------
   Total Senior Notes                           $269,051           $ 94,730
                                                ========           ========


     On April 17, 2001, the Company completed the sale of E 205 million ($182.0 million at date of sale) of 11% Notes due March 15, 2008 through a private placement to qualified institutional buyers pursuant to Rule 144A and to persons outside of the United States in compliance with Regulation S. The notes are senior unsecured obligations and will rank equally with all existing and future unsecured debt. Interest on the notes is payable semi-annually on each September 15 and March 15, commencing on September 15, 2001.

     The Company may redeem these Notes in whole or in part, at any time, on or after March 15, 2005, at a redemption price equal to 100% of their principal amount plus a premium declining ratably to par plus accrued and unpaid interest and liquidation damages, if any. Prior to March 15, 2004, the Company may redeem up to 35% of the original aggregate principal amount of these Notes at a redemption price of 111% of their principal amount plus accrued and unpaid interest and liquidation damages, if any. The indenture governing the notes contains certain covenants that, among other things, will limit the Company's ability to incur additional indebtedness or liens, make investments, sell assets, pay dividends or make other distributions.

     The net proceeds from the sale of these Notes were used to repay fully the Company's outstanding bank borrowings and for general corporate purposes.

5.   Contingencies

     The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials.

     Since 1988, the Company has operated a ground water remediation system at its Petaluma, California manufacturing facility in accordance with a consent order issued by the U.S. EPA under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The system is designed to remediate a pre-1982 release of hazardous substances. Analytical results indicate that contamination levels have decreased significantly over the past few years. Since March 1997, the Company has curtailed clean-up activities, while continuing to monitor contamination levels. In 1997, the Company submitted to the EPA a report on contamination levels and the impact of curtailed activities that indicates no significant impact on the site from the curtailed activities. The EPA has consented to continued curtailment of clean-up activities. The Company expects continued reduction of clean-up activities due to relatively low levels of contamination existing at the site. In connection with the acquisition from Pilkington plc., Pilkington plc. has agreed to indemnify the Company with respect to environmental losses relating to certain then existing facts, events, conditions, matters or issues, for (1) 50% of the losses to the extent they exceed $1 million but are less than or equal to $5 million, and (2) 100% of the losses in excess of $5 million. In March 2001 the Company completed the sale of the affected property and indemnified the buyer with respect to certain then-existing facts, events, conditions, matters or issues.

     It is possible that the Company may be involved in other similar investigations and actions under state, federal or foreign laws in the future. Based on currently available information, the Company does not believe that its share of costs at the existing sites is likely to result in a liability that will have a material adverse effect on its results of operations, financial condition or cash flows.

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

6.   Cumulative Other Comprehensive Loss

     Cumulative other comprehensive loss includes currency translation adjustments that are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Following is the detail of cumulative other comprehensive loss: (in thousands)

              Balance March 31, 2001                        $(43,069)
              Change in foreign currency translation
                 adjustment                                    1,187
                                                            --------
              Balance June 30, 2001                         $(41,882)
                                                            ========

7.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2001 and 2000: (in thousands, except per share data)

                                                    Three Months Ended     Three Months Ended
                                                       June 30, 2001          June 30, 2000
                                                       -------------          -------------
Numerator:
Income before extraordinary item ....................     $  6,678               $    882
Extraordinary item, net of tax ......................           --                  1,471
                                                          --------               --------
   Net income .......................................     $  6,678               $  2,353
                                                          ========               ========

Denominator:
   Denominator for basic earnings per share-
   Weighted average common shares outstanding .......       23,746                 24,840
   Effect of dilutive securities:
     Employee stock options .........................          430                     16
                                                          --------               --------
   Denominator for diluted earnings per share-
   Weighted average common shares and dilutive
       securities outstanding .......................       24,176                 24,856
                                                          ========               ========
Basic earnings per share:
Income before extraordinary item ....................     $   0.28               $   0.03
Extraordinary item, net of tax ......................           --                   0.06
                                                          --------               --------
   Net income .......................................     $   0.28               $   0.09
                                                          ========               ========

Diluted earnings per share:
Income before extraordinary item ....................     $   0.28               $   0.03
Extraordinary item, net of tax ......................           --                   0.06
                                                          --------               --------
   Net income .......................................     $   0.28               $   0.09
                                                          ========               ========

     Options to purchase approximately 1.5 million shares of common stock at a range of $15.00 to $41.44 and options to purchase approximately 2.9 million shares of common stock at a range of $6.25 to $41.44 per share were outstanding as of June 30, 2001 and June 30, 2000, respectively, but were not included in the computation of the diluted earnings per share for the three months ended June 2001 and 2000, respectively, because the options' exercise price was greater than the average market price of the common shares.

8.   Special Charges

     Commencing in the third quarter of fiscal 1999 the Company implemented strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. As a result of these strategic initiatives, during the three months ended June 30, 2000, the Company recorded pretax special charges of $6.1 million associated with work-force reductions in North America, Europe and Australia (219 employees).

     No special charges were recorded during the three months ended June 30, 2001. The following table reconciles the remaining liabilities associated with the strategic initiatives from April 1, 2001 to June 30, 2001: (in thousands)

                               Workforce     Facility
                              Reductions     Closures     Total
                              ----------     --------     -----
Strategic initiative
  liability as of
   April 1, 2001                $13,682      $ 2,439     $16,121

  Fiscal 2002
  Q1 Cash utilized               (2,091)         (91)     (2,182)
Strategic initiative            -------      -------     -------
  liability as of
   June 30, 2001                $11,591      $ 2,348     $13,939
                                =======      =======     =======


     The liability associated with the strategic initiatives as of June 30, 2001 is included in accrued liabilities. The Company anticipates that substantially all of the accrued liability will be paid in fiscal 2002 and will be funded through future asset sales and cash provided by operations. Management does not anticipate any additional special charges related to the Company's current strategic initiatives.

9.   Extraordinary Item

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

10.  Subsequent Event

     On July 26, 2001 the Company entered into a three-year $45 million secured revolving credit facility ("Credit Agreement") maturing on July 27, 2004. Borrowings under the Credit Agreement may be made as either US Dollar Alternate Base Rate ("ABR") loans or Eurodollar loans. ABR loans bear interest at a rate per annum equal to the greater of (a) the Prime Rate in effect on such day, or
(b) the Federal Funds Effective Rate in effect on such day plus 0.50%, plus an applicable percentage based on the Company's adjusted leverage ratio. The Eurodollar loans bear interest at a rate per annum equal to the LIBOR Rate plus an applicable percentage based on the Company's adjusted leverage ratio.

     The Credit Agreement contains a number of covenants, including, among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and the ability to enter into certain transactions with affiliates. In addition, the Credit Agreement requires the Company to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures.

     In connection with the Credit Agreement the Company entered into a Security Agreement that grants a security interest in and pledges the rights to certain of the Company's assets, including domestic accounts receivable, domestic inventory and 65% of the pledged stock of certain significant foreign subsidiaries, for the payment and performance of the Company's obligations under the Credit Agreement.

     The proceeds from the Credit Agreement will be used for working capital and general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated condensed financial statements and notes thereto included elsewhere herein.

Overview

     We are a leading global designer, manufacturer and distributor of a broad range of plastic and glass eyeglass lenses and hold a leading manufacturing and technology position in the fast growing plastic lens segment of the global spectacle lens market. We have sales offices in 30 countries worldwide and operate in most major regions of the world. We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in each major region where we operate, including North America, Europe and Rest of World (consisting primarily of Australia, Asia and South America). We focus our efforts on value-added products, including products with advanced design characteristics, lens coatings and treatments and thin and light weight materials (e.g., polycarbonate). At June 30, 2001, 71.5% of our net sales were represented by value-added products.

     We market our spectacle lens products globally under the brands SOLA and American Optical (AO) and distribute them globally through three primary channels: (1) direct to national chain retail, (2) direct to retail outlets, and
(3) wholesale distributors (e.g., independent processing laboratories). Additionally, in the United States we sell directly to managed care organizations, a rapidly growing segment of the spectacle lens market.

     Our business is organized into three primary markets: North America, Europe and Rest of World. For the quarter ended June 30, 2001, we generated approximately 46% of our net sales from North America, 35% from Europe and 19% from Rest of World.

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

     The charges recorded for these initiatives from fiscal 1999 through the end of fiscal 2001, net of gains on asset sales, totaled approximately $167.7 million, including $39.5 million of associated inventory write-offs classified in cost of sales, with a corresponding cash impact of approximately $47.0 million. In addition to special charges, we incurred transition costs associated with executing our strategic initiatives. These costs totalled $17.5 million in fiscal 2001 and $7.0 million in the first quarter of fiscal 2002 and largely related to: (1) expenditures to execute the strategic actions (e.g., certain employee and facility costs) and (2) expenses incurred that will be eliminated upon completion of the strategic actions (e.g., manufacturing variances) associated with the implementation of the strategic initiatives.

Results of Operations

Three months ended June 30, 2001 compared to three months ended June 30, 2000

Net Sales

     Our net sales were $136.0 million in the three months ended June 30, 2001 compared to net sales of $142.0 million in the same period for the prior year, a decrease of $6.0 million or 4.3%. Using constant exchange rates and on a comparable basis, net sales increased 0.3%. The decrease in net sales was primarily due to the Rest of World and North America regions. Net sales in the Rest of World region decreased due to our efforts to concentrate on higher margin value-added sales and on cash collections. The decrease in the North America region was due primarily to decreased sales to laboratory customers that are owned by and aligned with a principal competitor. Net sales performance by region was as follows:

o    North America decreased by $1.4 million or 2.2%;
o    Europe decreased by $1.4 million or 2.9%; and
o    Rest of World decreased by $3.2 million or 10.9%.

     Using constant exchange rates and on a comparable basis the regional performances were as follows:

o    North America decreased by 2.2%;
o    Europe increased by 7.8%; and
o    Rest of World decreased by 5.6%.

Gross Profit and Gross Margin

     Our gross profit totaled $54.8 million for the three months ended June 30, 2001 compared to $59.2 million for the same period in the prior year, a decrease of $4.4 million or 7.5%. In calculating gross profit we wrote-off $0.7 million of inventory in the quarter ended June 30, 2000 and recorded $3.9 million of transition costs in the quarter ended June 30, 2001 associated with our strategic initiatives. If these inventory write-offs and transition costs were excluded, gross profit would have been $58.7 million and $59.9 million for the three months ended June 30, 2001 and 2000, respectively, a decrease of $1.2 million or 2.0%. Gross profit as a percentage of net sales, or gross margin, after adjusting for the inventory write-offs and transition costs, increased to 43.2% for the three months ended June 30, 2001 from 42.2% in the same period in the prior year. The increase in gross margin was due to product mix as a result of higher sales of value-added products.

Operating Expenses

     Our operating expenses in the three months ended June 30, 2001 totaled $42.9 million compared to operating expenses of $52.1 million for the same period in the prior year. Included in operating expenses for the three months ended June 30, 2000 are special charges of $6.1 million. We also recorded $3.1 million of transition costs related to our strategic initiatives in the three months ended June 30, 2001. If these special charges and transition costs were excluded from operating expenses, operating expenses would have been $39.8 million for the three months ended June 30, 2001 and $46.0 million for the same period in the prior year, a decrease of $6.2 million or 13.5%. Operating expenses, excluding the special charges and transition costs, for the three months ended June 30, 2001 and 2000 as a percentage of net sales were 29.3% and 32.4%, respectively. Research and development expenses of $3.0 million for the three months ended June 30, 2001 represented 2.2% of net sales compared to research and development expenses of $4.0 million or 2.8% of net sales in the three months ended June 30, 2000. The $1.0 million or 24.4% decrease in our research and development expenses was due mainly to headcount reductions associated with the strategic initiatives. Selling and marketing expenses for the three months ended June 30, 2001 and 2000 were $26.8 million and $26.6 million, respectively, representing 19.7% and 18.7% of net sales, respectively. The increase in selling and marketing expense as a percent of net sales was primarily a result of spending associated with the recently launched product, Enigma(TM), in North American and transition costs related to strategic initiatives. Our general and administrative expenses were $13.0 million in the three months ended June 30, 2001 and $13.8 million for the same period in the prior year, a decrease of $0.8 million or 5.6%. As a percentage of net sales, general and administrative expenses decreased to 9.6% for the three months ended June 30, 2001 compared to 9.7% for the three months ended June 30, 2000. This decrease in general and administrative expenses is due mainly to operating cost reductions, net of transition costs. Included in operating expenses for the three months ended June 30, 2000 was goodwill amortization of $1.6 million. Due to our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, we are no longer required to amortize goodwill as a charge to earnings; however, we are required on an annual basis to review goodwill for potential impairment. If an impairment is found to exist, a charge will be taken against earnings.

     During the three months ended June 30, 2000, we recorded pretax special charges of $6.1 million associated with work-force reductions in North America, Europe and Australia (219 employees) related to our strategic initiatives.

     We did not record any special charges during the three months ended June 30, 2001. The following table reconciles the remaining liabilities associated with the strategic initiatives from April 1, 2001 to June 30, 2001: (in thousands)

                               Workforce     Facility
                              Reductions     Closures      Total
                              ----------     --------      -----
Strategic initiative
  liability as of
   April 1, 2001               $ 13,682      $  2,439     $ 16,121

  Fiscal 2002
  Q1 Cash utilized               (2,091)          (91)      (2,182)
Strategic initiative           --------      --------     --------
  liability as of
   June 30, 2001               $ 11,591      $  2,348     $ 13,939
                               ========      ========     ========


     The liability associated with the strategic initiatives as of June 30, 2001 is included in accrued liabilities. We anticipate that substantially all of the accrued liability will be paid in fiscal 2002 and will be funded through future asset sales and cash provided by operations. The Company is in the process of selling land and buildings made redundant by the strategic initiatives which is anticipated to generate pre-tax proceeds of approximately $10 million. We do not anticipate any additional special charges related to our current strategic initiatives.

Operating Income

     Our operating income for the three months ended June 30, 2001 totaled $12.0 million, an increase of $4.8 million, or 66.3%, from operating income of $7.2 million for the three months ended June 30, 2000. Operating income, excluding the transition costs of $7.0 million in three months ended June 30, 2001 and special charges of $6.1 million, inventory write-offs of $0.7 million and goodwill amortization of $1.6 million in the three months ended June 30, 2000, would have been $19.0 million and $15.6 million, respectively, an increase of $3.4 million, or 21.4%.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense totaled $7.2 million for the three months ended June 30, 2001 compared to $5.5 million for the three months ended June 30, 2000, an increase of $1.7 million. The increase in interest expense is due primarily to increased average borrowing rates and increased borrowing levels. For the three months ended June 30, 2001, we recorded a net foreign exchange gain of $5.1 million compared to a foreign exchange loss of $0.4 million for the same period in the prior year. Unrealized exchange gains on external and intercompany notes of $5.5 million were recorded in the first quarter of fiscal 2002 due primarily to the strength in the US Dollar to the Euro and Brazilian Real and the impact this had on our Euro denominated Notes and US Dollar denominated notes with our Brazilian subsidiary.

Provision for Income Taxes

     Our combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 2002 year of 32.0%. For the three months ended June 30, 2000, we recorded an effective income tax rate of 34.0%, and for the full fiscal 2001 year we reported an effective tax rate of 32.0%. If the special charges reported in fiscal 2001 are excluded from income before provision for income taxes, and the tax benefit associated with the special charges are excluded from the provision for income taxes, the resulting effective combined state, federal and foreign tax rate for fiscal 2001 would have been 33.3%. We have deferred tax assets on our balance sheet as of June 30, 2001 amounting to $46.6 million. The ultimate utilization of these deferred tax assets is dependent on our ability to generate taxable income in the future.

Extraordinary Item

     During the three months ended June 30, 2000 we purchased $5.0 million of our 6 7/8% Senior Notes due 2008. As a result, we recorded an extraordinary gain of $1.5 million, net of tax of $0.9 million resulting from the difference between the carrying value of the notes and the purchase price. The purchase was funded by our credit facility and resulted in a decline in net borrowings.

Net Income

     Our net income for the three months ended June 30, 2001 totaled $6.7 million compared to net income of $2.4 million for the same period in the prior year. In the first quarter of fiscal 2002, excluding transition costs of $7.0 million and net unrealized exchange gains on external and intercompany notes of $5.5 million, net of the related tax effect, net income would have been $7.7 million or $0.32 per share. In the first quarter of fiscal 2001, excluding inventory write-offs of $0.7 million, special charges of $6.1 million, goodwill amortization of $1.6 million, net of the related tax effect, and extraordinary gain of $1.5 million, our net income would have been $6.4 million or $0.26 per share.

Liquidity and Capital Resources

     Our operating activities generated $7.5 million in cash in the three months ended June 30, 2001 compared to net cash used by operating activities for the three months ended June 30, 2000 of $0.6 million, an improvement of $8.1 million. The change from prior year is mainly due to increased net income and decreased investments in working capital including improved receivable collections.

     Our inventories as a percentage of annualized net sales for the three months ended June 30, 2001 and 2000 were 19.1% and 23.8%, respectively. This decrease was a result of the strategic initiatives implemented during fiscal 2001 to reduce inventory levels. Accounts receivable as a percentage of annualized net sales for the three months ended June 30, 2001 decreased to 21.5% compared to 22.3% for the same period a year ago as a result of improved collections.

     During the three months ended June 30, 2001, net cash expended on investing activities, amounted to $6.7 million. Included in this amount were $6.7 million of capital expenditures of which $2.2 million related to investments in molds. Net cash expended on investing activities in the three months ended June 30, 2000 amounted to $9.5 million. Of this amount, $6.2 million represented capital expenditures (of which $2.4 million related to investments in molds), $2.5 million was for investment in acquisitions and $0.8 million related to investment in a joint venture in India and other trade investments. The $2.5 million spent on acquisitions represents the purchase of the remaining 65% ownership interest in a wholesale laboratory group located in Australia and New Zealand. We anticipate capital expenditures of approximately $20-$25 million in fiscal year 2002, of which approximately $5 million annually is viewed as discretionary.

     During the three months ended June 30, 2001 our net cash provided by financing activities amounted to $23.0 million primarily as a result of the net impact of our issuance of 11% Notes, the proceeds of which were used to repay our credit facility. Net cash provided by financing activities in the three months ended June 30, 2000 amounted to $12.1 million, primarily from borrowings under our bank credit agreement. During the three months ended June 30, 2000, we purchased $5.0 million of our 6 7/8% Senior Notes due 2008. The purchase was funded by our credit facility and resulted in a decline in net borrowings.

     On April 17, 2001, we completed the sale of E 205 million ($182.0 million at date of sale) of 11% Notes due March 15, 2008 through a private placement to qualified institutional buyers pursuant to Rule 144A and to persons outside of the United States in compliance with Regulation S. The notes are senior unsecured obligations and will rank equally with all of our existing and future unsecured debt. Interest on the notes is payable semi-annually on each September 15 and March 15, commencing on September 15, 2001.

     We may redeem these Notes in whole or in part, at any time, on or after March 15, 2005, at a redemption price equal to 100% of their principal amount plus a premium declining ratably to par plus accrued and unpaid interest and liquidation damages, if any. Prior to March 15, 2004, we may redeem up to 35% of the original aggregate principal amount of these Notes at a redemption price of 111% of their principal amount plus accrued and unpaid interest and liquidation damages, if any. The indenture governing the notes contains certain covenants that, among other things, will limit our ability to incur additional indebtedness or liens, make investments, sell assets, pay dividends or make other distributions.

     In addition to our outstanding 6 7/8% Senior Notes and 11% Notes, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of June 30, 2001, the total borrowing capacity available to our foreign subsidiaries under such local facilities was approximately $14.8 million, of which $0.3 million had been utilized.

     On July 26, 2001 we entered into a three-year $45 million secured revolving credit facility ("Credit Agreement") maturing on July 27, 2004. Borrowings under the Credit Agreement may be made as either US Dollar Alternate Base Rate ("ABR") loans or Eurodollar loans. ABR loans bear interest at a rate per annum equal to the greater of (a) the Prime Rate in effect on such day, or (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, plus an applicable percentage based on our adjusted leverage ratio. The Eurodollar loans bear interest at a rate per annum equal to the LIBOR Rate plus an applicable percentage based on our adjusted leverage ratio.

     The Credit Agreement contains a number of covenants, including, among others, covenants restricting us and our subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and our ability to enter into certain transactions with affiliates. In addition, the Credit Agreement requires us to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures.

     In connection with the Credit Agreement, we entered into a Security Agreement that grants a security interest in and pledges the rights to certain of our assets, including domestic accounts receivable, domestic inventory, and 65% of the pledged stock of certain significant foreign subsidiaries, for the payment and performance of our obligations under the Credit Agreement.

     The proceeds from the Credit Agreement will be used for working capital and general corporate purposes.


     In order to continue our operations and meet our significant liquidity requirements, we must maintain profitable operations or obtain additional funds through equity or debt financing, bank financing, and other sources. We believe that our existing cash balances, credit facilities, internally generated funds and other potential financing alternatives will be sufficient to meet our capital, operating and debt service requirements for at least the next twelve months. If we are unable to generate adequate cash flow from sales of our products, we may need to seek additional sources of capital. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we could be required to delay development or commercialization of certain products, or reduce the marketing, customer support, or other resources devoted to product development. Accordingly, failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition.


Impact of Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. We have adopted SFAS No. 141 with the first quarter of fiscal 2002, and the adoption of SFAS No. 141 had no material impact on our financial reporting and related disclosures.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Accordingly, we have elected to early adopt SFAS No.142 beginning with the first quarter of fiscal 2002 and have disclosed the impact of adopting SFAS No.142 on our consolidated financial statements in Note 3 to the consolidated financial statements.

     We adopted Statement of Financial Accounting Standards (`SFAS") No.133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138 as of April 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. We had no material derivatives during the three months ended June 30, 2001 and as of June 30, 2001 had no outstanding derivative instruments. The transition adjustments upon adoption of SFAS No. 133 were not material. We do not hold derivative financial instruments for speculative or trading purposes.


Currency Exchange Rates

     As a result of our worldwide operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. The principal effect of currency exchange rates on our results of operations and financial position is translation adjustments for subsidiaries where the local currency is the functional currency. Translation adjustments for functional local currencies have been recorded to shareholders' equity. For the three months ended June 30, 2001 and 2000, such translation adjustments were approximately $1.2 million and $2.1 million, respectively.

     Because a portion of our debt is non-U.S. dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps. We had not entered into any of these swaps or forward contracts as of June 30, 2001.

Seasonality

     Our business is somewhat seasonal, with fiscal third quarter results generally weaker than the other three quarters as a result of lower sales during the holiday season, and fiscal fourth quarter results generally the strongest.

Inflation

     Inflation continues to affect the cost of the goods and services that we use. The competitive environment in many markets limits our ability to recover higher costs through increased selling prices, and we are subject to price erosion in many of our standard product lines. We seek to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. For a description of the effects of inflation on our reported revenues and profits and the measures taken by us in response to inflationary conditions, see--"Currency Exchange Rates" above.

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

Information Relating to Forward-Looking Statements

     This quarterly report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements", contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, including statements regarding among other items, (i) the impact of inflation, (ii) future income tax rates and capital expenditures and, (iii) the costs and other consequences related to conversion to the Euro. These forward-looking statements reflect our current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of "Risks Relating to Sola and the Industry" included in our Form 10-K for the fiscal year ended March 31, 2001, and the factors described in "Business-Environmental Matters", also included in our Form 10-K for the fiscal year ended March 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Quantitative Disclosures

     We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business.

     Interest Rate Risk. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. During the first quarter of fiscal 2002, fixed rate debt consisted primarily of outstanding balances on Senior Notes.

     The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of June 30, 2001:

                                      Expected Maturity Date (as of June 30, 2001)
                                      --------------------------------------------

                           Fiscal       Fiscal      Fiscal     Fiscal     Fiscal
                            2002         2003        2004       2005       2005     Thereafter      Total    Fair Value
                            ----         ----        ----       ----       ----     ----------      -----    ----------
                                                  (dollars in thousands)
Long-term debt:
  Fixed rate debt ...    $   1,501    $   9,659    $   295    $   277    $   232     $269,472     $281,436    $267,073

Weighted average
  interest rate .....         5.66%        6.24%      4.77%      4.68%      4.39%        9.51%        9.36%

     Currency Rate Risk. Our subsidiaries primarily operate in foreign markets and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies. Accordingly there are no appropriate quantitative disclosures.

     Qualitative Disclosures

     Interest Rate Risk. Our primary interest rate risk exposures relate to:

          o Our ability to pay or refinance long-term borrowings at maturity at market rates;

          o The impact of interest rate movements on our ability to meet interest expense requirements and financial covenants; and

          o The impact of interest rate movements on our ability to obtain adequate financing to fund future operations or business acquisitions.

     We manage interest rate risk on our outstanding long-term borrowings through the use of fixed rate debt. While we cannot predict our ability to refinance existing debt, or the impact interest rate movements might have on existing debt, we evaluate our financial position on an ongoing basis.

     Currency Rate Risk. Our primary currency rate risk exposures relate to:

          o Our global operations, whereby approximately 50% of our revenues are derived from operations outside the United States, denominated in currencies other than the U.S. dollar;

          o The ability of our operations to satisfy cash flow requirements of predominantly Euro and U.S. dollar denominated long-term debt without the need to repatriate earnings and profits, which are denominated in currencies other than the Euro and U.S. dollar;

          o Our investments in foreign subsidiaries being primarily directly from the U.S. parent, resulting in U.S. dollar investments in foreign currency functional companies; and

          o The location of our operating subsidiaries in a number of countries that have seen significant exchange rate changes against the U.S. dollar, primarily downwards in recent years such as European based currencies and the Brazilian Real.

     We manage our currency rate risks through a variety of measures. In certain limited instances, subsidiaries, after obtaining approval from our head office, will enter into forward exchange contracts in connection with inter-company purchases and sales of products. These contracts do not extend longer than one year, and are immaterial to the overall operations of the group. We are exposed to currency exchange rate fluctuations on our E 205 million 11% Notes, due 2008. Effective July 27, 2001, we transacted two currency swaps to hedge our interest expense exposure associated with the semi-annual coupon payments due September 15, 2001 and March 15, 2002 on our E205 million 11% Notes. Subsidiaries operating in high inflation environments protect margins by methods that include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible. We disclose constant exchange rate net sales performances in the aggregate, as well as by region, in Management's Discussion and Analysis of Financial Condition and Results of Operations (see "Currency Exchange Rates").

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit Number              Description
         --------------              -----------
              10.1          Credit Agreement dated as of
                            July 26, 2001 among the
                            Company, as Borrower, the
                            Lenders named therein and
                            UBS Warburg LLC, as Sole Lead
                            Arranger, ABN AMRO Bank, N.V.
                            as Syndication Agent and UBS
                            AG, Stamford Branch, as
                            Administrative Agent, and UBS
                            AG Stamford Branch, as
                            Collateral Agent, and Union Bank
                            of California as Documentation Agent.

         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Sola International Inc.
                                       (Registrant)



Dated: August 13, 2001                 By: /s/ STEVEN M. NEIL
       -----------------                   --------------------------
                                           Steven M. Neil
                                           Executive Vice President, Chief
                                           Financial Officer, Secretary and
                                           Treasurer

                                  Exhibit Index
                                  -------------

         Exhibit Number              Description
         --------------              -----------
              10.1          Credit Agreement dated as of
                            July 26, 2001 among the
                            Company, as Borrower, the
                            Lenders named therein and
                            UBS Warburg LLC, as Sole Lead
                            Arranger, ABN AMRO Bank, N.V.
                            as Syndication Agent and UBS
                            AG, Stamford Branch, as
                            Administrative Agent, and UBS
                            AG Stamford Branch, as
                            Collateral Agent, and Union Bank
                            of California as Documentation
                            Agent.