Form 10-Q
period 2001-09-30
SOLA INTERNATIONAL INC
filed 2001-11-07
CIK 912088

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       or
              ( ) TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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



                                 (408) 735-1982
              (Registrant's telephone number, including area code)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      -----   -----

As of November 1, 2001, 24,095,653 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

                             SOLA INTERNATIONAL INC.

                                Table of Contents
                       Form 10-Q for the Quarterly Period
                            Ended September 30, 2001


PART I    FINANCIAL INFORMATION                                                                 PAGE
------    ---------------------                                                                 ----
Item 1.   Financial Statements

              Unaudited Consolidated Condensed Balance Sheet as of September 30, 2001             3

              Consolidated Condensed Balance Sheet as of March 31, 2001 (derived from
              audited financial statements)                                                       3

              Unaudited Consolidated Condensed Statements of Operations for the three and
              six month periods ended September 30, 2001 and September 30, 2000                   4

              Unaudited Consolidated Condensed Statements of Cash Flows for the six month
              periods ended September 30, 2001 and September 30, 2000                             5

              Notes to Consolidated Condensed Financial Statements                                6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                             12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                             21

PART II   OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings                                                                      24

Item 2.   Changes in Securities and Use of Proceeds                                              24

Item 3.   Defaults upon Senior Securities                                                        24

Item 4.   Submission of Matters to a Vote of Security Holders                                    24

Item 5.   Other Information                                                                      24

Item 6.   Exhibits and Reports on Form 8-K                                                       24

PART I         FINANCIAL INFORMATION
Item 1.          Financial Statements

                             SOLA INTERNATIONAL INC.

                      Consolidated Condensed Balance Sheets
                      (in thousands, except per share data)

                                                                                                 March 31, 2001
                                                                                                 (derived from
ASSETS                                                                            September 30,     audited
                                                                                      2001         financial
                                                                                   (unaudited)    statements)
                                                                                   -----------    -----------
Current assets:
   Cash and cash equivalents ...................................................   $  55,276      $  26,149
   Trade accounts receivable, less allowance for doubtful
     accounts of $9,238 and $9,201 at September 30, 2001
     and March 31, 2001, respectively ..........................................     105,624        123,478
   Inventories, net ............................................................     102,689         94,741
    Deferred taxes, current ....................................................      24,377         24,508
   Other current assets ........................................................      18,636         15,589
                                                                                   ---------      ---------
     Total current assets ......................................................     306,602        284,465
Property, plant and equipment, net .............................................     150,059        152,712
Goodwill, net ..................................................................     190,691        190,443
Deferred taxes, long-term ......................................................      22,220         22,191
Other long-term assets .........................................................      29,181         12,564
                                                                                   ---------      ---------
     Total assets ..............................................................   $ 698,753      $ 662,375
                                                                                   =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Notes payable to banks ......................................................   $     435      $     402
   Current portion of long-term debt ...........................................       1,280          4,076
   Accounts payable ............................................................      54,862         63,578
   Accrued liabilities .........................................................      56,560         45,919
   Accrued payroll and related compensation ....................................      31,025         32,323
   Other current liabilities ...................................................       2,853          2,918
                                                                                   ---------      ---------
     Total current liabilities .................................................     147,015        149,216
Long-term debt, less current portion ...........................................       3,651         10,180
Bank debt ......................................................................       8,000        150,000
Senior notes ...................................................................     281,607         94,730
Other long-term liabilities ....................................................      22,432         22,874
                                                                                   ---------      ---------
     Total liabilities .........................................................     462,705        427,000
                                                                                   ---------      ---------

Commitments and contingencies

Shareholders' equity:

Preferred stock, $0.01 par value; 5,000 shares authorized;
      no shares issued .........................................................          --             --
Common stock, $0.01 par value; 50,000 shares authorized;
     24,938 shares issued as of September 30, 2001 and March 31, 2001, and
     24,044 and 23,709 shares outstanding as of September 30, 2001 and March 31,

     2001, respectively ........................................................         249            249
Additional paid-in capital .....................................................     282,915        281,434
Retained earnings ..............................................................       7,466          4,791
Cumulative other comprehensive loss ............................................     (48,720)       (43,069)
Common stock in treasury, at cost - 895 shares and 1,229
      shares outstanding at September 30, 2001 and March
      31, 2001, respectively ...................................................      (5,862)        (8,030)
                                                                                   ---------      ---------
     Total shareholders' equity ................................................     236,048        235,375
                                                                                   ---------      ---------
     Total liabilities and shareholders' equity ................................   $ 698,753      $ 662,375
                                                                                   =========      =========

   The accompanying notes are an integral part of these consolidated condensed financial statements

                             SOLA INTERNATIONAL INC.

            Unaudited Consolidated Condensed Statements of Operations
                      (in thousands, except per share data)


                                                               Three Months Ended        Six Months Ended
                                                                  September 30,             September 30,
                                                                2001         2000         2001         2000
                                                                ----         ----         ----         ----
Net sales ..............................................   $ 129,444    $ 134,846    $ 265,400    $ 276,837
Cost of sales ..........................................      78,356       80,202      159,503      162,949
                                                           ---------    ---------    ---------    ---------
   Gross profit ........................................      51,088       54,644      105,897      113,888
                                                           ---------    ---------    ---------    ---------
Research and development expenses ......................       3,350        3,871        6,394        7,900
Selling and marketing expenses .........................      25,263       25,220       52,050       51,782
General and administrative expenses ....................      12,367       11,660       25,377       25,452
Amortization of goodwill and other intangibles .........          11        1,583           22        3,168
Special charges ........................................          --        4,827           --       10,915
                                                           ---------    ---------    ---------    ---------
   Operating expenses ..................................      40,991       47,161       83,843       99,217
                                                           ---------    ---------    ---------    ---------
      Operating income .................................      10,097        7,483       22,054       14,671
Interest income ........................................         760          375        1,201          925
Interest expense .......................................      (7,711)      (6,291)     (15,347)     (12,333)
Foreign currency gain/(loss) ...........................      (9,215)         302       (4,127)         (54)
                                                           ---------    ---------    ---------    ---------
    Income/(loss) before benefit/(provision) for
       income taxes, minority interest and
       extraordinary item ..............................      (6,069)       1,869        3,781        3,209
Benefit/(provision) for income taxes ...................       2,093         (625)      (1,059)      (1,080)
Minority interest ......................................         (27)         (10)         (47)         (13)
                                                           ---------    ---------    ---------    ---------
     Income/(loss) before extraordinary item ...........      (4,003)       1,234        2,675        2,116
Extraordinary item, net of tax .........................          --           --           --        1,471
                                                           ---------    ---------    ---------    ---------
   Net income/(loss) ...................................   $  (4,003)   $   1,234    $   2,675    $   3,587
                                                           =========    =========    =========   ==========

Earnings/(loss) per share - basic:

    Earnings/(loss) per share before extraordinary item    $   (0.17)   $    0.05    $    0.11    $    0.09
    Extraordinary item .................................          --           --           --         0.06
                                                           ---------    ---------    ---------    ---------
     Earnings/(loss) per share - basic .................   $   (0.17)   $    0.05    $    0.11    $    0.15
                                                           =========    =========    =========   ==========

Weighted average common shares outstanding .............      23,901       23,966       23,823       24,403
                                                           =========    =========    =========   ==========

Earnings/(loss) per share - diluted:

     Earnings/(loss) per share before extraordinary item   $   (0.17)   $    0.05    $    0.11    $    0.09
     Extraordinary item ................................          --           --           --         0.06
                                                           ---------    ---------    ---------    ---------
     Earnings/(loss) per share - diluted ...............   $   (0.17)   $    0.05    $    0.11    $    0.15
                                                           =========    =========    =========   ==========

Weighted average common and dilutive securites
  outstanding ..........................................      23,901       24,084       24,302       24,452
                                                           =========    =========    =========   ==========

  The accompanying notes are an integral part of these consolidated condensed financial statements

                             SOLA INTERNATIONAL INC.

            Unaudited Consolidated Condensed Statements of Cash Flows
                                 (in thousands)

                                                     Six Months Ended   Six Months Ended
                                                       September 30,      September 30,
                                                       -------------      -------------
                                                          2001               2000
                                                          ----               ----
Cash flows from operating activities:
Net income .........................................   $   2,675          $   3,587
Adjustments to reconcile net income to net cash
   provided by/(used in) operating activities:
Minority interest in earnings ......................          47                 13
Depreciation .......................................      10,443              9,975
Amortization .......................................         621              3,840
Provision for excess and obsolete inventory ........         587                 92
Provision for doubtful accounts ....................       1,225                543

Tax benefit from exercise of stock options .........         556                  4
Deferred  taxes ....................................         516                453
Translation effect of revaluation of senior notes ..       4,849                 --

(Gain)/loss on disposal/sale of property, plant and
   equipment .......................................          22                 (5)

Changes in assets and liabilities:
   Trade accounts receivable .......................      15,362             (2,991)
   Inventories .....................................      (9,490)           (13,270)
   Other assets ....................................     (19,095)            (1,980)
   Accounts payable--trade .........................     (11,242)             5,224
   Accrued and other current liabilities ...........       6,422              2,741
   Other long-term liabilities .....................        (696)             3,202
                                                       ---------          ---------
     Net cash provided by operating activities
                                                           2,802             11,428
                                                       ---------          ---------
Cash flows from investing activities:
Purchases of businesses ............................          --             (2,480)
Disposal of/(investment in)  trade investments and
   joint ventures ..................................       1,409             (1,313)
Capital expenditures ...............................      (9,801)           (12,586)
Other investing activities .........................          90                 32
                                                       ---------          ---------
     Net cash used in investing activities .........      (8,302)           (16,347)
                                                       ---------          ---------
Cash flows from financing activities:
Payments on equity participation loans/exercise of
   stock options ...................................       3,094                 34
Net receipts/(payments) under notes payable to banks
                                                           1,561            (11,666)
Borrowings on long-term debt .......................         716              1,078
Payments on long-term debt .........................     (10,826)            (2,945)
Proceeds from bank debt ............................      17,500             36,900
Repayment of bank debt .............................    (159,500)                --
Issuance of senior notes ...........................     182,009                 --
Purchase of treasury stock .........................          --             (8,166)
Repurchase of senior subordinated notes ............          --             (4,984)
                                                       ---------          ---------
     Net cash provided by financing activities .....      34,554             10,251
                                                       ---------          ---------
Effect of exchange rate changes on cash and cash
   equivalents .....................................          73               (789)
                                                       ---------          ---------
Net increase in cash and cash equivalents ..........      29,127              4,543
Cash and cash equivalents at beginning of period ...      26,149             18,852
                                                       ---------          ---------
Cash and cash equivalents at end of period .........   $  55,276          $  23,395
                                                       =========          =========

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. Certain prior year items have been reclassified to conform with the current year's presentation.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138 as of April 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. Effective July 27, 2001, the Company transacted two foreign exchange contracts to hedge its interest expense exposure associated with the semi-annual coupon payments due September 15, 2001 and March 15, 2002 on our (euro)205 million 11% Notes. As of September 30, 2001, the Company had the one foreign exchange contract due March 15, 2002 outstanding. The Company recognizes the gain or loss on its foreign exchange contracts in the period incurred. The transition adjustments upon adoption of SFAS No. 133 were not material. We do not hold derivative financial instruments for speculative or trading purposes.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 Business Combinations, which establishes financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has adopted SFAS No. 141 with the first quarter of fiscal 2002, and the adoption of SFAS No. 141 had no material impact on the financial reporting and related disclosures.

     In July 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Accordingly, the Company has elected to early adopt SFAS No.142 beginning with the first quarter of fiscal 2002 and has disclosed the impact of adopting SFAS No.142 on its consolidated financial statements in Note 3 to the consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. In addition, SFAS No. 144 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 addresses the accounting for a segment of a business accounted for as a discontinued operation not previously addressed by SFAS No. 121. In addition, SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS No. 144 will have no material impact on the financial reporting and related disclosures.



2.   Inventories

                                  September 30,       March 31,
                                      2001              2001
                                 (in thousands)    (in thousands)
                                 --------------    --------------
Raw Materials                       $ 15,134          $ 16,084
Work In Progress                       4,335             3,744
Finished Goods                        83,220            74,913
                                    --------          --------
                                    $102,689          $ 94,741
                                    ========          ========

3.   Goodwill and Intangibles

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company has elected to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. As of September 30, 2001 the Company had completed both steps and had determined that there was no impairment of goodwill at this time.

The following table reconciles the Company's net income for the three and six months ended September 30, 2001 and 2000 adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported: (in thousands, except per share data)

                                                                Three Months Ended    Six Months Ended
                                                                   September 30,        September 30,
                                                                   -------------        -------------
                                                                  2001       2000       2001      2000
                                                                  ----       ----       ----      ----
Reported income/(loss) before extraordinary item               $  (4,003)  $  1,234   $ 2,675   $ 2,116
Add back: Goodwill amortization, net of tax effect                    --      1,045        --     2,091
                                                               ---------   --------   -------   -------
Adjusted income/(loss) before extraordinary item               $  (4,003)  $  2,279   $ 2,675   $ 4,207
                                                               =========   ========   =======   =======

Reported net income/(loss)                                     $  (4,003)  $  1,234   $ 2,675   $ 3,587
Add back: Goodwill amortization, net of tax effect                    --      1,045        --     2,091
                                                               ---------   --------   -------   -------
Adjusted net income/(loss)                                     $  (4,003)  $  2,279   $ 2,675   $ 5,678
                                                               =========   ========   =======   =======

Earnings/(loss) per share - basic
  Reported income/(loss) before extraordinary item             $   (0.17)  $   0.05   $   0.11  $  0.09
  Goodwill amortization                                               --       0.05         --     0.08
                                                               ---------   --------   -------   -------
  Adjusted income/(loss) before extraordinary item             $   (0.17)  $   0.10   $   0.11  $  0.17
                                                               =========   ========   ========  =======

Earnings/(loss) per share - basic
  Reported net income/(loss)                                   $   (0.17)  $   0.05   $   0.11  $  0.15
  Goodwill amortization                                               --       0.05         --     0.08
                                                               ---------   --------   -------   -------
  Adjusted net income/(loss)                                   $   (0.17)  $   0.10   $   0.11  $  0.23
                                                               =========   ========   ========  =======

Earnings/(loss) per share - diluted
  Reported income/(loss) before extraordinary item             $   (0.17)  $   0.05   $   0.11  $  0.09
  Goodwill amortization                                               --       0.04         --     0.08
                                                               ---------   --------   -------   -------
  Adjusted income/(loss) before extraordinary item             $    0.17)  $   0.09   $   0.11  $  0.17
                                                               =========   ========   ========  =======

Earnings/(loss) per share diluted
  Reported net income/(loss)                                   $   (0.17)  $   0.05   $   0.11  $  0.15
  Goodwill amortization                                               --       0.04         --     0.08
                                                               ---------   --------   -------   -------
  Adjusted net income/(loss)                                   $   (0.17)  $   0.09   $   0.11  $  0.23
                                                               =========   ========   ========  =======


Following are patent costs classified as intangible assets that continue to be subject to amortization: (in thousands)


                                       As of                      As of
                                 September 30, 2001          March 31, 2001
                                 ------------------          --------------
Gross carrying amount                 $ 476                      $  476
Accumulated amortization                (79)                        (57)
                                      -----                      ------
Net carrying amount                   $ 397                      $  419
                                      =====                      ======

                                   Three Months Ended          Six Months Ended
                                      September 30,             September 30,
                                      -------------             -------------
                                    2001        2000          2001         2000
                                    ----        ----          ----         ----
Aggregate Amortization Expense      $ 11        $  7          $ 22         $ 14

Estimated amortization expense for fiscal year ending:

    March 31, 2002          $ 43
    March 31, 2003            43
    March 31, 2004            43
    March 31, 2005            43
    March 31, 2006            43

    For the six months ended September 30, 2001, goodwill increased $0.2 million due to an adjustment for goodwill acquired during the year.

4.  Senior Notes

Following is the detail of Senior Notes:

                                   September 30, 2001      March 31, 2001
                                     (in thousands)        (in thousands)
                                     --------------        --------------
6 7/8% Senior Notes                     $  94,749             $ 94,730
11% Senior Notes                          186,858                   --
                                        ---------             --------
   Total Senior Notes                   $ 281,607             $ 94,730
                                        =========             ========


    On April 17, 2001, the Company completed the sale of (euro)205 million ($182.0 million at date of sale) of 11% Notes due March 15, 2008 through a private placement to qualified institutional buyers pursuant to Rule 144A and to persons outside of the United States in compliance with Regulation S. The notes are senior unsecured obligations and will rank equally with all existing and future unsecured debt. Interest on the notes is payable semi-annually on each September 15 and March 15, commencing on September 15, 2001.

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

5.  Credit Agreement

    On July 26, 2001, the Company entered into a three-year $45 million secured revolving credit facility ("Credit Agreement") maturing on July 27, 2004. Borrowings under the Credit Agreement may be made as either US Dollar Alternate Base Rate ("ABR") loans or Eurodollar loans. ABR loans bear interest at a rate per annum equal to the greater of (a) the Prime Rate in effect on such day, or
(b) the Federal Funds Effective Rate in effect on such day plus 0.50%, plus an applicable percentage based on the Company's adjusted leverage ratio. The Eurodollar loans bear interest at a rate per annum equal to the LIBOR Rate plus an applicable percentage based on the Company's adjusted leverage ratio.

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

    The proceeds from the Credit Agreement will be used for working capital and general corporate purposes. The balance available at September 30, 2001 is $37 million.

6.  Contingencies

    The Company is subject to environmental laws and regulations concerning emissions to the air, discharges to surface and subsurface waters and the generation, handling, storage, transportation, treatment and disposal of waste materials.

    Since 1988, the Company has operated a ground water remediation system at its Petaluma, California manufacturing facility in accordance with a consent order issued by the U.S. EPA under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The system is designed to remediate a pre-1982 release of hazardous substances. Analytical results indicate that contamination levels have decreased significantly over the past few years. Since March 1997, the Company has curtailed clean-up activities, while continuing to monitor contamination levels. In 1997, the Company submitted to the EPA a report on contamination levels and the impact of curtailed activities that indicates no significant impact on the site from the curtailed activities. The EPA has consented to continued curtailment of clean-up activities. The Company expects continued reduction of clean-up activities due to relatively low levels of contamination existing at the site. In connection with the acquisition from Pilkington plc., Pilkington plc. has agreed to indemnify the Company with respect to environmental losses relating to certain then existing facts, events, conditions, matters or issues, for (1) 50% of the losses to the extent they exceed $1 million but are less than or equal to $5 million, and (2) 100% of the losses in excess of $5 million. In March 2001, the Company completed the sale of the affected property and indemnified the buyer with respect to certain then-existing facts, events, conditions, matters or issues.

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

7.  Cumulative Other Comprehensive Loss

    Cumulative other comprehensive loss includes currency translation adjustments that are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Following is the detail of cumulative other comprehensive loss: (in thousands)

                  Balance March 31, 2001                         $(43,069)
                  Change in foreign currency translation
                      adjustment                                   (5,651)
                                                                 --------
                  Balance September 30, 2001                     $(48,720)
                                                                 ========

8.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings/(loss) per share for the three and six months ended September 30, 2001 and 2000 (in thousands except per share data):

                                                     Three Months     Three Months      Six Months       Six Months
                                                         Ended            Ended            Ended            Ended
                                                     September 30,    September 30,    September 30,    September 30,
                                                         2001             2000             2001             2000
                                                         ----             ----             ----             ----
Numerator:
Income/(loss) before extraordinary item ......         $ (4,003)        $  1,234         $  2,675           $ 2,116
Extraordinary item, net of tax ...............               --               --               --             1,471
                                                       --------         --------         --------           -------
   Net income/(loss) .........................         $ (4,003)        $  1,234         $  2,675           $ 3,587
                                                       ========         ========         ========           =======

Denominator:
   Denominator for basic earnings/(loss) per
      share -
   Weighted average common shares
    Outstanding ..............................           23,901           23,966           23,823            24,403

   Effect of dilutive securities:
     Employee stock options ..................               --              118              479                49
                                                       --------         --------         --------           -------
   Denominator for diluted earnings/(loss) per
      share -
   Weighted average common shares and
       dilutive securities outstanding .......           23,901           24,084           24,302            24,452
                                                       ========         ========         ========           =======

Basic earnings/(loss) per share:
Earnings/(loss) per share before extraordinary
     Item ....................................         $  (0.17)        $   0.05         $   0.11           $  0.09
Extraordinary item, net of tax ...............               --               --               --              0.06
                                                       --------         --------         --------           -------
   Earnings/(loss) per share .................         $  (0.17)        $   0.05         $   0.11           $  0.15
                                                       ========         ========         ========           =======


Diluted earnings/(loss) per share:
Earnings/(loss) per share before extraordinary
     Item ....................................         $  (0.17)        $   0.05         $   0.11           $  0.09
Extraordinary item, net of tax ...............               --               --               --              0.06
                                                       --------         --------         --------           -------
   Earnings/(loss) per share .................         $  (0.17)        $   0.05         $   0.11           $  0.15
                                                       ========         ========         ========           =======


    For the quarter ended September 30, 2001, approximately 0.5 million common stock options with exercise prices at a range of $4.65 to $13.81 per share were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for the period. Weighted average shares issuable upon the exercise of stock options of 1.6 million and 2.6 million at a range of $14.21 to $38.38 per share and $7.88 to $41.44 per share, respectively, were not included in the computation of the diluted earnings per share for the three months ended September 2001 and 2000, respectively, because the options' exercise price was greater than the average market price of the common shares. Weighted average shares issuable upon the exercise of stock options of 1.6 million and 2.7 million at a range of $14.21 to $41.44 per share and $6.25 to $41.44 per share, respectively, were not included in the computation of the diluted earnings per share for the six months ended September 2001 and 2000, respectively, because the options' exercise price was greater than the average market price of the common shares.

9.  Special Charges

    Commencing in the third quarter of fiscal 1999, the Company implemented strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. As a result of these strategic initiatives, during the three and six months ended September 30, 2000, the Company recorded pretax special charges of $4.8 million and $10.9 million, respectively, associated with work-force reductions in North America, Europe and Australia (91 employees and 219 employees, respectively).

     No special charges were recorded during the six months ended September 30, 2001. The following table reconciles the remaining liabilities associated with the strategic initiatives from April 1, 2001 to September 30, 2001: (in thousands)

                           Workforce     Facility
                           Reductions    Closures     Total
                           ----------    --------     -----
Strategic initiative
 liability as of

 April 1, 2001              $13,682       $2,439     $16,121

 Six months
  Fiscal 2002

 Cash utilized               (3,563)        (163)     (3,726)
                            -------       ------     -------
Strategic initiative
 liability as of

 September 30, 2001         $10,119       $2,276     $12,395
                            =======       ======     =======


     The liability associated with the strategic initiatives as of September 30, 2001 is included in accrued liabilities. The Company anticipates that substantially all of the accrued liability will be paid in fiscal 2002 and will be funded through future asset sales and cash provided by operations. Management does not anticipate any additional special charges related to the Company's current strategic initiatives.

10. Extraordinary Item

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

Overview

     We are a leading global designer, manufacturer and distributor of a broad range of plastic and glass eyeglass lenses and hold a leading manufacturing and technology position in the fast growing plastic lens segment of the global spectacle lens market. We have sales offices in 30 countries worldwide and operate in most major regions of the world. We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in each major region where we operate, including North America, Europe and Rest of World (consisting primarily of Australia, Asia and South America). We focus our efforts on value-added products, including products with advanced design characteristics, lens coatings and treatments and thin and light weight materials (e.g., polycarbonate). For the quarter ended September 30, 2001, 72.7% of our net sales were represented by value-added products.

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

     Our business is organized into three primary markets: North America, Europe and Rest of World. For the six months ended September 30, 2001, we generated approximately 46% of our net sales from North America, 34% from Europe and 20% from Rest of World.

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

     The charges recorded for these initiatives from fiscal 1999 through the end of fiscal 2001, net of gains on asset sales, totaled approximately $167.7 million, including $39.5 million of associated inventory write-offs classified in cost of sales, with a corresponding cash impact of approximately $47.0 million. In addition to special charges, we incurred transition costs associated with executing our strategic initiatives. These costs totaled $17.5 million in fiscal 2001 and $14.0 million in the first half of fiscal 2002 and largely related to: (1) expenditures to execute the strategic actions (e.g., certain employee and facility costs) and (2) expenses incurred that will be eliminated upon completion of the strategic actions (e.g., manufacturing variances) associated with the implementation of the strategic initiatives.

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Net Sales

     Our net sales were $129.4 million in the three months ended September 30, 2001 compared to net sales of $134.8 million in the same period for the prior year, a decrease of $5.4 million or 4.0%. Using constant exchange rates and on a comparable basis, net sales decreased 1.8%. The decrease in net sales was primarily due to the Rest of World and North America regions. Net sales in the Rest of World region decreased due to our efforts to concentrate on higher margin value-added sales. The decrease in the North America region was due primarily to decreased sales to laboratory customers that are owned by and aligned with two principal competitors. Net sales performance by region was as follows:

 .    North America decreased by $4.1 million or 6.6%;
 .    Europe increased by $2.2 million or 5.4%; and
 .    Rest of World decreased by $3.5 million or 11.7%.

     Using constant exchange rates and on a comparable basis the regional performances were as follows:

 .    North America decreased by 6.6%;
 .    Europe increased by 6.9%; and
 .    Rest of World decreased by 3.9%.

Gross Profit and Gross Margin

     Our gross profit totaled $51.1 million for the three months ended September 30, 2001 compared to $54.6 million for the same period in the prior year, a decrease of $3.5 million or 6.4%. In calculating gross profit we wrote-off $2.3 million of inventory in the quarter ended September 30, 2000 and recorded $4.5 million of transition costs in the quarter ended September 30, 2001 associated with our strategic initiatives. If these inventory write-offs and transition costs were excluded, gross profit would have been $55.6 million and $56.9 million for the three months ended September 30, 2001 and 2000, respectively, a decrease of $1.3 million or 2.3%. Gross profit as a percentage of net sales, or gross margin, after adjusting for the inventory write-offs and transition costs, increased to 43.0% for the three months ended September 30, 2001 from 42.3% in the same period in the prior year. The increase in gross margin was due to product mix as a result of higher sales of value-added products.

Operating Expenses

     Our operating expenses in the three months ended September 30, 2001 totaled $41.0 million compared to operating expenses of $47.2 million for the same period in the prior year. Included in operating expenses for the three months ended September 30, 2000 are special charges of $4.8 million. We also recorded $2.6 million of transition costs related to our strategic initiatives in the three months ended September 30, 2001. If these special charges and transition costs were excluded from operating expenses, operating expenses would have been $38.4 million for the three months ended September 30, 2001 and $42.4 million for the same period in the prior year, a decrease of $4.0 million or 9.4%. Operating expenses, excluding the special charges and transition costs, for the three months ended September 30, 2001 and 2000 as a percentage of net sales were 29.7% and 31.5%, respectively. Research and development expenses of $3.3 million for the three months ended September 30, 2001 represented 2.6% of net sales compared to research and development expenses of $3.9 million or 2.9% of net sales in the three months ended September 30, 2000. The $0.6 million or 15.4% decrease in our research and development expenses was due mainly to headcount reductions associated with the strategic initiatives. Selling and marketing expenses for the three months ended September 30, 2001 and 2000 were $25.3 million and $25.2 million, respectively, representing 19.6% and 18.7% of net sales, respectively. The increase in selling and marketing expenses as a percent of net sales was primarily a result of spending associated with the recently launched product, Enigma(TM), in North America and transition costs related to strategic initiatives. Our general and administrative expenses were $12.4 million in the three months ended September 30, 2001 and $11.7 million for the same period in the prior year, an increase of $0.7 million or 6.0%. As a percentage of net sales, general and administrative expenses increased to 9.6% for the three months ended September 30, 2001 compared to 8.7% for the three months ended September 30, 2000. This increase in general and administrative expenses is due mainly to additional relocation and other transition costs. Included in operating expenses for the three months ended September 30, 2000 was goodwill amortization of $1.6 million. Due to our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, we are no longer required to amortize goodwill as a charge to earnings; however, we are required on an annual basis to review goodwill for potential impairment. If an impairment is found to exist, a charge will be taken against earnings.

     During the three months ended September 30, 2000, we recorded pretax special charges of $4.8 million associated with work-force reductions in North America, Europe and Australia (91 employees) related to our strategic initiatives.

     We did not record any special charges during the six months ended September 30, 2001. The following table reconciles the remaining liabilities associated with the strategic initiatives from

 April 1, 2001 to September 30, 2001: (in thousands)

                            Workforce      Facility
                           Reductions      Closures      Total
                           ----------      --------      -----
Strategic initiative
  liability as of
  April 1, 2001              $13,682        $2,439      $16,121
 Fiscal 2002
  YTD Cash utilized           (3,563)         (163)      (3,726)
                             -------        ------      -------
Strategic initiative
  liability as of
  September 30, 2001         $10,119        $2,276      $12,395
                             =======        ======      =======

     The liability associated with the strategic initiatives as of September 30, 2001 is included in accrued liabilities. We anticipate that substantially all of the accrued liability will be paid in fiscal 2002 and will be funded through future asset sales and cash provided by operations. We are in the process of selling land and buildings made redundant by the strategic initiatives, which is anticipated to generate pre-tax proceeds of approximately $10 million. We do not anticipate any additional special charges related to our current strategic initiatives.

Operating Income

     Our operating income for the three months ended September 30, 2001 totaled $10.1 million, an increase of $2.6 million, or 34.7%, from operating income of $7.5 million for the three months ended September 30, 2000. Operating income, excluding the transition costs of $7.1 million in the three months ended September 30, 2001 and special charges of $4.8 million, inventory write-offs of $2.3 million and goodwill amortization of $1.6 million in the three months ended September 30, 2000, would have been $17.2 million and $16.2 million, respectively, an increase of $1.0 million, or 6.2%.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense totaled $7.0 million for the three months ended September 30, 2001 compared to $5.9 million for the three months ended September 30, 2000, an increase of $1.1 million. The increase in interest expense is due primarily to increased average borrowing rates and increased borrowing levels. For the three months ended September 30, 2001, we recorded a net foreign exchange loss of $9.2 million compared to a net foreign exchange gain of $0.3 million for the same period in the prior year. Exchange losses on external and intercompany notes of $10.0 million were recorded in the second quarter of fiscal 2002 due primarily to the weakening of the US Dollar to the Euro and strengthening of the US Dollar to the Brazilian Real and the impact this had on our Euro denominated Notes and US Dollar denominated notes with our Brazilian subsidiary.

Provision for Income Taxes

     Our combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 2002 year of 28.0%. For the first three months of Fiscal 2002, we recorded an effective tax rate of 32.0%. As a result of incurring an operating loss for second quarter of Fiscal 2002, we recorded an effective tax benefit rate of 34.5%. For the three months ended September 30, 2000, we recorded an effective income tax rate of 33.4%, and for the full fiscal 2001 year we reported an effective tax rate of 32.0%. If the special charges reported in fiscal 2001 are excluded from income before provision for income taxes, and the tax benefit associated with the special charges is excluded from the provision for income taxes, the resulting effective combined state, federal and foreign tax rate for fiscal 2001 would have been 33.3%. We have deferred tax assets on our balance sheet as of September 30, 2001 amounting to 46.6 million. The ultimate utilization of these deferred tax assets is dependent on our ability to generate taxable income in the future.

Net Income/(Loss)

     Our net loss for the three months ended September 30, 2001 totaled $4.0 million compared to net income of $1.2 million for the same period in the prior year. In the second quarter of fiscal 2002, excluding transition costs of $7.1 million and net exchange losses on external and intercompany notes of $10.0 million, net of the related tax effect, net income would have been $8.3 million or $0.34 per share. In the second quarter of fiscal 2001, excluding inventory write-offs of $2.3 million, special charges of $4.8 million, and goodwill amortization of $1.6 million, net of the related tax effect, our net income would have been $7.0 million or $0.29 per share.

Results of Operations

Six months ended September 30, 2001 compared to six months ended September 30, 2000

Net Sales

     Our net sales were $265.4 million in the six months ended September 30, 2001 compared to net sales of $276.8 million in the same period for the prior year, a decrease of $11.4 million or 4.1%. Using constant exchange rates and on a comparable basis, net sales decreased 0.8%. The decrease in net sales was primarily due to the Rest of World and North America regions. Net sales in the Rest of World region decreased due to our efforts to concentrate on higher margin value-added sales. The decrease in the North America region was due primarily to decreased sales to laboratory customers that are owned by and aligned with two principal competitors. Net sales performance by region was as follows:

 .    North America decreased by $5.5 million or 4.4%;
 .    Europe increased by $0.9 million or 1.0%; and
 .    Rest of World decreased by $6.8 million or 11.3%.

     Using constant exchange rates and on a comparable basis the regional performances were as follows:

 .    North America decreased by 4.4%;
 .    Europe increased by 7.4%; and
 .    Rest of World decreased by 4.8%.

Gross Profit and Gross Margin

     Our gross profit totaled $105.9 million for the six months ended September 30, 2001 compared to $113.9 million for the same period in the prior year, a decrease of $8.0 million or 7.0%. In calculating gross profit we wrote-off $3.1 million of inventory in the six months ended September 30, 2000 and recorded $8.4 million of transition costs in the quarter ended September 30, 2001 associated with our strategic initiatives. If these inventory write-offs and transition costs were excluded, gross profit would have been $114.3 million and $117.0 million for the six months ended September 30, 2001 and 2000, respectively, a decrease of $2.7 million or 2.3%. Gross profit as a percentage of net sales, or gross margin, after adjusting for the inventory write-offs and transition costs, increased to 43.1% for the six months ended September 30, 2001 from 42.3% in the same period in the prior year. The increase in gross margin was due to product mix as a result of higher sales of value-added products.

Operating Expenses

     Our operating expenses in the six months ended September 30, 2001 totaled $83.8 million compared to operating expenses of $99.2 million for the same period in the prior year. Included in operating expenses for the six months ended September 30, 2001. If these special charges and transition costs were excluded from operating expenses, operating expenses would have been $78.2 million for the six months ended September 30, 2001 and $88.3 million for the same period in the prior year, a decrease of $10.1 million or 10.2%. Operating expenses, excluding the special charges and transition costs, for the six months ended September 30, 2001 and 2000 as a percentage of net sales were 29.5% and 31.9%, respectively. Research and development expenses of $6.4 million for the six months ended September 30, 2001 represented 2.4% of net sales compared to research and development expenses of $7.9 million or 2.9% of net sales in the six months ended September 30, 2000. The $1.5 million or 19.0% decrease in our research and development expenses was due mainly to headcount reductions associated with the strategic initiatives. Selling and marketing expenses for the six months ended September 30, 2001 and 2000 were $52.0 million and $51.8 million, respectively, representing 19.6% and 18.7% of net sales, respectively. The increase in selling and marketing expenses as a percent of net sales was primarily a result of spending associated with the recently launched product, Enigma(TM), in North America and transition costs related to strategic initiatives. Our general and administrative expenses were $25.4 million in the six months ended September 30, 2001 and $25.5 million for the same period in the prior year, a decrease of $0.1 million or 0.3%. As a percentage of net sales, general and administrative expenses increased to 9.6% for the six months ended September 30, 2001 compared to 9.2% for the six months ended September 30, 2000. This increase in general and administrative expenses is due mainly to additional relocation and other transition costs. Included in operating expenses for the six months ended September 30, 2000 was goodwill amortization of $3.2 million. Due to our adoption of SFAS No. 142, we are no longer required to amortize goodwill as a charge to earnings; however, we are required on an annual basis to review goodwill for potential impairment. If an impairment is found to exist, a charge will be taken against earnings.

     During the six months ended September 30, 2000, we recorded pretax special charges of $10.9 million associated with work-force reductions in North America, Europe and Australia (310 employees) related to our strategic initiatives.

     We did not record any special charges during the six months ended September 30, 2001.

Operating Income

     Our operating income for the six months ended September 30, 2001 totaled $22.1 million, an increase of $7.4 million, or 50.3%, from operating income of $14.7 million for the six months ended September 30, 2000. Operating income, excluding the transition costs of $14.0 million in six months ended September 30, 2001 and special charges of $10.9 million, inventory write-offs of $3.1 million and goodwill amortization of $3.2 million in the six months ended September 30, 2000, would have been $36.1 million and $31.9 million, respectively, an increase of $4.2 million, or 13.2%.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense totaled $14.1 million for the six months ended September 30, 2001 compared to $11.4 million for the six months ended September 30, 2000, an increase of $2.7 million. The increase in interest expense is due primarily to increased average borrowing rates and increased borrowing levels. For the six months ended September 30, 2001, we recorded a net foreign exchange loss of $4.1 million compared to a $54,000 net foreign exchange loss for the same period in the prior year. Exchange losses on external and intercompany notes of $4.5 million were recorded in the first half of fiscal 2002 due primarily to the weakening of the US Dollar to the Euro and the strengthening of the US Dollar to the Brazilian Real and the impact this had on our Euro denominated Notes and US Dollar denominated notes with our Brazilian subsidiary.

Extraordinary Item

     During the six months ended September 30, 2000, we purchased $5.0 million of our 6 7/8% Senior Notes due 2008. As a result, we recorded an extraordinary gain of $1.5 million, net of tax of $0.9 million, resulting from the difference between the carrying value of the notes and the purchase price. The purchase was funded by our credit facility and resulted in a decline in net borrowings.

Net Income

     Net income for the six months ended September 30, 2001 totaled $2.7 million compared to net income of $3.6 million for the same period in the prior year. In the first half of fiscal 2002, excluding transition costs of $14.0 million and net exchange losses on external and intercompany notes of $4.5 million, net of the related tax effect, net income would have been $16.0 million or $0.66 per share. In the first half of fiscal 2001, excluding inventory write-offs of $3.1 million, special charges of $10.9 million, goodwill amortization of $3.2 million, net of the related tax effect, and extraordinary gain of $1.5 million, our net income would have been $13.4 million or $0.55 per share.

Liquidity and Capital Resources

     Our operating activities generated $2.8 million in cash in the six months ended September 30, 2001 compared to $11.4 million for the six months ended September 30, 2000, a decrease of $8.6 million. The change from prior year is mainly due to decreased trade accounts payable associated with lower raw material purchases and deferred financing costs associated with debt refinancings, partially offset by a decrease in accounts receivable.

     Our inventories as a percentage of annualized net sales for the six months ended September 30, 2001 and 2000 were 19.8% and 25.7%, respectively. This decrease was a result of the strategic initiatives implemented during fiscal 2001 to reduce inventory levels. Accounts receivable as a percentage of annualized net sales for the six months ended September 30, 2001 decreased to 20.4% compared to 22.9% for the same period a year ago as a result of improved collections.

     During the six months ended September 30, 2001, net cash expended on investing activities, amounted to $8.3 million. Included in this amount were $9.8 million of capital expenditures, of which $3.2 million related to investments in molds, offset in part, by the disposal of a $1.4 million trade investment. Net cash expended on investing activities in the six months ended September 30, 2000 amounted to $16.3 million. Of this amount, $12.6 million represented capital expenditures (of which $3.5 million related to investments in molds), $2.5 million was for investment in acquisitions and $1.3 million related to other trade investments. The $2.5 million spent on acquisitions represents the purchase of the remaining 65% ownership interest in a wholesale laboratory group located in Australia and New Zealand. We anticipate capital expenditures of approximately $20-$25 million (excluding molds) in fiscal year 2002, of which approximately $5 million annually is viewed as discretionary.

     During the six months ended September 30, 2001, our net cash provided by financing activities amounted to $34.6 million primarily as a result of the net impact of our issuance of 11% Notes, the proceeds of which were primarily used to repay our credit facility. Net cash provided by financing activities in the six months ended September 30, 2000 amounted to $10.3 million, primarily from borrowings under our bank credit agreement. During the six months ended September 30, 2000, we purchased $5.0 million of our 6 7/8% Senior Notes due 2008 and $8.2 million of treasury stock. The purchase was funded by our credit facility and resulted in a decline in net borrowings.

     On April 17, 2001, we completed the sale of (euro)205 million ($182.0 million at date of sale) of 11% Notes due March 15, 2008 through a private placement to qualified institutional buyers pursuant to Rule 144A and to persons outside of the United States in compliance with Regulation S. The notes are senior unsecured obligations and will rank equally with all of our existing and future unsecured debt. Interest on the notes is payable semi-annually on each September 15 and March 15, commencing on September 15, 2001.

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

     In addition to our outstanding 6 7/8% Senior Notes and 11% Notes, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of September 30, 2001, the total borrowing capacity available to our foreign subsidiaries under such local facilities was approximately $14.8 million, of which $0.4 million had been utilized.

     On July 26, 2001, we entered into a three-year $45 million secured revolving credit facility ("Credit Agreement") maturing on July 27, 2004. Borrowings under the Credit Agreement may be made as either US Dollar Alternate Base Rate ("ABR") loans or Eurodollar loans. ABR loans bear interest at a rate per annum equal to the greater of (a) the Prime Rate in effect on such day, or
(b) the Federal Funds Effective Rate in effect on such day plus 0.5%, plus an applicable percentage based on our adjusted leverage ratio. The Eurodollar loans bear interest at a rate per annum equal to the LIBOR Rate plus an applicable percentage based on our adjusted leverage ratio. The balance available at September 30, 2001 was $37 million.

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

Impact of Recently Issued Accounting Standards

     We adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, as of April 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. Effective July 27, 2001, we transacted two currency swaps to hedge our interest expense exposure associated with the semi-annual coupon payments due September 15, 2001 and March 15, 2002 on our (euro)205 million 11% Notes. As of September 30, 2001, the Company had the one currency swap due March 15, 2002 outstanding. The transition adjustments upon adoption of SFAS No. 133 were not material. We do not hold derivative financial instruments for speculative or trading purposes.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 Business Combinations, which establishes financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. We have adopted SFAS No. 141 with the first quarter of fiscal 2002, and the adoption of SFAS No. 141 had no material impact on our financial reporting and related disclosures.

     In July 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. Accordingly, we have elected to early adopt SFAS No.142 beginning with the first quarter of fiscal 2002 and have disclosed the impact of adopting SFAS No.142 on our consolidated financial statements in Note 3 to the consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. In addition, SFAS No. 144 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 addresses the accounting for a segment of a business accounted for as a discontinued operation not previously addressed by SFAS No. 121. In addition, SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS No. 144 will have no material impact on the financial reporting and related disclosures.

Currency Exchange Rates

     As a result of our worldwide operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. The principal effect of currency exchange rates on our results of operations and financial position is translation adjustments for subsidiaries where the local currency is the functional currency. Translation adjustments for functional local currencies have been recorded to shareholders' equity. For the six months ended September 30, 2001 and 2000, such translation adjustments were approximately $(5.7) million and $(11.1) million, respectively.

     Because a portion of our debt is non-U.S. dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps. Effective July 27, 2001, we transacted two foreign exchange contracts to hedge our interest expense exposure associated with the semi-annual coupon payments due September 15, 2001 and March 15, 2002 on our (euro)205 million 11% Notes.

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

Information Relating to Forward-Looking Statements

     This quarterly report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements", contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, including statements regarding among other items, (i) the impact of events resulting from the September 11, 2001 terrorist attacks, (ii) the impact of inflation, (iii) future income tax rates and capital expenditures and, (iv) the costs and other consequences related to conversion to the Euro. These forward-looking statements reflect our current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of "Risks Relating to Sola and the Industry" included in our Form 10-K for the fiscal year ended March 31, 2001, and the factors described in "Business-Environmental Matters", also included in our Form 10-K for the fiscal year ended March 31, 2001.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Quantitative Disclosures

     We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business.

     Interest Rate Risk. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. During the first half of fiscal 2002, fixed rate debt consisted primarily of outstanding balances on Senior Notes.

     The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of September 30, 2001:

                Expected Maturity Date (as of September 30, 2001)
                ------------------------------------------------

                                Fiscal    Fiscal    Fiscal    Fiscal    Fiscal
                                 2002      2003      2004      2005      2006     Thereafter     Total    Fair Value
                                 ----      ----      ----      ----      ----     ----------     -----    ----------
                                                               (dollars in thousands)
  Long-term debt:
    Fixed rate debt .........   $1,506    $2,095     $350      $353      $ 281     $281,593     $286,538   $284,485

  Weighted average
    interest rate ...........     5.56%     7.18%    4.36%     4.41%      3.64%        9.58%        9.51%

  Long-term debt:
    Variable rate debt ......        -    $8,000        -         -          -            -       $8,000     $8,000

  Weighted average
    interest rate ...........        -      7.06%       -         -          -            -         7.06%

     Currency Rate Risk. We are exposed to currency exchange rate fluctuations on our (euro)205 million 11% Notes, due 2008. At September 30, 2001, we had outstanding a forward exchange contract to hedge our interest expense exposure associated with the semi-annual coupon payment due March 15, 2002 on our
(euro)205 million 11% Notes. Our subsidiaries primarily operate in foreign markets and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies. Accordingly, there are no quantitative disclosures related to borrowings by our subsidiaries.

     The following table presents the future principal cash flows and weighted average interest rates expected on the (euro)205 million 11% Notes, due 2008 as well as the contract amount and weighted average settlement price of the outstanding forward exchange contract. Fair values have been determined based on quoted market prices as of September 30, 2001:

                Expected Maturity Date (as of September 30, 2001)
                ------------------------------------------------

                                Fiscal    Fiscal    Fiscal    Fiscal    Fiscal
                                 2002      2003      2004      2005      2006     Thereafter     Total    Fair Value
                                 ----      ----      ----      ----      ----     ----------     -----    ----------
                                                               (dollars in thousands)
  Long-term debt
    Fixed rate debt .........       -         -         -         -         -      $186,858     $186,858   $198,069

  Weighted average
    interest rate ...........       -         -         -         -         -         11.00%       11.00%

  Forward exchange
  contract:
    Contract amount .........  $9,854         -         -         -         -             -     $  9,854   $  9,817

  Weighted average
    settlement price ........   .8740         -         -         -         -             -        .8740

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

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The following matter was submitted to a vote of the security holders at our Annual Meeting of Stockholders on August 17, 2001:

         Election of Directors.  Votes as follows:

         --------------------------------------------------------------------------------------------

                                                   Total Vote for Each     Total Vote Withheld from
                                                         Director                Each Director
         --------------------------------------------------------------------------------------------
         Jeremy C. Bishop                               19,053,873                 2,527,828
         --------------------------------------------------------------------------------------------
         Maurice J. Cunniffe                            20,773,802                   807,899
         --------------------------------------------------------------------------------------------
         Douglas D. Danforth                            21,348,595                   233,106
         --------------------------------------------------------------------------------------------
         A. William Hamill                              21,342,003                   239,697
         --------------------------------------------------------------------------------------------
         Hamish Maxwell                                 21,348,595                   233,106
         --------------------------------------------------------------------------------------------
         Neil E. Leach                                  21,354,503                   227,197
         --------------------------------------------------------------------------------------------
         Jackson L. Schultz                             21,338,003                   243,698
         --------------------------------------------------------------------------------------------

         There were no abstention or broker non-votes.

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         None.

         (b) Reports on Form 8-K

         No Reports on Form 8-K were filed during the fiscal quarter ended September 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Sola International Inc.
                                       (Registrant)



Dated: November 6, 2001                By: /s/ Steven M. Neil
       ----------------                    --------------------------
                                           Steven M. Neil
                                           Executive Vice President, Chief
                                           Financial Officer, Secretary and
                                           Treasurer (Duly Authorized Officer
                                           and Principal Financial Officer)