Form 10-Q
period 2001-12-31
SOLA INTERNATIONAL INC
filed 2002-02-06
CIK 912088

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

                For the quarterly period ended December 31, 2001
                                       or

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

           10590 WEST OCEAN AIR DRIVE, SUITE 300, SAN DIEGO, CA 92130
                    (Address of principal executive offices)
                                   (zip code)

                                 (858) 509-9899
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No _____
                                       -----

As of February 1, 2002, 24,413,089 shares of the registrant's common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

================================================================================

                             SOLA INTERNATIONAL INC.

                                Table of Contents
                       Form 10-Q for the Quarterly Period
                             Ended December 31, 2001

PART I         FINANCIAL INFORMATION                                                                 PAGE
------         ---------------------                                                                 ----
Item 1.        Financial Statements

                   Unaudited Consolidated Balance Sheet as of December 31, 2001                        3

                   Consolidated Balance Sheet as of March 31, 2001 (derived from
                   audited financial statements)                                                       3

                   Unaudited Consolidated Statements of Operations for the three and
                   nine month periods ended December  31, 2001 and December  31, 2000                  4

                   Unaudited Consolidated Statements of Cash Flows for the nine month
                   periods ended December 31, 2001 and December  31, 2000                              5

                   Notes to Consolidated Financial Statements                                          6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                             13

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                             23

PART II        OTHER INFORMATION
-------        -----------------

Item 1.        Legal Proceedings                                                                      25

Item 2.        Changes in Securities and Use of Proceeds                                              25

Item 3.        Defaults upon Senior Securities                                                        25

Item 4.        Submission of Matters to a Vote of Security Holders                                    25

Item 5.        Other Information                                                                      25

Item 6.        Exhibits and Reports on Form 8-K                                                       25

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

                             SOLA INTERNATIONAL INC.

                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                                                         March 31, 2001
                                                                                        December 31,     (derived from
ASSETS                                                                                      2001            audited
                                                                                         (unaudited)       financial
                                                                                                           statements)
Current assets:
   Cash and cash equivalents ...................................................          $   53,338       $   26,149
   Trade accounts receivable, less allowance for doubtful
     accounts of $8,629 and $9,201 at December 31, 2001 and
     March 31, 2001, respectively ..............................................             106,399          123,478
   Inventories, net ............................................................              93,430           91,302
    Deferred taxes, current ....................................................              24,428           24,508
   Other current assets ........................................................              10,040           15,589
                                                                                          ----------       ----------
     Total current assets ......................................................             287,635          281,026
Property, plant and equipment, net .............................................             160,111          156,151
Goodwill and other intangibles, net.............................................             190,646          190,443
Deferred taxes, long-term ......................................................              22,306           22,191
Other long-term assets ........................................................               28,245           12,564
                                                                                          ----------       ----------
     Total assets .............................................................           $  688,943       $  662,375
                                                                                          ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks ......................................................          $      100       $      402
   Current portion of long-term debt ...........................................               1,544            4,076
   Accounts payable ............................................................              54,917           63,578
   Accrued liabilities .........................................................              60,050           45,919
   Accrued payroll and related compensation ....................................              28,504           32,323
   Other current liabilities ...................................................               2,480            2,918
                                                                                          ----------       ----------
     Total current liabilities .................................................             147,595          149,216
Long-term debt, less current portion ...........................................               5,623           10,180
Bank debt ......................................................................                   -          150,000
Senior notes ...................................................................             275,934           94,730
Other long-term liabilities ....................................................              11,121           22,874
                                                                                          ----------       ----------
     Total liabilities .........................................................             440,273          427,000
                                                                                          ----------       ----------

Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 par value; 5,000 shares authorized;
      no shares issued .........................................................                  --               --
Common stock, $0.01 par value; 50,000 shares authorized;
     24,938 shares issued as of December 31, 2001 and March 31,  2001, and 24,216 and 23,709 shares outstanding as of December 31, 2001
     and March 31, 2001, respectively ..........................................                 249              249
Additional paid-in capital .....................................................             283,654          281,434
Retained earnings ..............................................................              14,738            4,791
Cumulative other comprehensive loss ............................................             (45,285)         (43,069)
Common stock in treasury, at cost - 722 shares and 1,229
      shares outstanding at December 31, 2001 and March 31,
      2001, respectively .......................................................              (4,686)          (8,030)
                                                                                          ----------       ----------
     Total shareholders' equity ................................................             248,670          235,375
                                                                                          ----------       ----------
     Total liabilities and shareholders' equity ................................          $  688,943       $  662,375
                                                                                          ==========       ==========



   The accompanying notes are an integral part of these consolidated financial statements

                            SOLA INTERNATIONAL INC.
            Unaudited Consolidated Statements of Operations
                      (in thousands, except per share data)

                                                                       Three Months Ended         Nine Months Ended
                                                                          December 31,                December 31,
                                                                       2001         2000           2001          2000
                                                                       ----         ----           ----          ----
Net sales ......................................................   $ 126,330     $ 127,263      $ 391,730     $ 404,100
Cost of sales ..................................................      74,652        98,525        234,155       261,474
                                                                   ---------     ---------      ---------     ---------
   Gross profit ................................................      51,678        28,738        157,575       142,626
                                                                   ---------     ---------      ---------     ---------
Research and development expenses ..............................       3,442         3,373          9,836        11,273
Selling and marketing expenses .................................      24,207        26,851         76,257        78,633
General and administrative expenses ............................      11,325        13,040         36,702        38,492
Amortization ...................................................          11         1,585             33         4,753
Special charges ................................................          --        75,749             --        86,664
                                                                   ---------     ---------      ---------     ---------
    Operating expenses .........................................      38,985       120,598        122,828       219,815
                                                                   ---------     ---------      ---------     ---------
      Operating income/(loss) ..................................      12,693       (91,860)        34,747       (77,189)
Interest income ................................................         440           443          1,641         1,368
Interest expense ...............................................      (8,063)       (6,043)       (23,410)      (18,376)
Foreign currency gain/(loss) ...................................       4,762        (2,777)           635        (2,831)
                                                                   ---------     ---------      ---------     ---------
    Income/(loss) before benefit/(provision) for
       income taxes, minority interest and
       extraordinary item ......................................       9,832      (100,237)        13,613       (97,028)
Benefit/(provision) for income taxes ...........................      (2,751)       32,490         (3,810)       31,410
Minority interest ..............................................         191            62            144            49
                                                                   ---------     ---------      ---------     ---------
     Income/(loss) before extraordinary item ...................       7,272       (67,685)         9,947       (65,569)
Extraordinary item, net of tax .................................         --             --             --         1,471
                                                                   ---------     ---------      ---------     ---------
     Net income/(loss) .........................................   $   7,272     $ (67,685)     $   9,947     $ (64,098)
                                                                   =========     =========      =========     =========

Earnings/(loss) per share - basic:
    Earnings/(loss) per share before extraordinary item ........   $    0.30     $   (2.86)     $    0.42     $   (2.71)
    Extraordinary item .........................................          --            --             --          0.06
                                                                   ---------     ---------      ---------     ---------
     Earnings/(loss) per share - basic .........................   $    0.30     $   (2.86)     $    0.42     $   (2.65)
                                                                   =========     =========      =========     =========

Weighted average common shares outstanding .....................      24,160     $  23,693         23,935        24,166
                                                                   =========     =========      =========     =========

Earnings/(loss) per share - diluted:
     Earnings/(loss) per share before extraordinary item .......   $    0.29     $   (2.86)     $    0.41     $   (2.71)
     Extraordinary item ........................................          --            --             --          0.06
                                                                   ---------    ----------      ---------     ---------
     Earnings/(loss) per share - diluted .......................   $    0.29     $   (2.86)     $    0.41     $   (2.65)
                                                                   =========    ==========      =========     =========

Weighted average common shares and dilutive securities
outstanding ....................................................      24,788        23,693         24,464        24,166
                                                                   =========     =========      =========     =========

  The accompanying notes are an integral part of these consolidated financial statements

                             SOLA INTERNATIONAL INC.
                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                  Nine Months Ended     Nine Months Ended
                                                                     December 31,          December 31,
                                                                         2001                 2000
                                                                         ----                 ----
Cash flows from operating activities:
Net income/(loss) .............................................       $  9,947             $ (64,098)
Adjustments to reconcile net income/(loss) to net
   cash provided by operating activities:
Minority interest in earnings .................................           (144)                  (49)
Depreciation ..................................................         14,305                14,964
Amortization ..................................................             33                 4,774
Provision for excess and obsolete inventory ...................          1,586                 8,527
Provision for doubtful accounts ...............................          1,864                 1,040
Tax benefit from exercise of stock options ....................            817                     4
Non-cash portion of special charges ...........................             --                72,643
Deferred  taxes ...............................................            463               (36,644)
Translation effect of revaluation of senior notes .............           (833)                   --
 Loss on disposal/sale of property, plant and
   equipment ..................................................             32                   966
Changes in assets and liabilities:
   Trade accounts receivable ..................................         13,912                (1,271)
   Inventories ................................................         (4,706)                4,131
   Other assets ...............................................        (17,622)                  (19)
   Accounts payable--trade ....................................        (12,635)               (3,595)
   Accrued and other current liabilities ......................          6,002                 5,009
   Other long-term liabilities ................................         (1,047)                3,223
                                                                      --------             ---------
     Net cash provided by operating activities ................         11,974                 9,605
                                                                      --------             ---------

Cash flows from investing activities:
Purchases of businesses .......................................             --                (2,480)
Disposal of/(investment in) trade investments and
   joint ventures .............................................          1,245                (1,337)
Capital expenditures ..........................................        (11,706)              (15,654)
Mold expenditures .............................................         (4,316)               (4,833)
Other investing activities ....................................             99                    14
                                                                      --------
     Net cash used in investing activities ....................        (14,678)              (24,290)
                                                                      --------             ---------

Cash flows from financing activities:
Proceeds from the exercise of stock options ...................          4,358                    34
Net receipts/(payments) under notes payable to banks ..........          1,709                (8,813)
Borrowings on long-term debt ..................................          1,621                 2,524
Payments on long-term debt ....................................         (9,566)               (3,217)
Proceeds from bank debt .......................................         17,500                36,400
Repayment of bank debt ........................................       (167,500)                   --
Issuance of senior notes ......................................        182,009                    --
Purchase of treasury stock ....................................             --                (8,166)
Repurchase of senior subordinated notes .......................             --                (4,984)
                                                                      --------             ---------
     Net cash provided by financing activities ................         30,131                13,778
                                                                      --------             ---------
Effect of exchange rate changes on cash and cash
   equivalents ................................................           (238)                 (548)
                                                                      --------             ---------
Net increase/(decrease) in cash and cash equivalents ..........         27,189                (1,455)
Cash and cash equivalents at beginning of period ..............         26,149                18,852
                                                                      --------             ---------
Cash and cash equivalents at end of period ....................       $ 53,338             $  17,397
                                                                      ========             =========


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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year. Certain prior year items have been reclassified to conform to the current period's presentation. These reclassifications had no impact on previously reported net loss.

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

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138 as of April 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. Since July 27, 2001, the Company has transacted four foreign exchange contracts to hedge its interest expense exposure associated with the semi-annual coupon payments due September 15, 2001, March 15, 2002, September 15, 2002 and March 15, 2003 on its (euro)205 million 11% Notes. In addition, the Company has entered into other foreign exchange contracts to hedge portions of its accounts payable exposure. As of December 31, 2001, the Company had the March 15, 2002 and September 15, 2002 foreign exchange contracts outstanding as described above. The Company recognizes the gain or loss on its foreign exchange contracts in the period incurred. The transition adjustments upon adoption of SFAS No. 133 were not material. We do not hold derivative financial instruments for speculative or trading purposes.

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




2.   Inventories

                                    December 31,          March 31,
                                        2001                2001
                                   (in thousands)      (in thousands)
                                   --------------      --------------
     Raw Materials                 $       14,183      $       16,084
     Work In Progress                       3,323               3,744
     Finished Goods                        75,924              71,474
                                   --------------      --------------
                                   $       93,430      $       91,302
                                   ==============      ==============



3.   Goodwill and Intangibles

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company has elected to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. As of September 30, 2001, the Company had completed both steps and had determined that there was no impairment of goodwill at this time.

   The following table reconciles the Company's net income for the three and nine months ended December 31, 2001 and 2000 adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported: (in thousands, except per share data)

                                                                  Three Months Ended         Nine Months Ended
                                                                    December 31,                December 31,
                                                                    -------------               ------------
                                                                 2001        2000            2001         2000
                                                                 ----        ----            ----         ----
Reported income/(loss) before extraordinary item                $7,272     $(67,685)        $9,947      $(65,569)
Add back: Goodwill amortization, net of tax effect                  --        1,046             --         3,137
                                                                ------     --------         ------      --------
Adjusted income/(loss) before extraordinary item                $7,272     $(66,639)        $9,947      $(62,432)
                                                                ======     ========         ======      ========

Reported net income/(loss)                                      $7,272     $(67,685)        $9,947      $(64,098)
Add back: Goodwill amortization, net of tax effect                  --        1,046             --         3,137
                                                                ------     --------         ------      --------
Adjusted net income/(loss)                                      $7,272     $(66,639)        $9,947      $(60,961)
                                                                ======     =========        ======      ========

Earnings/(loss) per share - basic
  Reported income/(loss) before extraordinary item               $0.30     $  (2.86)        $ 0.42      $  (2.71)
  Goodwill amortization                                             --         0.05             --          0.13
                                                                ------     --------         ------      --------
  Adjusted income/(loss) before extraordinary item               $0.30     $ ( 2.81)        $ 0.42      $  (2.58)
                                                                 =====     =========        ======      ========

Earnings/(loss) per share - basic
  Reported net income/(loss)                                    $ 0.30     $  (2.86)        $ 0.42      $ ( 2.65)
  Goodwill amortization                                             --         0.05             --          0.13
                                                                ------     --------         ------      --------
  Adjusted net income/(loss)                                    $ 0.30     $ ( 2.81)        $ 0.42      $  (2.52)
                                                                ======     =========        ======      ========

Earnings/(loss) per share - diluted
  Reported income/(loss) before extraordinary item              $ 0.29     $  (2.86)        $ 0.41      $  (2.71)
  Goodwill amortization                                             --         0.05             --          0.13
                                                                ------     --------         ------      --------
  Adjusted income/(loss) before extraordinary item               $0.29     $ ( 2.81)        $ 0.41      $  (2.58)
                                                                 =====     =========        ======      ========

Earnings/(loss) per share diluted
  Reported net income/(loss)                                    $ 0.29     $  (2.86)        $ 0.41      $ ( 2.65)
  Goodwill amortization                                             --         0.05             --          0.13
                                                                ------     --------         ------      --------
  Adjusted net income/(loss)                                    $ 0.29     $ ( 2.81)        $ 0.41      $  (2.52)
                                                                ======     ========         ======      ========

Following are patent costs classified as intangible assets that continue to be subject to amortization: (in thousands)

                                               As of                     As of
                                         December 31, 2001          March 31, 2001
                                         -----------------          --------------
Gross carrying amount                           $  476                    $ 476
Accumulated amortization                           (90)                     (57)
                                                ------                    -----
Net carrying amount                             $  386                    $ 419
                                                ======                    =====

                                    Three Months Ended           Nine Months Ended
                                       December 31,               December 31,
                                       -------------              ------------
                                   2001             2000      2001             2000
                                   ----             ----      ----             ----
Aggregate amortization expense     $ 11             $  7      $ 33             $ 21

Estimated annual amortization expense for fiscal years ending:
    March 31, 2002                                     $     43
    March 31, 2003                                           43
    March 31, 2004                                           43
    March 31, 2005                                           43
    March 31, 2006                                           43

For the nine months ended December 31, 2001, goodwill increased $0.2 million due to an adjustment for goodwill relating to an acquisition which closed during the year.

4.   Senior Notes

Following is the detail of Senior Notes:

                                    December 31, 2001       March 31, 2001
                                      (in thousands)        (in thousands)
                                      --------------        --------------
6 7/8% Senior Notes                        $  94,760               $94,730
11% Senior Notes                             181,174                    --
                                           ---------            ----------
   Total Senior Notes                      $ 275,934               $94,730
                                           =========            ==========

     On April 17, 2001, the Company completed the sale of (euro)205 million ($182.0 million at date of sale) of 11% Senior Notes due March 15, 2008 through a private placement to qualified institutional buyers pursuant to Rule 144A and to persons outside of the United States in compliance with Regulation S. The notes are senior unsecured obligations and rank equally with all existing and future unsecured debt. Interest on the notes is payable semi-annually on each September 15 and March 15.

     The Company may redeem these Senior Notes in whole or in part, at any time, on or after March 15, 2005, at a redemption price equal to 100% of their principal amount plus a premium declining ratably to par plus accrued and unpaid interest and liquidation damages, if any. Prior to March 15, 2004, the Company may redeem up to 35% of the original aggregate principal amount of these Notes with the proceeds of qualified equity offerings at a redemption price of 111% of their principal amount plus accrued and unpaid interest and liquidation damages, if any. The indenture governing the notes contains certain covenants that, among other things, limit the Company's ability to incur additional indebtedness or liens, make investments, sell assets, pay dividends or make other distributions.

     The net proceeds from the sale of these Senior Notes were used to repay fully the Company's outstanding bank borrowings and for general corporate purposes.

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

     The proceeds from the Credit Agreement will be used for working capital and general corporate purposes. At December 31, 2001, there was no debt outstanding under this agreement and the borrowing base amounted to $42.9 million.

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

                  Balance March 31, 2001                         $(43,069)
                  Change in foreign currency translation
                      adjustment                                   (2,216)
                                                                 --------
                  Balance December 31, 2001                      $(45,285)
                                                                 ========

8.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings/(loss) per share for the three and nine months ended December 31, 2001 and 2000 (in thousands except per share data):

                                                Three Months    Three Months     Nine Months     Nine Months
                                                   Ended           Ended            Ended           Ended
                                                December 31,    December 31,     December 31,    December 31,
                                                    2001           2000              2001           2000
                                                    ----           ----              ----           ----
Numerator:
Income/(loss) before extraordinary item ......   $  7,272        $(67,685)        $    9,947      $  (65,569)
Extraordinary item, net of tax ...............         --              --                 --           1,471
                                                 --------        --------         ----------      ----------
   Net income/(loss) .........................   $  7,272        $(67,685)        $    9,947      $  (64,098)
                                                 ========        ========         ==========      ==========

Denominator:
   Denominator for basic earnings/(loss) per
      share -
   Weighted average common shares
      outstanding ............................     24,160          23,693             23,935          24,166

   Effect of dilutive securities:
     Employee stock options ..................        628             529
                                                 --------        --------         ----------      ----------
   Denominator for diluted earnings/(loss) per
      share -
   Weighted average common shares and
       dilutive securities outstanding .......     24,788          23,693             24,464          24,166
                                                 ========        ========         ==========      ==========

Basic earnings/(loss) per share:
Earnings/(loss) per share before extraordinary
     item ....................................   $   0.30        $  (2.86)        $     0.42      $    (2.71)
Extraordinary item, net of tax ...............         --              --                 --            0.06
                                                 --------        --------         ----------      ----------
   Earnings/(loss) per share .................   $   0.30        $  (2.86)        $     0.42      $    (2.65)
                                                 ========        ========         ----------      ==========

Diluted earnings/(loss) per share:
Earnings/(loss) per share before extraordinary
     item ....................................   $   0.29        $  (2.86)        $     0.41      $    (2.71)
Extraordinary item, net of tax ...............         --              --                 --            0.06
                                                 --------        --------         ----------      ----------
   Earnings/(loss) per share .................   $   0.29        $  (2.86)        $     0.41      $    (2.65)
                                                 ========        ========         ==========      ==========

     Weighted average shares issuable upon the exercise of stock options of 1.0 million and 3.2 million at a range of $15.38 to $41.44 per share and $4.63 to $41.44 per share, respectively, were not included in the computation of the diluted earnings per share for the three and nine months ended December 31, 2001, respectively, because the options' exercise price was greater than the average market price of the common shares. For the three and nine months ended December 31, 2000, 3.2 million and 2.9 million common stock options with exercise prices at a range of $4.63 to $41.44 per share, respectively, were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for the period.

9. Special Charges and Transition Costs

   Commencing in the third quarter of fiscal 1999, the Company implemented strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. As a result of these strategic initiatives, during the three and nine months ended December 31, 2000, the Company recorded pretax special charges of $75.7 million and $86.7 million, respectively, comprised of the following:

                                                                       Three Months             Nine Months
                                                                           Ended                  Ended
(in thousands)                                                       December 31, 2000       December 31, 2000
                                                                     -----------------       -----------------
Charges associated with work-force reductions                           $ 5,999                    $13,248
Inventory write-off associated with product
  standardization                                                        23,556                     23,556
Charges associated with facility closures and product
  transfers                                                              21,479                     25,145
Goodwill write-off                                                       17,025                     17,025
Asset write-offs associated with discontinued product
  line                                                                    7,690                      7,690
                                                                        -------                    -------
   Total                                                                $75,749                    $86,664
                                                                        =======                    =======

   In the fourth quarter of fiscal 2000, the Company incurred $6.0 million associated with workforce reductions mainly in North America (233 employees). During the three months ended December 31, 2000 the Company paid $1.3 million related to workforce reductions implemented in the fourth quarter of fiscal 2000 and first nine months of fiscal 2001. The special charge includes $23.6 million related to the write-off of inventories and molds which were discontinued as a result of the Company's efforts to globally standardize product specifications. The Company also continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities. As a result, charges of $21.5 million related to redundant equipment write-off and facility closure costs and $17.0 million related to the write-off of goodwill associated with a prior acquisition of a lens manufacturing business were incurred. Additionally, in the third quarter of fiscal 2001, the Company discontinued the development and manufacture of polycarbonate Matrix products. As a result, the Company incurred $7.7 million in asset write-offs including equipment ($7.1 million) and related commitments ($0.6 million).

   During the nine months ended December 31, 2000, the Company recorded pretax special charges of $86.7 million. The Company incurred $13.2 million associated with workforce reductions in North America, Europe and Australia (543 employees). The special charge includes $23.6 million related to the write-off of molds which were discontinued as a result of the Company's efforts to globally standardize product specifications. Also, the Company continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities that commenced in the fourth quarter of fiscal 2000. As a result, charges of $25.1 million related to redundant equipment write-off and facility closure costs and $17.0 million related to the write-off of goodwill associated with a prior acquisition of a lens manufacturing business were incurred. Additionally, as a result of the discontinuation of the development of the polycarbonate Matrix product line, the Company incurred $7.7 million in asset write-offs including equipment ($7.1 million) and related commitments ($0.6 million).

   In addition to the special charges of $75.7 million recorded in the three month period ended December 31, 2000, the Company wrote-down approximately $21.8 million in inventory due to product discontinuance resulting from the Company's efforts to globally standardize product specifications. These write-downs have been accounted for in cost of sales.

     Additionally, during the third quarter of fiscal 2002 and 2001, the Company incurred transition costs associated with executing its restructuring plan. Such costs amounted to $4.6 million and $8.8 million, respectively, and were primarily related to interim workforce and out-of-pocket expenditures which are expected to be eliminated as the restructuring plan is fully executed. Of these costs, $2.7 million and $4.7 million are reflected in cost of sales, $0.2 million and $0.5 million are reflected in research and development expenses, $0.9 million and $1.0 million are reflected in selling and marketing expenses and $0.9 million and $2.6 million are reflected in general and administrative expenses, for fiscal 2002 and 2001, respectively.

     For the nine months ended December 31, 2001 and 2000, the Company incurred transition costs of $18.7 million and $8.8 million. Of these costs, $11.2 million and $4.7 million are reflected in cost of sales, $0.6 million and $0.5 million are reflected in research and development expenses, $2.7 million and $1.0 million are reflected in selling and marketing expenses and $4.2 million and $2.6 million are reflected in general and administrative expenses, for fiscal 2002 and 2001, respectively.

     No special charges were recorded during the nine months ended December 31, 2001. The following table reconciles the remaining liabilities associated with the strategic initiatives from April 1, 2001 to December 31, 2001: (in thousands)

                                Workforce        Facility
                                Reductions       Closures        Total
                                ----------       --------        -----
      Strategic initiative
        liability as of
        April 1, 2001              $13,682          $2,439     $16,121

       Nine months
        Fiscal 2002
        Cash utilized               (6,692)           (440)     (7,132)
                                   -------          ------     -------
      Strategic initiative
        liability as of
        December 31, 2001          $ 6,990          $1,999     $ 8,989
                                   =======          ======     =======


     The liability associated with the strategic initiatives as of December 31, 2001 is included in accrued liabilities. The Company anticipates that substantially all of the accrued liability will be paid in fiscal 2002 and will be funded through future asset sales and cash provided by operations. We are in the process of selling land and buildings made redundant by the strategic initiatives, which is anticipated to generate pre-tax proceeds of approximately $10 million. Management does not anticipate any additional special charges related to these strategic initiatives.

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

Overview

     We are a leading global designer, manufacturer and distributor of a broad range of plastic and glass eyeglass lenses and hold a leading manufacturing and technology position in the growing plastic lens segment of the global spectacle lens market. We have sales offices in 30 countries worldwide and operate in most major regions of the world. We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in each major region where we operate, including North America, Europe and Rest of World (consisting primarily of Australia, Asia and South America). We focus our efforts on value-added products, including products with advanced design characteristics, lens coatings and treatments and thin and light weight materials (e.g., polycarbonate). For the quarter ended December 31, 2001, 73.4% of our net sales were represented by value-added products.

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

     Our business is organized into three primary markets: North America, Europe and Rest of World. For the nine months ended December 31, 2001, we generated approximately 45% of our net sales from North America, 35% from Europe and 20% from Rest of World.

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

     The charges recorded for these initiatives from fiscal 1999 through the end of fiscal 2001, net of gains on asset sales, totaled approximately $167.7 million, including $39.5 million of associated inventory write-offs classified in cost of sales, with a corresponding cash impact of approximately $47.0 million. In addition to special charges, we incurred transition costs associated with executing our strategic initiatives. These costs totaled $17.5 million in fiscal 2001 and $18.6 million for the nine months ended December 31, 2001 and largely related to: (1) expenditures to execute the strategic actions (e.g., certain employee and facility costs) and (2) expenses incurred that will be eliminated upon completion of the strategic actions (e.g., manufacturing variances associated with the implementation of the strategic initiatives).

     During the quarter we consolidated our corporate offices in San Diego, California and North American commercial offices in Petaluma, California, launched a new generation of Transitions photochromic products to our North American customers, continued our investments in expanding polycarbonate manufacturing capacity and cancelled our exclusive marketing agreement with Safilo USA for Contour Optics. As a consequence of these activities, we reduced previously recognized spending commitments, resulting in a favorable income statement impact of approximately $5.6 million, or $0.16 earnings per share, in the quarter.

Results of Operations

Three months ended December 31, 2001 compared to three months ended December 31, 2000

Net Sales

     Our net sales were $126.3 million in the three months ended December 31, 2001 compared to net sales of $127.3 million in the same period for the prior year, a decrease of $1.0 million or 0.8%. Using constant exchange rates and on a comparable basis, net sales decreased 0.3%. The decrease in net sales was primarily due to the Rest of World and North America regions. Net sales in the Rest of World region decreased due to our efforts to concentrate on higher margin value-added sales. The decrease in the North America region was due primarily to decreased sales to laboratory customers that are owned by and aligned with two principal competitors and generally soft selling conditions following the events of September 11, 2001. Net sales performance by region was as follows:

 .  North America decreased by $0.8 million or 1.4%;
 . Europe increased by $2.6 million or 6.1%; and . Rest of World decreased by $2.8 million or 9.5%.

   Using constant exchange rates and on a comparable basis the regional performances were as follows:

 .  North America decreased by 1.4%;
 .  Europe increased by 3.4%; and
 .  Rest of World decreased by 3.8%.

Gross Profit and Gross Margin

   Our gross profit totaled $51.7 million for the three months ended December 31, 2001 compared to $28.7 million for the same period in the prior year, an increase of $23.0 million or 80.1%. In calculating gross profit we wrote-off $21.8 million of inventory in the quarter ended December 31, 2000 and recorded $2.7 million and $4.7 million of transition costs in the quarter ended December 31, 2001 and 2000, respectively, associated with our strategic initiatives. If these inventory write-offs and transition costs were excluded, gross profit would have been $54.4 million and $55.2 million for the three months ended December 31, 2001 and 2000, respectively, a decrease of $0.8 million or 1.4%. Gross profit as a percentage of net sales, or gross margin, after adjusting for the inventory write-offs and transition costs, decreased to 43.1% for the three months ended December 31, 2001 from 43.3% in the same period in the prior year. Gross profit for the three months ended December 31, 2001 includes a favorable adjustment of $2.5 million related to better than expected inventory realization associated with the launch of a new generation of photochromic product.

Operating Expenses

   Our operating expenses in the three months ended December 31, 2001 totaled $39.0 million compared to operating expenses of $120.6 million for the same period in the prior year. Included in operating expenses for the three months ended December 31, 2000 are special charges of $75.7 million. We also recorded $1.9 million and $4.1 million of transition costs related to our strategic initiatives in the three months ended December 31, 2001 and 2000, respectively. If these special charges and transition costs were excluded from operating expenses, operating expenses would have been $37.1 million for the three months ended December 31, 2001 and $40.8 million for the same period in the prior year, a decrease of $3.7 million or 9.1%. Operating expenses, excluding the special charges and transition costs, for the three months ended December 31, 2001 and 2000 as a percentage of net sales were 29.3% and 32.1%, respectively. Research and development expenses of $3.4 million for the three months ended December 31, 2001 and 2000 represented 2.7% of net sales in both periods. Selling and marketing expenses for the three months ended December 31, 2001 and 2000 were $24.2 million and $26.9 million, respectively, representing 19.6% and 21.1% of net sales, respectively. The decrease in selling and marketing expenses as a percent of net sales was primarily a result of our decision to cancel our exclusive marketing agreement with Safilo USA for Contour Optics, which resulted in a favorable adjustment to marketing expenses of $1.3 million. Our general and administrative expenses were $11.3 million in the three months ended December 31, 2001 and $13.0 million for the same period in the prior year, a decrease of $1.7 million or 13.1%. As a percentage of net sales, general and administrative expenses decreased to 8.9% for the three months ended December 31, 2001 compared to 10.2% for the three months ended December 31, 2000. This decrease in general and administrative expenses is due mainly to the lower than anticipated cost of consolidating our corporate functions as well as the consolidation of our North American commercial administrative activities into one primary location. Included in operating expenses for the three months ended December 31, 2000 was goodwill amortization of $1.6 million. Due to our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, we are no longer required to amortize goodwill as a charge to earnings; however, we are required on an annual basis to review goodwill for potential impairment. If an impairment is found to exist, a charge will be taken against earnings.

     Primarily as a result of our strategic initiatives, which commenced in the fourth quarter of fiscal 2000, we incurred $75.7 million of pretax special charges during the three months ended December 31, 2000. We incurred $6.0 million associated with workforce reductions mainly in North America (233 employees). During the three months ended December 31, 2000, we paid $1.3 million related to workforce reductions implemented in the fourth quarter of fiscal 2000 and first nine months of fiscal 2001. The special charge includes $23.6 million related to the write-off of inventories and molds which were discontinued as a result of our efforts to globally standardize product specifications. We also continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities. As a result, charges of $21.5 million related to redundant equipment write-off and facility closure costs and $17.0 million related to the write-off of goodwill associated with a prior acquisition of a lens manufacturing business were incurred. Additionally, in the third quarter of fiscal 2001, we discontinued the development and manufacture of polycarbonate Matrix products. As a result, we incurred $7.7 million in asset write-offs including equipment ($7.1 million) and related commitments ($0.6 million).

     We did not record any special charges during the nine months ended December 31, 2001. The following table reconciles the remaining liabilities associated with the strategic initiatives from April 1, 2001 to December 31, 2001: (in thousands)

                                 Workforce       Facility
                                Reductions       Closures       Total
                                ----------       --------       -----
    Strategic initiative
      liability as of
      April 1, 2001                $13,682         $2,439     $16,121
      Fiscal 2002
      YTD Cash utilized             (6,692)          (440)     (7,132)
                                   -------         ------     -------
    Strategic initiative
      liability as of
      December 31, 2001            $ 6,990         $1,999     $ 8,989
                                   =======         ======     =======


     The liability associated with the strategic initiatives as of December 31, 2001 is included in accrued liabilities. We anticipate that substantially all of the accrued liability will be paid in fiscal 2002 and will be funded through future asset sales and cash provided by operations. We are in the process of selling land and buildings made redundant by the strategic initiatives, which is anticipated to generate pre-tax proceeds of approximately $10 million. We do not anticipate any additional special charges related to these strategic initiatives.

Operating Income

     Our operating income for the three months ended December 31, 2001 totaled $12.7 million, an increase of $104.6 million from an operating loss of $91.9 million for the three months ended December 31, 2000. Excluding the transition costs of $4.6 million in the three months ended December 31, 2001 and special charges of $75.7 million, inventory write-offs of $21.8 million, transition costs of $8.8 million and goodwill amortization of $1.6 million in the three months ended December 31, 2000, operating income would have been $17.3 million and $16.0 million in the three months ended December 31, 2001 and 2000, respectively, an increase of $1.3 million, or 8.1%.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense totaled $7.6 million for the three months ended December 31, 2001 compared to $5.6 million for the three months ended December 31, 2000, an increase of $2.0 million. The increase in interest expense is due primarily to increased average borrowing rates and increased borrowing levels. For the three months ended December 31, 2001, we recorded a net foreign exchange gain of $4.8 million compared to a net foreign exchange loss of $2.8 million for the same period in the prior year. Exchange gains on external and intercompany notes of $5.2 million were recorded in the third quarter of fiscal 2002 due primarily to the strengthening of the US Dollar to the Euro and weakening of the US Dollar to the Brazilian Real and the impact this had on our Euro denominated Senior Notes and US Dollar denominated notes with our Brazilian subsidiary. For the three months ended December 31, 2000, we recorded a $3.1 million charge resulting from the devaluation of the Brazilian Real.

Provision for Income Taxes

     Our combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 2002 year of 28.0%. For the three months ended December 31, 2000, we recorded an effective income tax rate of 32.4%, and for the full fiscal 2001 year we reported an effective tax rate of 32.0%. If the special charges reported in fiscal 2001 are excluded from income before provision for income taxes, and the tax benefit associated with the special charges is excluded from the provision for income taxes, the resulting effective combined state, federal and foreign tax rate for fiscal 2001 would have been 33.3%. We have deferred tax assets on our balance sheet as of December 31, 2001 amounting to $46.7 million. The ultimate utilization of these deferred tax assets is dependent on our ability to generate taxable income in the future.

Net Income/(Loss)

     Our net income for the three months ended December 31, 2001 totaled $7.3 million compared to a net loss of $67.7 million for the same period in the prior year. In the third quarter of fiscal 2002, excluding transition costs of $4.6 million and net exchange gains on external and intercompany notes of $5.2 million, net of the related tax effect, net income would have been $6.9 million or $0.28 per share. In the third quarter of fiscal 2001, excluding inventory write-offs of $21.8 million, special charges of $75.7 million, transition costs of $8.8 million and goodwill amortization of $1.6 million, net of the related tax effect, our net income would have been $8.0 million or $0.34 per share.

Results of Operations

Nine months ended December 31, 2001 compared to nine months ended December 31, 2000

Net Sales

     Our net sales were $391.7 million in the nine months ended December 31, 2001 compared to net sales of $404.1 million in the same period for the prior year, a decrease of $12.4 million or 3.1%. Using constant exchange rates and on a comparable basis, net sales decreased 0.6%. The decrease in net sales was primarily due to the Rest of World and North America regions. Net sales in the Rest of World region decreased due to our efforts to concentrate on higher margin value-added sales. The decrease in the North America region was due primarily to decreased sales to laboratory customers that are owned by and aligned with two principal competitors. Net sales performance by region was as follows:

 . North America decreased by $6.3 million or 3.5%;
 . Europe increased by $3.5 million or 2.6%; and . Rest of World decreased by $9.6 million or 10.7%.

     Using constant exchange rates and on a comparable basis the regional performances were as follows:

 . North America decreased by 3.5%;
 . Europe increased by 4.7%; and
 . Rest of World decreased by 4.4%.

Gross Profit and Gross Margin

     Our gross profit totaled $157.6 million for the nine months ended December 31, 2001 compared to $142.6 million for the same period in the prior year, an increase of $15.0 million or 10.5%. In calculating gross profit we wrote-off $24.8 million of inventory in the nine months ended December 31, 2000 and recorded $11.2 million and $4.7 million of transition costs for the nine months ended December 31, 2001 and 2000, respectively, associated with our strategic initiatives. If these inventory write-offs and transition costs were excluded, gross profit would have been $168.7 million and $172.2 million for the nine months ended December 31, 2001 and 2000, respectively, a decrease of $3.5 million or 2.0%. Gross profit as a percentage of net sales, or gross margin, after adjusting for the inventory write-offs and transition costs, increased to 43.1% for the nine months ended December 31, 2001 from 42.6% in the same period in the prior year. The increase in gross margin was primarily due to product mix as a result of higher sales of value-added products and net savings realized from our strategic initiatives.

Operating Expenses

     Our operating expenses in the nine months ended December 31, 2001 totaled $122.8 million compared to operating expenses of $219.8 million for the same period in the prior year. Included in operating expenses for the nine months ended December 31, 2000 are special charges of $86.7 million. We also recorded $7.5 million and $4.1 million of transition costs related to our strategic initiatives in the nine months ended December 31, 2001 and 2000, respectively. If these special charges and transition costs were excluded from operating expenses, operating expenses would have been $115.3 million for the nine months ended December 31, 2001 and $129.0 million for the same period in the prior year, a decrease of $13.7 million or 10.6%. Operating expenses, excluding the special charges and transition costs, for the nine months ended December 31, 2001 and 2000 as a percentage of net sales were 29.4% and 31.9%, respectively. Research and development expenses of $9.8 million for the nine months ended December 31, 2001 represented 2.5% of net sales compared to research and development expenses of $11.3 million or 2.8% of net sales in the nine months ended December 31, 2000. The $1.5 million or 13.3% decrease in our research and development expenses was due mainly to headcount reductions associated with the strategic initiatives. Selling and marketing expenses for the nine months ended December 31, 2001 and 2000 were $76.3 million and $78.6 million, respectively, representing 19.5% and 19.5% of net sales, respectively. Our general and administrative expenses were $36.7 million in the nine months ended December 31, 2001 and $38.5 million for the same period in the prior year, a decrease of $1.8 million or 4.7%. As a percentage of net sales, general and administrative expenses decreased to 9.4% for the nine months ended December 31, 2001 compared to 9.5% for the nine months ended December 31, 2000. Included in operating expenses for the nine months ended December 31, 2000 was goodwill amortization of $4.8 million. Due to our adoption of SFAS No. 142, we are no longer required to amortize goodwill as a charge to earnings; however, we are required on an annual basis to review goodwill for potential impairment. If an impairment is found to exist, a charge will be taken against earnings.

     During the nine months ended December 31, 2000, we recorded pretax special charges of $86.7 million. We incurred $13.2 million associated with workforce reductions in North America, Europe and Australia (543 employees). The special charge includes $23.6 million related to the write-off of molds which were discontinued as a result of our efforts to globally standardize product specifications. Also, we continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities that commenced in the fourth quarter of fiscal 2000. As a result, charges of $25.1 million related to redundant equipment write-off and facility closure costs and $17.0 million related to the write-off of goodwill associated with a prior acquisition of a lens manufacturing business were incurred. Additionally, as a result of the discontinuation of the development of the polycarbonate Matrix product line, we incurred $7.7 million in asset write-offs including equipment ($7.1 million) and related commitments ($0.6 million).

     We did not record any special charges during the nine months ended December 31, 2001.

Operating Income

     Our operating income for the nine months ended December 31, 2001 totaled $34.7 million, an increase of $111.9 million from an operating loss of $77.2 million for the nine months ended December 31, 2000. Excluding the transition costs of $18.7 million in nine months ended December 31, 2001 and special charges of $86.7 million, inventory write-offs of $24.8 million, transition costs of $8.8 million and goodwill amortization of $4.8 million in the nine months ended December 31, 2000, operating income would have been $53.4 million and $47.9 million in the nine months ended December 31, 2001 and 2000, respectively, an increase of $5.5 million, or 11.5%.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense totaled $21.8 million for the nine months ended December 31, 2001 compared to $17.0 million for the nine months ended December 31, 2000, an increase of $4.8 million. The increase in interest expense is due primarily to increased average borrowing rates and increased borrowing levels. For the nine months ended December 31, 2001, we recorded a net foreign exchange gain of $0.6 million compared to a $2.8 million net foreign exchange loss for the same period in the prior year. Exchange gains on external and intercompany notes of $0.7 million were recorded for the nine months ended December 31, 2001 due primarily to the strengthening of the US Dollar to the Euro and the weakening of the US Dollar to the Brazilian Real and the impact this had on our Euro denominated Senior Notes and US Dollar denominated notes with our Brazilian subsidiary. For the nine months ended December 31, 2000, we recorded a $3.1 million charge resulting from the devaluation of the Brazilian Real.

Extraordinary Item

     During the nine months ended December 31, 2000, we purchased $5.0 million of our 6 7/8% Senior Notes due 2008. As a result, we recorded an extraordinary gain of $1.5 million, net of tax of $0.9 million, resulting from the difference between the carrying value of the notes and the purchase price. The purchase was funded by our credit facility and resulted in a decline in net borrowings.

Net Income

     Net income for the nine months ended December 31, 2001 totaled $9.9 million compared to a net loss of $64.1 million for the same period in the prior year. In the nine months ended December 31, 2001, excluding transition costs of $18.7 million and net exchange losses on external and intercompany notes of $0.7 million, net of the related tax effect, net income would have been $22.9 million or $0.94 per share. For the nine months ended December 31, 2000, excluding inventory write-offs of $24.8 million, special charges of $86.7 million, transition costs of $8.8 million, goodwill amortization of $4.8 million, currency devaluation charge of $3.1 million, net of the related tax effect, and extraordinary gain of $1.5 million, our net income would have been $21.7 million or $0.90 per share.

Liquidity and Capital Resources

     Our operating activities generated $12.0 million in cash in the nine months ended December 31, 2001 compared to $9.6 million for the nine months ended December 31, 2000, an increase of $2.4 million. The change from prior year is mainly due to a decrease in accounts receivable as a result of improved collections, partially offset by decreased trade accounts payable associated with lower raw material purchases and deferred financing costs associated with debt refinancings.

     Our inventories as a percentage of annualized net sales for the nine months ended December 31, 2001 and 2000 were 18.5% and 22.3%, respectively. This decrease was a result of the strategic initiatives implemented during fiscal 2001 to reduce inventory levels. Accounts receivable as a percentage of annualized net sales for the nine months ended December 31, 2001 decreased to 21.1% compared to 23.8% for the same period a year ago as a result of improved collections.

     During the nine months ended December 31, 2001, net cash expended on investing activities, amounted to $14.7 million. Included in this amount were $11.7 million of capital expenditures and $4.3 million related to investments in molds, offset in part, by the disposal of a $1.2 million trade investment. Net cash expended on investing activities in the nine months ended December 31, 2000 amounted to $24.3 million. Of this amount, $15.7 million represented capital expenditures, $4.8 million related to investments in molds, $2.5 million was for investment in acquisitions and $1.3 million related to other trade investments. The $2.5 million spent on acquisitions represents the purchase of the remaining 65% ownership interest in a wholesale laboratory group located in Australia and New Zealand. We anticipate capital expenditures of approximately $20 million (excluding molds) in fiscal year 2002, of which approximately $5 million annually is viewed as discretionary.

     During the nine months ended December 31, 2001, our net cash provided by financing activities amounted to $30.1 million primarily as a result of the net impact of our issuance of 11% Senior Notes, the proceeds of which were primarily used to repay our credit facility. Net cash provided by financing activities in the nine months ended December 31, 2000 amounted to $13.8 million, primarily from borrowings under our bank credit agreement. During the nine months ended December 31, 2000, we purchased $5.0 million of our 6 7/8% Senior Notes due 2008 and $8.2 million of treasury stock. The Note purchase was funded by our credit facility and resulted in a decline in net borrowings.

     On April 17, 2001, we completed the sale of (euro)205 million ($182.0 million at date of sale) of 11% Senior Notes due March 15, 2008 through a private placement to qualified institutional buyers pursuant to Rule 144A and to persons outside of the United States in compliance with Regulation S. The notes are senior unsecured obligations and will rank equally with all of our existing and future unsecured debt. Interest on the notes is payable semi-annually on each September 15 and March 15.

     We may redeem these Senior Notes in whole or in part, at any time, on or after March 15, 2005, at a redemption price equal to 100% of their principal amount plus a premium declining ratably to par plus accrued and unpaid interest and liquidation damages, if any. Prior to March 15, 2004, we may redeem up to 35% of the original aggregate principal amount of these Senior Notes with the proceeds of qualified equity offerings at a redemption price of 111% of their principal amount plus accrued and unpaid interest and liquidation damages, if any. The indenture governing the notes contains certain covenants that, among other things, limit our ability to incur additional indebtedness or liens, make investments, sell assets, pay dividends or make other distributions.

     In addition to our outstanding 6 7/8% Senior Notes and 11% Senior Notes, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of December 31, 2001, the total borrowing capacity available to our foreign subsidiaries under such local facilities was approximately $14.8 million, of which $0.4 million had been utilized.

     On July 26, 2001, we entered into a three-year $45 million secured revolving credit facility ("Credit Agreement") maturing on July 27, 2004. Borrowings under the Credit Agreement may be made as either US Dollar Alternate Base Rate ("ABR") loans or Eurodollar loans. ABR loans bear interest at a rate per annum equal to the greater of (a) the Prime Rate in effect on such day, or
(b) the Federal Funds Effective Rate in effect on such day plus 0.5%, plus an applicable percentage based on our adjusted leverage ratio. The Eurodollar loans bear interest at a rate per annum equal to the LIBOR Rate plus an applicable percentage based on our adjusted leverage ratio. At December 31, 2001, there was no debt outstanding under this agreement and the borrowing base amounted to $42.9 million.

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

Impact of Recently Issued Accounting Standards

    We adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, as of April 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. Since July 27, 2001, we have transacted four foreign exchange contracts to hedge our interest expense exposure associated with the semi-annual coupon payments due September 15, 2001, March 15, 2002, September 15, 2002 and March 15, 2003 on our (euro)205 million 11% Notes. In addition, we have entered into other foreign exchange contracts to hedge portions of our accounts payable exposure. As of December 31, 2001, we have the March 15, 2002 and September 15, 2002 foreign exchange contracts outstanding as described above. We recognize the gain or loss on our foreign exchange contracts in the period incurred. The transition adjustments upon adoption of SFAS No. 133 were not material. We do not hold derivative financial instruments for speculative or trading purposes.

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

     In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. In addition, SFAS No. 144 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 addresses the accounting for a segment of a business accounted for as a discontinued operation not previously addressed by SFAS No. 121. In addition, SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. We believe that the adoption of SFAS No. 144 will have no material impact on our financial reporting and related disclosures.

Currency Exchange Rates

     As a result of our worldwide operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. The principal effect of currency exchange rates on our results of operations and financial position is translation adjustments for subsidiaries where the local currency is the functional currency. Translation adjustments for functional local currencies have been recorded to shareholders' equity. For the nine months ended December 31, 2001 and 2000, such translation adjustments were approximately $(2.2) million and $(1.5) million, respectively.

    Because a portion of our debt is non-U.S. dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps. Since July 27, 2001, we have transacted four foreign exchange contracts to hedge our interest expense exposure associated with the semi-annual coupon payments due September 15, 2001, March 15, 2002, September 15, 2002 and March 15, 2003 on our
(euro)205 million 11% Notes. In addition, we have entered into other foreign exchange contracts to hedge portions of our accounts payable exposure. As of December 31, 2001, we had the March 15, 2002 and September 15, 2002 foreign exchange contracts outstanding as described above. We do not hold derivative financial instruments for speculative or trading purposes.

Seasonality

     Our business is somewhat seasonal, with fiscal third quarter results generally weaker than the other three quarters as a result of lower sales during the holiday season, and fiscal fourth quarter results generally the strongest.

Inflation

     Inflation continues to affect the cost of the goods and services that we use. The competitive environment in many markets limits our ability to recover higher costs through increased selling prices, and we are subject to price erosion in many of our standard product lines. We seek to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. For a description of the effects of inflation on our reported revenues and profits and the measures taken by us in response to inflationary conditions, see "Currency Exchange Rates" above.

European Union Conversion to the "Euro"

     We had instituted a "Euro" conversion team in preparation for the conversion of twelve member states of the European Monetary Union by January 1, 2002 to a common currency, the "Euro". The financial impact of the conversion to a Euro based currency was not material to our consolidated financial position, results of operations or cash flows.

Information Relating to Forward-Looking Statements

     This quarterly report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements", contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, including statements regarding among other items, (i) the impact of events resulting from the September 11, 2001 terrorist attacks, (ii) the impact of inflation and (iii) future income tax rates and capital expenditures. These forward-looking statements reflect our current views with respect to future events and financial performance. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of "Risks Relating to Sola and the Industry" included in our Form 10-K for the fiscal year ended March 31, 2001, and the factors described in "Business-Environmental Matters", also included in our Form 10-K for the fiscal year ended March 31, 2001.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

       Quantitative Disclosures

     We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business.

     Interest Rate Risk. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. During the first nine months of fiscal 2002, fixed rate debt consisted primarily of outstanding balances on Senior Notes.

     The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of December 31, 2001:

                Expected Maturity Date (as of December 31, 2001)
                ------------------------------------------------

                        Fiscal     Fiscal     Fiscal      Fiscal     Fiscal
                         2002       2003       2004        2005       2006      Thereafter      Total    Fair Value
                         ----       ----       ----        ----       ----      ----------      -----    ----------
                                                       (dollars in thousands)
Long-term debt:
  Fixed rate debt.....  $1,398     $2,526      $ 454      $ 466      $ 495      $276,428       $281,767   $290,878

Weighted average
  interest rate.......    5.66%      7.19%      5.58%      5.66%       7.01%      9.55%            9.47%

Long-term debt:
  Variable rate debt..  $   69     $  282      $ 295      $ 308      $  321     $   59         $  1,334   $  1,334

Weighted average
  interest rate.......    4.18%      4.18%      4.18%      4.19%       4.19%      4.19%            4.18%

     Currency Rate Risk. We are exposed to currency exchange rate fluctuations on our (euro)205 million 11% Notes, due 2008. At December 31, 2001, we had outstanding a forward exchange contract to hedge our interest expense exposure associated with the semi-annual coupon payments due March 15 and September 15, 2002 on our (euro)205 million 11% Notes. In January 2002, we entered into a foreign exchange contract to hedge the March 15, 2003 coupon payment. Our subsidiaries primarily operate in foreign markets and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies. Accordingly, there are no quantitative disclosures related to borrowings by our subsidiaries.

     The following table presents the future principal cash flows and weighted average interest rates expected on the (euro)205 million 11% Notes, due 2008 as well as the contract amount and weighted average settlement price of the outstanding forward exchange contract. Fair values have been determined based on quoted market prices as of December 31, 2001:

                                                             Expected Maturity Date (as of December 31, 2001)
                                                             -----------------------------------------------
                                         Fiscal     Fiscal     Fiscal      Fiscal     Fiscal
                                          2002       2003       2004        2005       2006      Thereafter      Total    Fair Value
                                          ----       ----       ----        ----       ----      ----------      -----    ----------
                                                                         (dollars in thousands)
Long-term debt:
  Fixed rate debt ...............             -           -          -          -           -       $181,174   $181,174   $197,480

Weighted average
  interest rate .................             -           -          -          -           -          11.00%     11.00%

Forward exchange
contract:
  Contract amount ...............        $9,854           -          -          -           -              -   $  9,854   $  9,935
  Contract amount ...............        $9,834           -          -          -           -              -   $  9,834   $  9,949
Weighted average ................
  settlement price ..............         .8731           -          -          -           -              -      .8731

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

           Not applicable.

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

           None.

           (b) Reports on Form 8-K

            No Reports on Form 8-K were filed during the fiscal quarter ended December 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Sola International Inc.
                                          (Registrant)

Dated: February 6, 2002                   By: /s/ Steven M. Neil
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