Form 10-K
period 2002-03-31
SOLA INTERNATIONAL INC
filed 2002-06-17
CIK 912088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-13606

Sola International Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3189941 (I.R.S. employer identification no.)

10590 West Ocean Air Drive, Suite 300, San Diego, CA (Address of principal executive offices)	92130 (Zip Code)

Registrant’s telephone number, including area code: (858) 509-9899

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class: Common Stock, Par Value $0.01	Name of Exchange on Which Registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      As of June 12, 2002, the aggregate market value of Common Stock held by non-affiliates was approximately $282,342,781. For purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

      As of June 12, 2002, 24,541,650 shares of the registrant’s common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding. The registrant’s stock is traded on the New York Stock Exchange under the symbol SOL.

      Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SOLA INTERNATIONAL INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended March 31, 2002

      Our trademarks, service marks and trade names include AO b’Active, AO Compact, Contour Optics, Finalite 1.6, Percepta, SOLAMax, Spectralite, Visuality and ViZio, among others. This report also contains trademarks, service marks, copyrights and trade name of other companies.

PART I

Item 1. Business

The Company

      We commenced operations in 1960 and were incorporated in Delaware in 1993. We are a leading global designer, manufacturer and distributor of a broad range of plastic and glass eyeglass lenses and hold a leading manufacturing and technology position in the growing plastic lens segment of the global spectacle lens market. We have sales offices in 28 countries worldwide and operate in most major regions of the world. We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in each major region where we operate — North America, Europe and Rest of World (consisting primarily of Australia, Asia and South America). We focus our efforts on value-added products, including products with advanced design characteristics, lens coatings and treatments and thin and light weight materials (e.g., polycarbonate). Approximately 74% of our annual net sales are represented by value-added products.

      We market our spectacle lens products globally under the brands SOLA and American Optical (AO) and distribute them globally through four primary channels: (1) direct to national retail chain, (2) direct to retail outlets, (3) wholesale distributors (e.g., independent processing laboratories), and (4) managed care organizations in the United States, a growing segment of the spectacle lens market.

      Our business is organized into three primary markets: North America, Europe and Rest of World. For the fiscal year ended March 31, 2002, we generated approximately 45% of our net sales from North America, 35% from Europe and 20% from Rest of World.

•	North America is currently our largest market. Our net sales in North America for the fiscal year ended March 31, 2002 were $236.8 million compared to $245.4 million in the prior year, a decrease of 3.5%. Using constant exchange rates, net sales decreased by 3.6%. The sales decline in the North American region was due primarily to decreased sales to laboratory customers that are owned by and aligned with two principal competitors.

•	Europe is currently our second largest market. Our net sales in Europe for the fiscal year ended March 31, 2002 were $185.8 million compared to $182.9 million in the prior year, an increase of 1.6%. Using constant exchange rates, net sales increased by 4.1%. Net sales in the European region increased due primarily to the organic growth of our prescription laboratory network.

•	Rest of World is currently our third largest market. Our net sales in Rest of World for the year ended March 31, 2002 were $106.9 million compared to $117.1 million in the prior period, a decrease of 8.7%. Using constant exchange rates, net sales increased by 2.0%. Net sales in the Rest of World region were negatively impacted by our efforts to concentrate on higher margin value-added sales.

      For more information concerning our geographic areas, see Note 20 of Notes to Consolidated Financial Statements and “Risk Factors — Risk Factors Relating to Sola and the Industry — We are subject to certain risks associated with our foreign operations”, “— We concentrate a large part of our manufacturing operations in Tijuana, Mexico” and “— We conduct all of our foreign operations through subsidiaries and the payment of dividends by these entities may be restricted.”

Strategic Initiatives

      Our organization has historically been managed on a decentralized basis with each operating unit having its own manufacturing facilities, distribution centers and inventory management systems. This decentralized approach resulted in excess manufacturing capacity, redundant facilities in high cost regions and excessive distribution centers. In the third quarter of fiscal 1999, we initiated a strategic operating review designed to streamline manufacturing and distribution, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. In April 2000, Jeremy Bishop was appointed President and Chief Executive Officer. Following his appointment, Mr. Bishop expanded the scope of our strategic review program and accelerated the implementation of our strategic initiatives begun in 1999.

      The charges recorded for these initiatives from fiscal 1999 through the end of fiscal 2002, net of gains on asset sales, totaled approximately $167.7 million, including $39.5 million of associated inventory write-offs classified in cost of sales. The non-cash charges related primarily to the write-off of equipment and other assets, as well as the impairment of goodwill. The cash charges related primarily to severance expenses and facility closures. Operating expenses for fiscal 2002 have declined $30.4 million from fiscal 1999 in addition to significant unit cost decreases, and we expect to generate additional savings in fiscal 2003 as a result of the actions taken in fiscal 2001 and 2002. In fiscal 2002 and 2001, we realized cash proceeds from sales of land and buildings made redundant by these initiatives of approximately $5.5 million and $7.8 million, respectively.

      In addition to special charges, we incurred transition costs associated with executing our strategic initiatives. These transition costs totaled $20.6 million and $17.5 million in fiscal 2002 and 2001, respectively, and were largely related to: (1) expenditures to execute the strategic actions (e.g., certain employee and facility costs) and (2) expenses incurred that will be eliminated upon completion of the strategic actions (e.g., manufacturing variances resulting from the inefficiencies encountered during the product migration and consolidation of manufacturing facilities).

Competitive Strengths

      We believe that our strong competitive position is attributable to a number of factors, including the following:

     Global Scope

      We currently sell our products to customers in over 50 countries worldwide and operate in most major regions of the world. Our geographically diverse customer base limits our dependence upon any particular customer or geographic region. With the completion of our strategic initiatives, our operations consist of four primary and six specialized manufacturing facilities, two primary research and development centers, 12 primary prescription laboratories and five primary distribution centers. In addition, we have sales offices in 28 countries worldwide. Our global scope, combined with our manufacturing and logistics capabilities, enables us to meet customer demand for delivery of a broad range of products efficiently, cost effectively and in a timely manner. Our primary brands, SOLA and AO, are recognized throughout the world. We believe global brand recognition is a significant advantage in the highly competitive spectacle lens market.

     Leading Market Position

      We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in most major regions of the world, including the leading market positions in Australia, Brazil, France, Italy, the United Kingdom, and the U.S.

     Significant Sales of Valued-Added Products

      We focus our efforts on value-added products, which currently represent approximately 74% of our net sales. Value-added products are products with advanced design characteristics, lens coatings and treatments and thin and light weight materials (e.g., polycarbonate). We believe our value-added products enable us to strengthen relationships with existing customers and develop relationships with new customers. Many of our value-added products are sold under global brand names developed under our two primary brands, SOLA and AO.

     Research and Development Expertise

      We believe that we are a technological leader in the plastic lens segment of the spectacle lens industry, with particular expertise in the development of new lens materials and designs. We have devoted significant resources to the research and development of new products and technology, with expenditures of $13.1 million in fiscal 2002, $14.9 million in fiscal 2001, and $20.0 million in fiscal 2000. The $1.8 million, or 12.1%, decrease in our research and development expenses in fiscal 2002 was due in part to headcount reductions associated with the strategic initiatives as well as the impact of the strong U.S. dollar against non-U.S. dollar expenses. Over the last ten years, we have successfully developed and marketed a number of innovative products. Most notable are our progressive lens designs (lenses that have a continuous gradient of corrective power), including Percepta, Visuality, AO Compact and VIP, and our proprietary thin and light weight materials, Spectralite and Finalite. These products incorporate complex design features that differentiate them from our competitors’ products. Sales of new products generally have experienced a higher growth rate and generated an above average gross profit per pair compared to other plastic lenses sold by us. Our technical expertise is demonstrated by our receipt of numerous Optical Laboratory Association awards for technical design excellence.

     Leading Position in the Growing Chain Retail and Managed Care Channels

      We believe that we hold the leading market position in terms of volume of plastic lenses sold in the North American chain retail and managed care distribution channels. We have established our strong position in these channels by providing differentiated new products, timeliness of delivery and a commitment to product quality, technical support and product education. We work with most major retail chains in North America, including Wal-Mart Stores, Inc., LensCrafters and U.S. Vision, Inc. Our commitment to quality and customer service is evidenced by Wal-Mart selecting us as category manager for its optical lens business and as the only lens maker to be awarded the title Supplier of the Year for 2000. In addition, our managed care customers include Kaiser Permanente and Vision Service Plan (VSP). Our managed care customers select us as their preferred spectacle lens supplier primarily because of our broad product portfolio and superior marketing support services.

     Strong Direct to Retail Business in Europe

      Although the U.S. market is the single largest spectacle market in the world, we benefit from our global diversity, and most specifically, from our strong operations in Europe. European operations have generated average annual sales growth of more than 9% over the past three fiscal years on a constant dollar basis. The significant growth of our direct to retail business is driven by highly experienced commercial teams across Europe that are supported by our vertically integrated network of prescription laboratories. We have five primary prescription laboratories in Europe, which allow us to directly meet the needs of the eyecare professionals in markets where an independent wholesale channel generally does not exist. Additionally, we believe that these laboratories will enable us to penetrate new markets as we introduce new products that require advanced technical processing capabilities. Main supplier status with many retail chains and independent practices alike is built on the cornerstone of a partnership approach and the successful introduction of highly differentiated products. Our European market share in terms of volume of plastic eyeglass lenses sold has consistently been strong over the past five years, and we believe that we maintain the leading market share positions in France, Ireland, Italy, Portugal and the United Kingdom.

     Experienced Management Team

      Our senior management team, led by President and Chief Executive Officer Jeremy C. Bishop, has over 100 years of combined vision care industry experience. Prior to his appointment as President and Chief Executive Officer in April 2000, Mr. Bishop served as President of American Optical Lens Company, a subsidiary of ours since its acquisition in 1996. Mr. Bishop joined American Optical in 1990 as Vice President of European Operations. Under Mr. Bishop’s leadership, we have reduced operating expenses by more than $30.4 million since fiscal 1999, completed a number of key strategic initiatives and improved our financial performance. Mr. Bishop and his senior management team have fostered a new culture geared towards continued cost reduction, cash flow generation, marketing and new product development.

     Increased Emphasis on Driving Demand Through Wholesale Market

      Through outright purchases of labs and restrictive distribution contracts, our competitors have made significant strides in controlling access to independent eye care professionals (ECPs). We have launched multiple initiatives to combat this trend and strengthen our position in this channel. In the past year, we have significantly increased hiring of sales representatives, and created a comprehensive training program for them to increase their optical and selling skills. The addition of these salespeople has increased our reach in the channel.

     Innovative, Need-Specific Products

      As the market becomes increasingly saturated with products, especially in the progressive addition lens category, it becomes necessary to do more to differentiate a new product. We have accomplished this with lens designs meeting specific needs of a significant number of lens wearers that are not ideally met by “general-purpose” lenses already established in the market. SOLAMax, the latest progressive lens in the SOLA line, is an excellent example of this. SOLAMax has the largest near vision area of any progressive lens. This, combined with its exceptionally high adaptation rate, makes it the ideal choice for new presbyopes, former bifocal wearers, and any presbyope who has a near vision emphasis. Presbyopia is a natural aging process that limits the eyes’ ability to focus on near objects and is the principal driver behind the need for multi-focal vision correction. SOLAMax has enjoyed strong sales and won the Optical Laboratory Association’s 2001 “Best in Lens Design” award.

Business Strategy

      Our strategy is to enhance our strong market position and to increase net sales and cash flow by capitalizing on our position as a leading manufacturer and distributor of plastic eyeglass lenses.

     Capitalize on Positive Demographic Trends Affecting the Vision Care Industry

      We believe that we are well positioned to benefit from the positive demographic changes expected to take place in our markets. According to the U.S. Census, middle series projections, the number of people in the age group 45-60 is growing at 3% per year, peaking in 2015. This age group is the group primarily affected by presbyopia. Our leading position in the design and manufacture of progressive lenses positions us favorably to realize the benefit of this demographic trend. We plan to focus on the further development and enhancement of our progressive lens designs.

     Focus on Marketing and Sales

      We develop and manage our marketing strategy on a centralized basis while employing local sales and marketing implementation and tactics. We differentiate our products from those of our competitors through lens designs, materials and coatings targeted to meet customer needs. We seek to expand our market share by developing brand recognition for our products, continuing to develop partnerships with chain retailers, expanding our direct to retail business through our prescription laboratories and through independent laboratories, focusing marketing expenditures on target markets and accounts, and marketing to customers the advantage of higher margin, value-added products. We continue to market our two primary brands, SOLA and AO, and to position them throughout the world. Our marketing efforts are intended to help us compete on the basis of quality and service rather than price.

     Introduce New Products

      We invest significant resources in the development of new and innovative products. Since 1998, we have successfully developed and marketed proprietary lens designs, including Visuality and AO Compact. In fiscal year 2001, we successfully introduced additional new products including SOLAMax and AO b’Active progressive lenses. In April 2001, we opened SOLA Technologies, our first prescription laboratory in the U.S., with the introduction of our initial product, Enigma, in our Contour Optics category. In April 2002, we announced a global licensing agreement with DuPont Fluoroproducts where we will market a newly developed coating for ophthalmic lenses using the Dupont™ Teflon® brand.

     Improve Cash Flow Performance

      A primary focus of ours is executing key business fundamentals and managing our business for improved financial performance, including cash flow generation. We have implemented strategic initiatives aimed at streamlining and standardizing our operations globally. The initiatives had the following major objectives:

•	to shift production of high-volume, standard products from higher-cost manufacturing facilities in the United States, Australia and Ireland to low-cost manufacturing sites in Mexico, China and Brazil;

•	to consolidate manufacturing expertise at fewer production facilities;

•	to standardize product specifications globally; and

•	to streamline distribution and logistics operations.

      We believe that these initiatives have resulted in cost reductions, lower working capital investment, a more efficient distribution network and improved cash flow while maintaining or improving our customer service levels. Other actions to improve profitability included developing global information technologies that enable us to manage global inventories and demand and monitor manufacturing performance.

Products

      We manufacture lenses using both plastic and glass materials, with plastic lenses currently accounting for approximately 94% of our net lens sales. Approximately 43% of our sales of plastic prescription lenses are sales of conventional hard resin plastic lenses, with the balance derived from advanced lens materials with thin and light weight features. Our plastic lens materials are comprised of the following:

•	Conventional hard resin plastic;

•	Spectralite, Finalite and other non-proprietary thin and light weight plastic; and

•	Polycarbonate, a thin and lightweight material with greater impact resistance.

      We market and produce a variety of lens coatings and treatments that significantly enhance the performance of our lens products. These coatings and treatments include the following:

•	Anti-scratch coatings that prolong the life of our lenses;

•	Anti-reflective coatings that allow more light to pass through the lens for improved vision; and

•	Photochromic treatments that darken the lens when exposed to direct sunlight.

      The penetration of coated and treated lenses varies significantly from market to market and represents a significant growth opportunity for us. Photochromic lenses are processed by a third party using technology that is proprietary to the third party.

      Most of the materials necessary to produce our products and coatings are readily available from a number of potential sources at competitive prices. In order to reduce materials costs, we coordinate centrally the purchasing of raw materials, including monomers. For more information regarding the availability of polycarbonate and monomer raw materials, see “Risk Factors — Risks Relating to Sola and the Industry — We are dependent on a small number of suppliers for raw materials.”

Marketing and Sales

      Our sales offices are located in 28 countries worldwide. As of March 31, 2002, there were approximately 680 employees involved in our sales and marketing efforts. Our sales and marketing expenditures for fiscal 2002 were $101.7 million, representing 19.2% of net sales. We differentiate our products from those of our competitors through lens designs, materials and coatings targeted to meet customer needs. We seek to expand our market share by developing brand recognition for our products, continuing to develop partnerships with chain retailers, expanding our direct to retail business through our prescription laboratories and through independent laboratories, focusing our marketing expenditures on target markets and accounts and marketing to customers the advantage of higher margin, value-added products. Our marketing efforts are intended to help us compete on the basis of product breadth, quality and service rather than price.

      We continue to develop our two primary brands, SOLA and AO, and to position them throughout the world. Under each of these brands, we will continue to market a portfolio of products designed to meet the lifestyle needs of consumers worldwide. Key brands of ours recognized throughout the world include VIP, Percepta, Visuality, AO Compact, SOLAMax and AO b’Active.

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

      The final stage in distribution takes place in either a retail store or an independent eyecare practitioner’s office. Although dispensing regulations differ from market to market, prescription lenses still require the involvement of an optician, optometrist or ophthalmologist, in most instances before they can be sold to a consumer. Chain retailers have an increased presence in all regions of the world and are gradually replacing the medical/ healthcare orientation of the industry with more consumer-oriented approaches.

      The four primary channels that are used for distribution of our prescription lenses are the following:

•	National chain retail, super optical retail stores and retail buying groups, many of which have on-site lens processing capability. This is a growing distribution channel for us in each of our major regions;

•	Direct distribution to small- and medium-sized retail outlets, including distribution direct to eyecare professionals through our processing laboratories;

•	Wholesale distributors or independent processing laboratories that process our lenses and then resell them to retail outlets and eyecare practitioners; and

•	Managed care organizations in the United States, many of which have on-site lens processing capability.

      Our plano lenses (lenses with no corrective power) are sold primarily direct to sunglass manufacturers.

      Prior to the strategic initiatives, we operated numerous distribution centers worldwide. As a result of our strategic initiatives, our distribution and logistics operations will consist of five primary distribution centers. The five primary distribution centers are located in North America (2), Europe, Asia and South America. For more information regarding our North American chain retail channel, see “Risk Factors — Risks Relating to Sola and the Industry — We are dependent upon the North American chain retail channel.”

Customers

      During fiscal 2002, our ten largest customers accounted for 23.8% of net sales, and our largest customer accounted for less than 6% of net sales. During fiscal 2002, six of our ten largest customers were located in North America and accounted for 14.1% of net sales. For the year ended March 31, 2002, sales to our top 20 customers, excluding competitors, increased by 7.9% as compared to the prior year.

Manufacturing Operations

      At the beginning of fiscal 2000, we operated 16 manufacturing facilities worldwide. We currently operate 10 facilities, including the Oracle operations acquired in fiscal 2001. With the completion of our strategic initiatives, we have four primary and six specialized manufacturing facilities worldwide. These initiatives included shifting production of high-volume, standard products from the U.S., Australia and Ireland to low-cost manufacturing sites in Mexico, China and Brazil while maintaining complex production at the Australian and Irish sites. This transfer of production is facilitated by the global product standard specifications project, which commenced 18 months ago, allowing us to source products globally.

Research and Development

      We continue to invest heavily in research and development in order to introduce new and innovative products and to improve the efficiency of our manufacturing process. As of March 31, 2002, there were 154 employees involved in our research and development efforts. Our research and development expenditures for fiscal 2002 were $13.1 million, representing 2.5% of net sales, for fiscal 2001 were $14.9 million, representing 2.7% of net sales, and for fiscal 2000 were $20.0 million, representing 3.7% of net sales. We have our research and development centers in Petaluma, California; Southbridge, Massachusetts; and Lonsdale, Australia.

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

      In April 2001, we launched a new single vision product, Enigma, featuring an innovative design that matches the contours of the lens to the shape of the eye, thus providing superior optical performance. This proprietary technology has created a new product category for Sola and for the spectacle lens industry. The product is being distributed through our wholly owned prescription laboratory, SOLA Technologies, located in Hebron, Kentucky.

Competition

      The spectacle lens industry is highly competitive. We compete principally on the basis of customer service, quality and breadth of product offerings, innovation and price. Our largest global competitors are Essilor International SA and Hoya Corporation. The spectacle lens industry is characterized by price competition, which can be severe in certain markets, particularly for high-volume, standard products.

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

      In addition to direct competition from other manufacturers of eyeglass lenses, we compete indirectly with manufacturers of contact lenses and providers of medical procedures for the correction of visual impairment. Contact lenses are not, however, perfect substitutes for eyeglasses because of the difficulty of developing progressive or bifocal contact lenses. In addition, contact lens wearers also tend to own eyeglasses. A number of companies have developed, or are developing, surgical equipment or implants used to correct refractive error, including myopia, hyperopia and astigmatism. These procedures are currently ineffective at correcting presbyopia. Presbyopia affects the vast majority of people above the age of 45 and is a major source of demand for our progressive and other multifocal lenses. However, current medical procedures, or ones developed in the future, could materially impact demand for our lenses.

Patents, Trademarks & Licenses

      We seek to protect our intellectual property throughout the world. As of March 31, 2002, we had filed, or applied for, patents for 109 discrete inventions or technologies. Many of our patents have been filed in multiple countries, and they include 71 patents, or patent applications, filed in the United States. We have been granted, or are licensed to use, 920 trademarks in various countries, representing rights to 233 discrete names. These include 80 trademarks granted in the United States. Further, there are 70 trade names under application by us. We do not believe that we are dependent on any particular patent, trade secret or similar intellectual property. Because of our manufacturing, marketing and distribution strengths, we believe that the loss of any individual trademark, trade secret or patent would not have a material adverse effect on our results of operations or financial condition.

Employees

      As of March 31, 2002, we had 6,983 employees throughout the world. The majority of our employees are not represented by labor unions. We consider our labor relations to be good and there have been no significant labor disputes in the past ten years.

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

      Our manufacturing processes generally use non-hazardous chemicals where feasible. Certain processes use a variety of volatile and other hazardous substances. Where practical, we have been reducing the use of these chemicals. Where the use of hazardous materials is essential, manufacturing processes are developed which minimize the use of these chemicals and which comply with relevant safety and environmental standards. We have also developed programs to eliminate use of chlorinated hydrocarbons and chlorofluorocarbons, or CFCs, in our manufacturing processes. Our current use of these substances is minimal in our operations.

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

Regulation

      To satisfy Food and Drug Administration safety requirements for sale of lenses in the U.S., all of our lenses, like those of our competitors, must comply with the “drop-ball impact test.” This test involves dropping a steel ball of diameter  5/8 inches onto the surface of the lens from a height of 50 inches. The lens is held in place and the steel ball must impact the lens near its center. The central region of the lens deflects as the ball strikes, and cracks may form, which could lead to the fracture of the lens. The lens passes the test if it does not break.

      There is a similar European ISO/CEN test for spectacle lenses, which involves a “static load,” rather than an impact. In this case, force is applied to the convex side of the lens through a steel ball. The load is applied for 10 seconds and then removed. The lens passes if it does not break.

      There are several factors that could contribute to whether our lenses pass these tests, including the nature of the lens material, coatings applied to the lenses and lens power and curvature. While our manufacturing processes are designed for our lenses to pass these tests, we cannot guarantee that they will continue to pass these tests.

Item 2.     Properties

      Our principal properties are set forth in the following table:

Owned or
Region and Location	Leased	Principal Operations

North America
San Diego, CA	Leased	Corporate Offices; Marketing Headquarters; Distribution Center
Petaluma, CA	Leased	Research and Development; Sales and Marketing; Administrative Offices
Hebron, KY	Leased	Distribution Center and Laboratory
Southbridge, MA	Leased	Research and Development
Portland, OR	Owned	Laboratory
Warwick, RI	Leased	Manufacturing; Sales and Administrative Offices
Tijuana, Mexico	Leased	Manufacturing and Distribution Center
Mexico City, Mexico	Leased	Laboratory, Sales office and Distribution Center
Ontario, Canada	Leased	Distribution Center
Europe
Ghent, Belgium	Leased	Laboratory
Goetzenbruck, France	Owned	Manufacturing
Fougeres, France	Both	Laboratory; Marketing and Distribution Center
Wexford, Ireland	Owned	Manufacturing; Laboratory
Oberursel, Germany	Leased	Distribution Center
Varese, Italy	Leased	Laboratory; Manufacturing; Marketing and Distribution Center
Setubal, Portugal	Leased	Laboratory and Distribution Center
Birmingham, UK	Leased	Laboratory; Marketing and Distribution Center
London, UK	Leased	Sales and Marketing; Distribution Center; Administrative offices
Basel, Switzerland	Owned	Distribution Center
Barcelona, Spain	Leased	Sales office
South America
Buenos Aires, Argentina	Owned	Distribution Center
Petropolis, Brazil	Owned	Manufacturing; Sales and Marketing; Distribution Center
Villa de Cura, Venezuela	Owned	Manufacturing; Distribution Center
Asia
Hong Kong	Leased	Laboratory and Sales office
Guangzhou, China	Both(1)	China Corporate Offices and Manufacturing
Osaka, Japan	Leased	Laboratory; Marketing and Distribution Center
Singapore	Leased	Manufacturing; Marketing and Distribution Center; Laboratory
Selangor, Malaysia	Leased	Marketing and Distribution Center; Laboratory
Australia
Lonsdale, Australia	Both	Manufacturing; Research and Development; Laboratory; Marketing and Distribution Center; Administrative offices
Auckland, New Zealand	Leased	Laboratory and Distribution Center
Africa
Harare, Zimbabwe	Owned	Laboratory

(1)	We maintain two sites in Guangzhou; the manufacturing site is owned and the corporate offices are leased. The manufacturing site is owned by a joint venture in which we own a 76% ownership interest.

      A portion of our research and development activities, our corporate headquarters and certain of our manufacturing and distribution operations are located near major earthquake faults. Operating results could be materially affected in the event of a major earthquake. We are predominantly self-insured for losses and interruptions caused by earthquakes.

      For further information concerning our leased properties, see Note 17 of Notes to Consolidated Financial Statements included elsewhere herein. Our operating leases have expirations ranging from 2003 to 2014. While we do not anticipate any difficulties in renewing or replacing such leases as they expire, we cannot be certain that we can do so. We believe that our manufacturing capacity is sufficient for our current needs.

Item 3.     Legal Proceedings

      In addition to the proceedings described under “Business — Environmental Matters”, we are involved in routine litigation incidental to our business. We believe that this routine litigation will not have a material adverse effect on our results of operations, financial condition, or cash flows. See Note 19 of Notes to Consolidated Financial Statements included elsewhere herein.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the last quarter of fiscal 2002.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock has been listed on the New York Stock Exchange since February 23, 1995 under the symbol “SOL”. The following table sets forth on a per share basis the closing high and low sales prices for consolidated trading in our common stock as reported on the New York Stock Exchange Composite Tape for the fiscal quarters indicated.

	High	Low

Fiscal Year Ended March 31, 2002:
First Quarter ended June 30, 2001	$14.52	$9.01
Second Quarter ended September 30, 2001	16.65	11.75
Third Quarter ended December 31, 2001	19.89	14.20
Fourth Quarter ended March 31, 2002	20.10	10.80
Fiscal Year Ended March 31, 2001:
First Quarter ended June 30, 2000	$6.50	$4.00
Second Quarter ended September 30, 2000	8.00	4.88
Third Quarter ended December 31, 2000	6.19	3.63
Fourth Quarter ended March 31, 2001	9.86	4.50

      On June 12, 2002, the closing price per share of our common stock on the New York Stock Exchange was $11.72. As of June 12, 2002, we had 320 holders of record of our common stock, which excludes beneficial owners of common stock held in “street name.”

      We have not declared or paid any cash dividends on our common stock since December 1993. The Indentures governing our 6 7/8% Senior Notes and our 11% Notes restrict and limit the payment of dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings for the development and expansion of our business.

Item 6.     Selected Financial Data

      We derived the following selected statement of operations data for the five fiscal years in the period ended March 31, 2002 and the balance sheet data as of March 31, 2002, 2001, 2000, 1999 and 1998 from our audited consolidated financial statements. You should read the financial data set forth below in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have reclassified certain prior year items to conform with the current year’s presentation. The reclassifications had no impact on total assets or net income.

	Fiscal Year Ended March 31,

	2002	2001(1)	2000(2)	1999(3)	1998

	(In thousands, except per share data)
Statements of Operations Data
Net sales	$529,505	$545,432	$543,445	$534,103	$552,380

Income/(loss) before extraordinary item	$19,118	$(67,999)	$741	$12,521	$51,092
Extraordinary item, net of taxes	—	1,471 (4)	—	—	(5,939	)(5)

Net income/(loss)	$19,118	$(66,528)	$741	$12,521	$45,153

Earnings/(Loss) Per Share Data, Basic
Income/(loss) before extraordinary item	$0.79	$(2.83)	$0.03	$0.51	$2.09
Extraordinary item	—	0.06	—	—	(0.24)

Net income/(loss)	$0.79	$(2.77)	$0.03	$0.51	$1.85

Weighted average common shares outstanding	24,067	24,049	24,887	24,794	24,400

Earnings/(Loss) Per Share Data, Diluted
Income/(loss) before extraordinary item	$0.78	$(2.83)	$0.03	$0.49	$2.00
Extraordinary item	—	0.06	—	—	(0.23)

Net income/(loss)	$0.78	$(2.77)	$0.03	$0.49	$1.77

Weighted average common and dilutive securities outstanding	24,583	24,049	25,069	25,412	25,547

	As of March 31,

	2002	2001	2000	1999	1998

Balance Sheet Data
Total assets	$713,065	$662,375	$715,033	$699,299	$684,058
Long-term debt, less current portion	278,245	254,910	209,234	208,414	196,386
Total shareholders’ equity	261,362	235,375	327,802	332,362	327,022

(1)	In fiscal 2001, we recorded special charges of $91.1 million and inventory write-offs of $25.6 million, or $79.3 million net of tax or $3.30 per diluted share. See Note 13 of Notes to Consolidated Financial Statements.

(2)	In fiscal 2000, we recorded special charges of $22.3 million and inventory write-offs of $7.2 million, or $20.4 million net of tax or $0.82 per diluted share. See Note 13 of Notes to Consolidated Financial Statements.

(3)	In fiscal 1999, we recorded special charges of $14.8 million and inventory write-offs of $6.6 million, or $14.6 million net of tax or $0.60 per diluted share. See Note 13 of Notes to Consolidated Financial Statements.

(4)	Consists of a gain resulting from the repurchase of senior notes, net of tax.

(5)	Consists of a loss resulting from the repurchase of senior subordinated notes, net of tax.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis together with our consolidated financial statements and related notes included in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. You should read the cautionary statements made in this report as applying to related forward-looking statements wherever they appear in this report. Our actual results may be materially different from the results we discuss in the forward-looking statements due to various factors, including those discussed in the “Risk Factors” and other sections of this report.

Overview

      We are a leading global designer, manufacturer and distributor of a broad range of plastic and glass eyeglass lenses and hold a leading manufacturing and technology position in the fast growing plastic lens segment of the global spectacle lens market. We have sales offices in 28 countries worldwide and operate in most major regions of the world. We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in each major region where we operate- North America, Europe and Rest of World (consisting primarily of Australia, Asia and South America). We focus our efforts on value-added products, including products with advanced design characteristics, lens coatings and treatments and thin and light weight materials (e.g., polycarbonate). Approximately 74% of our annual net sales are represented by value-added products.

      We market our spectacle lens products globally under the brands SOLA and American Optical (AO) and distribute them globally through four primary channels: (1) direct to national retail chain, (2) direct to retail outlets, (3) wholesale distributors (e.g., independent processing laboratories), and (4) managed care organizations in the United States, a growing segment of the spectacle lens market.

      Our business is organized into three primary markets: North America, Europe and Rest of World. For the fiscal year ended March 31, 2002, we generated approximately 45% of our net sales from North America, 35% from Europe and 20% from Rest of World.

      Our organization has historically been managed on a decentralized basis with each operating unit having its own manufacturing facilities, distribution centers and inventory management systems. This decentralized approach resulted in excess manufacturing capacity, redundant facilities in high cost regions and excessive distribution centers. In the third quarter of fiscal 1999, we initiated a strategic operating review designed to streamline manufacturing and distribution, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. In April 2000, we appointed Jeremy Bishop as our new President and Chief Executive Officer. Following his appointment, Mr. Bishop expanded the scope of our strategic cost cutting program and accelerated the implementation of our strategic initiatives begun in 1999. With the completion of the strategic initiatives, our operations consist of four primary and six specialized manufacturing facilities, two primary research and development centers, 12 primary prescription laboratories and five primary distribution centers.

      The charges recorded for these initiatives from fiscal 1999 through the end of fiscal 2002, net of gains on asset sales, totaled approximately $167.7 million, including $39.5 million of associated inventory write-offs classified in cost of sales. The non-cash charges related primarily to the write-off of equipment and other assets, as well as the impairment of goodwill. The cash charges related primarily to severance expenses and facility closures. Operating expenses for fiscal 2002 have declined $30.4 million from fiscal 1999 in addition to significant unit cost decreases, and we expect to generate additional savings in fiscal 2003 as a result of the actions taken in fiscal 2001 and 2002. In fiscal 2002 and 2001, we realized cash proceeds from sales of land and buildings made redundant by these initiatives of approximately $5.5 million and $7.8 million, respectively.

      In addition to special charges, we incurred transition costs associated with executing our strategic initiatives. These transition costs totaled $20.6 million and $17.5 million in fiscal 2002 and 2001, respectively, and largely related to: (1) expenditures to execute the strategic actions (e.g., certain employee and facility costs) and (2) expenses incurred that will be eliminated upon completion of the strategic actions (e.g., manufacturing variances resulting from the inefficiencies encountered during product migration and consolidation of manufacturing facilities).

      Our business is somewhat seasonal, with fiscal third quarter results generally weaker than the other three quarters as a result of lower sales during the holiday season. Fiscal fourth quarter results are generally the strongest.

Critical Accounting Policies and Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements.

Allowance for Doubtful Accounts

      We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. At March 31, 2002, the allowance for doubtful accounts was $8.4 million and, at March 31, 2001, it was $9.2 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In fiscal 2002, our bad debt expense was $2.3 million compared to $3.0 million in fiscal 2001.

Valuation of Inventory

      We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. Our inventories include components that may be subject to rapid technological obsolescence and that are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to record additional inventory write-downs in the future. Significant unanticipated changes in demand or technological development could have a material and significant impact on the future value of our inventory and reported operating results.

Accounting for Income Taxes

      As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this adjustment within the tax provision in the statement of operations.

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $16.3 million as of March 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain foreign net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance, which could impact our financial position and results of operations.

      The net deferred tax asset as of March 31, 2002 was $76.5 million, net of a valuation allowance of $16.3 million.

Valuation of Goodwill and Intangible Assets

      At March 31, 2002, goodwill amounted to $190.3 million and identifiable intangible assets amounted to $0.4 million.

      We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

      If we were to determine that the carrying value of intangibles or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure an impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

      In fiscal 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets became effective and, as a result, we ceased to amortize our goodwill. We had recorded $6.6 million of amortization on these amounts during fiscal 2001 and would have recorded approximately $6.8 million of amortization during fiscal 2002. In lieu of amortization, we have performed an initial impairment review of our goodwill in fiscal 2002 and an impairment review is required at least annually.

      We currently do not expect to record an impairment charge, however, there can be no assurance that a material impairment charge will not be recorded in future periods.

Retirement Benefits

      Our employee pension and other postretirement benefit costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, health care cost trends rates, inflation, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. We base the discount rate assumptions on investment yields available at year-end on AA-rated corporate long-term bond yields. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook, and assumed inflation. Retirement and mortality rates are based primarily on actual plan experience. Actual results that may differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in those future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension and other postretirement benefits costs and obligations. See Note 15 of Notes to our Consolidated Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

Determining Functional Currencies for the Purpose of Consolidation

      We have several foreign subsidiaries which together account for approximately 58% of our net revenues and 48% of our assets as of March 31, 2002.

      In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States Dollars. This process results in exchange gains and losses, which, under the relevant accounting guidance, are either included within the statement of operations or as a separate part of our net equity under the caption “cumulative comprehensive loss.”

      Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon our management’s determination of the functional currency of each subsidiary. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

      If any subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in cumulative comprehensive loss. However, if the functional currency is deemed to be the United States Dollar or a currency other than the local currency, then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to the United States Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

      Based on our assessment of the factors discussed above, we generally consider the relevant subsidiary’s local currency to be the functional currency for our international subsidiaries. Accordingly, we had cumulative translation losses of approximately $46.3 million and $43.1 million that were included as part of accumulated other comprehensive loss within our balance sheet at March 31, 2002 and 2001, respectively. During 2002, 2001 and 2000, translation adjustments of $3.3 million, $17.9 million and $6.3 million, respectively, were included under accumulated other comprehensive loss. Had we determined that the functional currency of our subsidiaries was the United States Dollar or a currency other than the local currency, these losses would have increased our loss for each of the years presented.

      The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States Dollar. These currencies include the Japanese Yen, the Euro, the United Kingdom Pound Sterling and Australian and Canadian Dollars. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred at any point in time, we would be required to include any translation gains or losses from the date of change in our statement of operations.

Revenue Recognition

      Our policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed and determinable and the collection of the resulting receivable is reasonably assured. Under specific conditions, we permit our customers to return or exchange products. The provision for estimated returns is recorded concurrently with the recognition of revenue based on historical sales returns and analysis of credit memo data.

Warranty Costs

      We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in product quality programs and processes, including actively monitoring and evaluating the quality of our suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Financial Risk Management and Derivatives

      The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual cash flows resulting from interest payments on our Euro-denominated debt will be adversely affected by changes in exchange rates. In addition, we seek to manage the impact of foreign currency fluctuations related to the repayment of intercompany transactions, including intercompany borrowings. We do not hold or issue financial instruments for trading purposes. It is our policy to utilize derivative financial instruments to reduce foreign exchange risks where internal netting strategies cannot be effectively employed. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged.

      We use forward exchange contracts to hedge certain purchases and sales commitments and the related payables and receivables, including other third party or intercompany foreign currency transactions. Hedged transactions are denominated primarily in European currencies and Japanese yen. Gains and losses due to rate fluctuations on these transactions are recognized in the same period as the items being hedged and are recorded as a foreign currency gain or loss. Realized and unrealized foreign currency gains resulting from these hedges were approximately $0.1 million during fiscal 2002. Cash flows related to these gains and losses are reported as operating or financing activities in the accompanying consolidated statements of cash flows depending on the nature of the hedged item. The counterparties to these contracts are substantial and credit worthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be significant.

Contingent Liabilities

      We establish reserves for estimated loss contingencies when it is management’s assessment that a loss is probable and the amount of the loss can be reasonably estimated. Revisions to contingent liabilities are reflected in income in the period in which circumstances change or different facts or information become known that affect the previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon management’s assumptions and estimates, as well as the advice of legal counsel or other third parties regarding the probable outcomes of the matter. Should the outcome differ from the assumptions and estimates, revisions to the estimated reserves for contingent liabilities would be required.

Results of Operations

      The following table shows the results of our operations for fiscal years 2002, 2001 and 2000.

	Fiscal Year Ended March 31,

	2002	2001	2000

	(In thousands)
Net sales(1)	$529,505	$545,432	$543,445
Cost of sales	315,213	349,556	310,340
Gross profit	214,292	195,876	233,105

Research and development expenses	13,053	14,857	20,010
Selling and marketing expenses	101,735	105,623	106,102
General and administrative expenses	47,683	52,006	56,927
Amortization	44	6,610	5,957
Special charges	28	91,065	22,319

Operating expenses	162,543	270,161	211,315

Operating income/(loss)	51,749	(74,285)	21,790
Interest income	2,302	2,123	1,451
Interest expense	(30,875)	(25,575)	(20,760)
Foreign currency gain/(loss)	1,859	(2,755)	(1,416)

Income (loss) before provision (benefit) for income taxes, minority interest and extraordinary item	25,035	(100,492)	1,065
Provision (benefit) for income taxes	7,010	(32,206)	894
Minority interest	1,093	287	570

Income (loss) before extraordinary item	19,118	(67,999)	741
Extraordinary item, net of tax	—	1,471	—

Net income (loss)	$19,118	$(66,528)	$741

(1)	Using constant currency exchange rates, fiscal 2002 sales increased 0.2% compared with fiscal 2001 and increased 4.9% (2.4% compound annual growth) compared with fiscal 2000.

      The following table shows certain items expressed as a percentage of our net sales for the periods indicated:

	Fiscal Year Ended
	March 31,

	2002	2001	2000

Net sales	100.0	100.0	100.0
Cost of sales	59.5	64.1	57.1

Gross profit	40.5	35.9	42.9

Research and development expenses	2.5	2.7	3.7
Selling and marketing expenses	19.2	19.4	19.5
General and administrative expenses	9.0	9.5	10.5
Amortization	—	1.2	1.1
Special charges	—	16.7	4.1

Operating expenses	30.7	49.5	38.9

Operating income (loss)	9.8	(13.6)	4.0
Interest expense, net	(5.4)	(4.3)	(3.6)
Foreign currency gain/(loss)	0.3	(0.5)	(0.2)

Income (loss) before provision (benefit) for income taxes, minority interest and extraordinary item	4.7	(18.4)	0.2
Provision (benefit) for income taxes	1.3	(5.9)	0.2
Minority interest	0.2	0.1	0.1
Extraordinary item, net of tax	—	0.3	—

Net income (loss)	3.6	(12.1)	0.1

Fiscal 2002 Compared to Fiscal 2001

     Net Sales.

      Our net sales were $529.5 million in fiscal 2002, reflecting a decrease of $15.9 million or 2.9% from $545.4 million in fiscal 2001. Using constant exchange rates, net sales increased by 0.2%. The decrease in net sales was primarily due to reduced sales in the Rest of World and North America regions. Net sales in the Rest of World region decreased due to our efforts to concentrate on higher margin value-added sales. The decrease in North America was due primarily to decreased sales to laboratory customers that are owned and aligned with two principal competitors. Net sales performances by region were as follows:

•	North America decreased by $8.6 million or 3.5%;

•	Europe increased by $2.9 million or 1.6%; and

•	Rest of World decreased by $10.2 million or 8.7%.

      Using constant exchange rates, the regional performances were as follows:

•	North America decreased by 3.6%;

•	Europe increased by 4.1%; and

•	Rest of World increased by 2.0%.

      Our value-added products accounted for $363.5 million or 74% of net lens sales in fiscal 2002 compared to $359.4 million or 68% of net lens sales in fiscal 2001. This increase was led by growth in polycarbonate lens sales with a year over year increase of $8.3 million or 27% and increased sales of Finalite lenses of $1.5 million or 14%.

     Gross Profit and Gross Margin.

      Our gross profit totaled $214.3 million for fiscal 2002 compared to gross profit of $195.9 million for fiscal 2001, an increase of $18.4 million or 9.4%. Gross profit as a percentage of net sales or gross margin increased to 40.5% for fiscal 2002 from 35.9% for fiscal 2001. Fiscal 2002 gross profit was adversely impacted by lower sales levels while fiscal 2001 gross profit included inventory write-offs of $25.6 million. We recorded transition costs related to our strategic initiatives of $12.2 million and $11.2 million in fiscal 2002 and 2001, respectively.

     Operating Expenses.

      Our operating expenses in fiscal 2002 totaled $162.5 million compared to $270.2 million for fiscal 2001. Operating expenses included special charges of $91.1 million in fiscal 2001 and transition costs related to our strategic initiatives of $8.4 million and $6.3 million in fiscal 2002 and 2001, respectively. Research and development expenses were $13.1 million or 2.5% of net sales in fiscal 2002 and were $14.9 million or 2.7% of net sales for fiscal 2001. The decrease of $1.8 million or 12.1% in our research and development expenses was due in part to headcount reductions associated with the strategic initiatives. Selling and marketing expenses were $101.7 million or 19.2% of net sales in fiscal 2002 and were $105.6 million or 19.4% of net sales in fiscal 2001. The decrease in selling and marketing expenses was primarily due to lower costs as a result of centralizing product management and marketing activities. Our general and administrative expenses were $47.7 million in fiscal 2002 and $52.0 million in fiscal 2001, a decrease of $4.3 million or 8.3%. As a percentage of net sales, general and administrative expenses decreased to 9.0% for fiscal 2002 compared to 9.5% for fiscal 2001. The decrease in general and administrative expenses is the result of lower costs associated with the consolidation of our corporate functions, as well as consolidating our North American commercial administrative activities into one primary location. Included in general and administrative expenses for fiscal 2001 are charges associated with the devaluation of the Brazilian Real of $3.1 million. Included in operating expenses for fiscal 2001 was goodwill amortization of $6.6 million. Due to the adoption of SFAS No. 142, we are no longer required to amortize goodwill as a charge to earnings; however, we are required on an annual basis to review goodwill for potential impairment. If an impairment is found to exist, a charge will be recorded against earnings.

      Primarily as a result of our strategic initiatives, which commenced in the third quarter of fiscal 1999, during fiscal 2002, we recorded net pretax special charges comprised of $0.8 million associated with additional facility closure costs, offset by a gain on the sale of land in North America of $0.8 million, also associated with facility closures.

      We recorded pretax special charges of $91.1 million in fiscal 2001. We incurred $19.7 million of expense associated with workforce reductions in North America, Europe and Australia. Included in the workforce reductions were 780 employees from manufacturing, 91 employees from sales and marketing, 75 employees from administration, and 46 employees from research and development. At March 31, 2002, $25.1 million cash had been paid related to workforce reductions incurred since fiscal 1999. The special charges included $24.3 million related to the write-off of molds, which were discontinued as a result of our efforts to standardize product specifications on a global basis. Also, we continued to transfer high-volume production to low-cost manufacturing locations and to consolidate manufacturing expertise into fewer production facilities. As a result, we incurred special charges of $28.2 million related to redundant equipment write-offs and facility closure costs in fiscal 2001. Additionally, as a result of our discontinuation of the development of the polycarbonate Matrix product line, we incurred $7.6 million in asset write-offs, including equipment ($7.0 million) and related commitments ($0.6 million). We recognized a gain on the sale of land in North America of $5.8 million associated with facility closures in fiscal 2001. Also included in special charges is $17.0 million related to the impairment of goodwill associated with a prior acquisition of a lens manufacturing business. This impairment was recorded pursuant to SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, as we decided to discontinue and cease operations of this lens manufacturing business and completely close-down the facility. For more information, see Note 13 of Notes to Consolidated Financial Statements.

      Details of the special charges are as follows:

						Asset
						Write-offs
						Associated
						with
			Accounts			Discontinued	Gain on
	Workforce	Mold	Receivable	Facility	Goodwill	Product	Sale of
	Reductions	Write-offs	Write-offs	Closures	Impairment	Line	Land	Total

Strategic initiative liability as of March 31, 1999	$1,751	$—	$—	$—	$—	$—	$—	$1,751
Fiscal 2000 Charge to operations	6,650	10,200	2,500	2,969	—	—	—	22,319
Utilized:
Non-cash	—	(10,200)	(2,500)	(2,969)	—	—	—	(15,669)
Cash	(2,133)	—	—	—	—	—	—	(2,133)

Strategic initiative liability as of March 31, 2000	6,268	—	—	—	—	—	—	6,268
Fiscal 2001 Charge to operations	19,681	24,256	—	28,235	17,057	7,690	(5,854)	91,065
Utilized:
Non-cash	—	(24,256)	—	(25,286)	(17,057)	(7,690)	—	(74,289)
Cash	(12,267)	—	—	(510)	—	—	5,854	(6,923)

Strategic initiative liability as of March 31, 2001	13,682	—	—	2,439	—	—	—	16,121
Fiscal 2002 Charge to operations	—	—	—	28	—	—	—	28
Utilized:
Non-cash	—	—	—	(767)	—	—	—	(767)
Cash	(8,812)	—	—	(274)	—	—	—	(9,086)

Strategic initiative liability as of March 31, 2002	$4,870	$—	$—	$1,426	$—	$—	$—	$6,296

      At March 31, 2002, our strategic initiatives have been substantially completed and we do not anticipate any additional special charges related to our current strategic initiatives. The liability associated with the strategic initiatives as of March 31, 2002 is included in accrued liabilities. We anticipate that substantially all of the accrued liability will be paid in fiscal 2003 and will be funded primarily through cash provided by operations.

      Operating expenses have declined by $30.4 million from fiscal 1999. Additionally, unit costs have decreased significantly from fiscal 1999. We expect to generate additional savings in fiscal 2003 as a result of the actions taken in fiscal 2001 and 2002.

      During fiscal 2002, we incurred transition costs of $20.6 million associated with executing our strategic initiatives. These costs were primarily related to interim workforce expenses, manufacturing variances and out-of-pocket expenditures that we expect to be eliminated due to the completion of our strategic initiatives. Of these costs, $12.2 million are reflected in cost of sales, $0.7 million in research and development expenses, $3.3 million in selling and marketing expenses and $4.4 million in general and administrative expenses. During the second half of fiscal 2001, we incurred transition costs of $17.5 million associated with executing our strategic initiatives. These costs were primarily related to interim workforce expenses, manufacturing variances and out-of-pocket expenditures. Of these costs, $11.2 million are reflected in cost of sales, $0.8 million in research and development expenses, $2.4 million in selling and marketing expenses and $3.1 million in general and administrative expenses.

     Net Interest Expense and Foreign Currency Gain/(Loss).

      Our net interest expense totaled $28.6 million for fiscal 2002 compared to $23.5 million for fiscal 2001, an increase of $5.1 million. The increase was due primarily to increased average borrowing rates and increased borrowing levels in fiscal 2002 compared to fiscal 2001. In fiscal 2002, we recorded a net foreign exchange gain of $1.9 million compared to a $2.8 million net foreign exchange loss for fiscal 2001. Exchange gains on external and intercompany notes of $2.7 million were recorded in fiscal 2002 due primarily to the strengthening of the U.S. Dollar to the Euro and the weakening of the U.S. Dollar to the Brazilian Real and the impact this had on our Euro denominated Senior Notes and U.S. Dollar denominated notes with our Brazilian subsidiary.

     Provision for Income Taxes.

      Our combined state, federal and foreign tax rate was approximately 28.0% for fiscal 2002 compared to 32.0% for fiscal 2001. We have net deferred tax assets on our balance sheet as of March 31, 2002 amounting to approximately $83.3 million. The utilization of these deferred tax assets depends upon our ability to generate taxable income in the future.

     Minority Interest.

      Our minority interest income totaled $1.1 million for fiscal 2002 compared to $0.3 million for fiscal 2001, an increase of $0.8 million. The increase was due primarily to increased losses during fiscal 2002 from several of our joint venture entities whose results are included in the consolidated statements of operations.

     Extraordinary Item.

      In June 2000, we purchased $5.0 million of our 6 7/8% Senior Notes due 2008. As a result, we recorded an extraordinary gain of $1.5 million, net of tax of $0.9 million, resulting from the difference between the carrying value of the notes and the purchase price. The purchase was funded by our credit facility and resulted in a decline in net borrowings.

     Management Assessment of Operating Results

      Management believes that fiscal 2002 and 2001 operating results are best understood when costs associated with implementing our strategic initiatives and the impact of currency devaluation in Brazil are excluded from recorded operating results. In the following paragraphs, we present gross profit and gross margin, operating expenses, operating income/ (loss), and net income/ (loss) as adjusted to exclude the charges associated with our strategic initiatives, including the transition costs associated with executing our strategic initiatives, and the currency devaluation in Brazil. We consider these measures to be useful as they provide an additional basis upon which to evaluate our ability to fund our operations, growth and other capital expenditures. However, these measures are not indicators of performance under generally accepted accounting principles and may not be comparable to information reported by other companies. Further, these measures do not replace gross profit, total operating expenses, operating income (loss) and net income (loss) as indicators of our operating performance or cash flow as a measure of liquidity.

      Gross Profit and Gross Margin. In calculating gross profit, we wrote-off $25.6 million of inventory in fiscal 2001 and recorded transition costs of $12.2 million in fiscal 2002 and $11.2 million in fiscal 2001 associated with our strategic initiatives. If these inventory write-offs and transition costs were excluded, gross profit would have been $226.5 million in fiscal 2002 and $232.7 million in fiscal 2001, a decrease of 2.7%. Gross profit as a percentage of net sales, or gross margin, after adjusting for the inventory write-offs and transition costs, increased marginally to 42.8% for fiscal 2002 from 42.7% for fiscal 2001.

      Operating Expenses. In fiscal 2002, transition costs of $8.4 million were included in operating expenses. In fiscal 2001, special charges of $91.1 million, transition costs of $6.3 million and charges associated with the devaluation of the Brazilian Real of $3.1 million were included in operating expenses. If these special charges, transition costs and currency devaluation were excluded from operating expenses, operating expenses would have been $154.1 million in fiscal 2002 and $169.7 million in fiscal 2001, a decrease of $15.6 million or 9.2%. Operating expenses as a percentage of net sales, excluding the special charges, transition costs and currency devaluation were 29.1% for fiscal 2002 as compared to 31.1% for fiscal 2001.

      Operating Income/(Loss). Operating income, excluding transition costs of $20.6 million in fiscal 2002 and excluding special charges of $91.1 million, transition costs of $17.5 million, Brazilian Real currency devaluation of $3.1 million and inventory write-offs of $25.6 million in fiscal 2001, would have been $72.3 million in fiscal 2002 and $63.0 million in fiscal 2001, an increase of $12.4 million, or 20.7%.

      Net Income/(Loss). In fiscal 2002, if the transition costs of $20.6 million and net foreign exchange gains on external and intercompany notes of $2.7 million, net of the related tax effect, were excluded, our net income would have been $32.0 million. In fiscal 2001, if the special charges of $91.1 million, transition costs of $17.5 million, inventory write-offs of $25.6 million, amortization of goodwill of $6.6 million, foreign currency devaluation charge of $3.1 million, and extraordinary gain of $1.5 million and associated tax benefit of $45.6 million were excluded, our net income would have been $30.3 million. As a result, our adjusted net income increased $1.7 million, or 5.6%, from fiscal 2001 to fiscal 2002.

Fiscal 2001 Compared to Fiscal 2000

     Net Sales.

      Our net sales were $545.4 million in fiscal 2001, reflecting an increase of $2.0 million or 0.4% from $543.4 million in fiscal 2000. Using constant exchange rates, the percentage increase was 5.5%. The increase in net sales was primarily due to an increase in net sales in the European and Rest of World regions offset in part by a decrease in net sales in the North American region. Net sales in the European region increased despite slowdowns in the United Kingdom and Germany. This sales growth represents significant market share gains across the continent. These gains are attributable to strong sales of progressive lenses, particularly AO Compact, strengthened sales and marketing strategies and the robust relationships developed by our prescription laboratories with customers in Italy, France and Belgium. Net sales in the Rest of World region increased as a result of the continued market recovery in Asia and South America, partially offset by lower sales in China and Southeast Asia. The sales decline in the North American region occurred mostly in the second quarter due to temporarily limited distribution opportunities as a result of competitors’ acquisitions of independent processing laboratories. Net sales performances by region were as follows:

•	North America decreased by $12.7 million or 4.9%;

•	Europe increased by $3.9 million or 2.2%; and

•	Rest of World increased by $10.8 million or 10.2%.

      Using constant exchange rates, the regional performances were as follows:

•	North America decreased by 4.8%;

•	Europe increased by 13.6%; and

•	Rest of World increased by 15.1%.

      Our value-added products accounted for $359.4 million or 68% of net lens sales in fiscal 2001 compared to $344.5 million or 68% of net lens sales in fiscal 2000. This increase was led by growth in polycarbonate lens sales with a year over year increase of $6.6 million or 27% and increased sales in Finalite of $5.3 million.

     Gross Profit and Gross Margin.

      Our gross profit totaled $195.9 million for fiscal 2001 compared to gross profit of $233.1 million for fiscal 2000, a decrease of $37.2 million or 16.0%. Gross profit as a percentage of net sales, or gross margin, decreased to 35.9% for fiscal 2001 from 42.9% for fiscal 2000. Fiscal 2001 gross profit was adversely impacted by the underabsorption of overhead of $7.4 million caused by reduced production levels and product mix changes. In calculating gross profit, we wrote-off inventory of $25.6 million and $7.2 million in fiscal 2001 and 2000, respectively, and recorded transition costs related to out strategic initiatives of $11.2 million in fiscal 2001.

     Operating Expenses.

      Our operating expenses in fiscal 2001 totaled $270.2 million compared to $211.3 million for fiscal 2000. Operating expenses included special charges of $91.1 million in fiscal 2001 and $22.3 million in fiscal 2000. We also recorded $6.3 million of transition costs related to our strategic initiatives in fiscal 2001. Research and development expenses were $14.9 million or 2.7% of net sales in fiscal 2001 and were $20.0 million or 3.7% of net sales for fiscal 2000. The $5.1 million or 25.5% decrease in our research and development expenses was due in part to headcount reductions associated with the strategic initiatives as well as the impact of the strong U.S. Dollar against non-U.S. Dollar expenses. Selling and marketing expenses decreased to $105.6 million or 19.4% of net sales in fiscal 2001 from $106.1 million or 19.5% of net sales in fiscal 2000, despite increased costs associated with the initial launch of Contour Optics and SOLA Technologies in fiscal 2001. Our general and administrative expenses were $52.0 million in fiscal 2001 and $57.0 million in fiscal 2000, a decrease of $5.0 million or 8.8%. As a percentage of net sales, general and administrative expenses decreased to 9.5% for fiscal 2001 compared to 11.6% for fiscal 2000. Included in general and administrative expenses are charges associated with the devaluation of the Brazilian Real of $3.1 million in fiscal 2001 and $0.3 million in fiscal 2000. Also included in fiscal 2000 general and administrative expenses is a $1.3 million charge related to the write-off of accounts receivable due to the bankruptcy of a customer in North America. The decrease in our general and administrative expenses primarily relates to headcount reductions associated with the strategic initiatives as well as additional reductions in overall spending levels.

      Primarily as a result of our strategic initiatives, which commenced in the third quarter of fiscal 1999, we recorded pretax special charges of $91.1 million in fiscal 2001. We incurred $19.7 million of expense associated with workforce reductions in North America, Europe and Australia. Included in the workforce reductions were 780 employees from manufacturing, 91 employees from sales and marketing, 75 employees from administration, and 46 employees from research and development. At March 31, 2001, $14.5 million cash had been paid related to workforce reductions incurred since fiscal 1999. The special charges include $24.3 million related to the write-off of molds, which were discontinued as a result of our efforts to standardize product specifications on a global basis. Also, we continued to transfer high-volume production to low-cost manufacturing locations and to consolidate manufacturing expertise into fewer production facilities. As a result, we incurred special charges of $28.2 million related to redundant equipment write-offs and facility closure costs in fiscal 2001. Additionally, as a result of our discontinuation of the development of the polycarbonate Matrix product line, we incurred $7.6 million in asset write-offs, including equipment ($7.0 million) and related commitments ($0.6 million). We recognized a gain on the sale of land in North America of $5.8 million associated with facility closures in fiscal 2001. Also included in special charges is $17.0 million related to the impairment of goodwill associated with a prior acquisition of a lens manufacturing business. This impairment was recorded pursuant to SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, as we decided to discontinue and cease operations of this lens manufacturing business and completely close-down the facility. For more information, see Note 13 of Notes to Consolidated Financial Statements.

      In fiscal 2000, primarily during the fourth quarter, we recorded pretax special charges of $22.3 million. We commenced consolidation of our Mexican manufacturing operations in fiscal 1999 and completed the consolidation in fiscal year 2000. Included in the Mexican manufacturing facilities consolidation charge of $4.0 million are write-offs of molds ($1.4 million) and costs associated with combining the two manufacturing operations ($2.6 million). The special charge amount includes $6.7 million relating to workforce reductions in North America, Europe and Australia. Included in the workforce reductions were 143 employees from manufacturing, 19 employees from sales and marketing, 19 employees from administration and 9 employees from research and development. We recorded a charge of $2.5 million for provision against collection of accounts receivable in Asia as a result of the economic slow-down in the region during fiscal 1999. During fiscal 2000, we commenced the transfer of high-volume production to low-cost manufacturing locations and the consolidation of certain manufacturing expertise into fewer production facilities. As a result, we incurred charges of $8.8 million related to the write-off of molds and $0.3 million related to facility closure costs.

     Net Interest Expense and Foreign Currency Gain/(Loss).

      Our net interest expense totaled $23.5 million for fiscal 2001 compared to $19.3 million for fiscal 2000, an increase of $4.2 million. The increase was due primarily to increased borrowing rates, waiver fees and borrowing levels in fiscal 2001 compared to fiscal 2000.

     Provision for Income Taxes.

      Our combined state, federal and foreign tax rate was approximately 32.0% for fiscal 2001 compared to 83.9% for fiscal 2000.. We had net deferred tax assets on our balance sheet as of March 31, 2001 amounting to approximately $46.7 million.

     Minority Interest.

      Our minority interest income totaled $0.3 million for fiscal 2001 compared to $0.6 million for fiscal 2000, a decrease of $0.3 million. The decrease was due primarily to lower operating losses incurred during fiscal 2001 by several of our joint venture entities whose results are included in the consolidated statements of operations.

     Extraordinary Item.

      In June 2000, we purchased $5.0 million of our 6 7/8% Senior Notes due 2008. As a result, we recorded an extraordinary gain of $1.5 million, net of tax of $0.9 million, resulting from the difference between the carrying value of the notes and the purchase price. The purchase was funded by our credit facility and resulted in a decline in net borrowings.

     Management Assessment of Operating Results

      Management believes that fiscal 2001 and 2000 operating results are best understood when costs associated with implementing our strategic initiatives and the impact of currency devaluation in Brazil are excluded from recorded operating results. In the following paragraphs, we present gross profit and gross margin, operating expenses, operating income/ (loss), and net income/ (loss) as adjusted to exclude the charges associated with our strategic initiatives, including the transition costs associated with executing our strategic initiatives, the currency devaluation in Brazil and accounts receivable write-offs due to a customer bankruptcy. We consider these measures to be useful as they provide an additional basis upon which to evaluate our ability to fund our operations, growth and other capital expenditures. However, these measures are not indicators of performance under generally accepted accounting principles and may not be comparable to information reported by other companies. Further, these measures do not replace gross profit, total operating expenses, operating income (loss) and net income (loss) as indicators of our operating performance or cash flow as a measure of liquidity.

      Gross Profit and Gross Margin. In calculating gross profit, we wrote-off $25.6 million of inventory in fiscal 2001 and $7.2 million of inventory in fiscal 2000 and recorded $11.3 million of transition costs in fiscal 2001 associated with our strategic initiatives. If these inventory write-offs and transition costs were excluded, gross profit would have been $232.8 million in fiscal 2001 and $240.3 million in fiscal 2000, a decrease of 3.1%. Gross profit as a percentage of net sales, or gross margin, after adjusting for the inventory write-offs and transition costs, decreased to 42.7% for fiscal 2001 from 44.2% for fiscal 2000. The gross margin decrease was principally due to continued underabsorption of overhead of $7.4 million caused by reduced production levels and product mix changes. We experience price competition, which can be severe in certain markets, particularly for our standard products.

      Operating Expenses. In fiscal 2001, special charges of $91.1 million, transition costs of $6.3 million and charges associated with the devaluation of the Brazilian Real of $3.1 million were included in operating expenses. In fiscal 2000, special charges of $22.3 million, Brazilian Real devaluation charges of $0.3 million and charges of $1.3 million related to the write-off of accounts receivable due to the bankruptcy of a customer in North America were included in operating expenses. If these special charges, transition costs, currency devaluation and receivable write-offs were excluded from operating expenses, operating expenses would have been $169.7 million in fiscal 2001 and $187.4 million in fiscal 2000, a decrease of $17.7 million or 9.4%. Operating expenses, excluding the special charges, transition costs, currency devaluation and receivable write-offs for fiscal 2001 as a percentage of net sales were 31.1% as compared to 34.5% for fiscal 2000.

      Operating Income/(Loss). Operating income, excluding the special charges of $91.1 million, transition costs of $17.5 million, inventory write-offs of $25.6 million, and currency devaluation charges of $3.1 million in fiscal 2001 and excluding special charges of $22.3 million, inventory write-offs of $7.2 million, currency devaluation of $0.3 million and accounts receivable write-offs of $1.3 million in fiscal 2000, would have been $63.0 million in fiscal 2001 and $52.9 million in fiscal 2000, an increase of $10.1 million, or 19.1%.

      Net Income/(Loss). In fiscal 2001, if the special charges of $91.1 million, transition costs of $17.5 million, inventory write-offs of $25.6 million, foreign currency devaluation charge of $3.1 million, extraordinary gain of $1.5 million and associated taxes of $43.6 million were excluded, our net income would have been $25.7 million. In fiscal 2000, if the special charges of $22.3 million, inventory write-offs of $7.2 million, foreign currency devaluation charge of $0.3 million, receivable write-offs of $1.3 million and associated taxes of $9.1 million were excluded, our net income would have been $22.7 million. As a result, our adjusted net income increased $3.0 million, or 13.3%, from fiscal 2000 to fiscal 2001.

Liquidity and Capital Resources

      Our operating activities generated $21.9 million in cash in fiscal 2002 compared to $31.8 million in fiscal 2001 and $23.5 million in fiscal 2000. The decrease in cash flows from operations in fiscal 2002 resulted from the reduction in liabilities associated with strategic initiatives and financing costs associated with debt refinancings. The increase in cash flows from operations in fiscal 2001 compared to fiscal 2000 was primarily the result of decreased investments in working capital.

      Our inventories as a percentage of annualized net sales for fiscal 2002, fiscal 2001, and fiscal 2000 were 15.0%, 16.2%, and 23.2%, respectively. The decrease in fiscal 2002 was a result of the strategic initiatives implemented during fiscal 2001 to reduce inventory levels. The decrease in fiscal 2001 was a result of the strategic initiatives and $25.6 million inventory write-off. Accounts receivable as a percentage of annualized net sales for fiscal 2002, fiscal 2001, and fiscal 2000 were 20.9%, 21.8%, and 21.9%, respectively. The decrease in fiscal 2002 was a result of improved collections. Fiscal 2001 was consistent with fiscal 2000.

      During fiscal 2002, net cash expended on investing activities amounted to $15.6 million. Included in this amount was $17.1 million of capital expenditures and $5.9 million related to investments in molds, offset in part, by proceeds from the disposal of a $1.2 million trade investment and $5.5 million from the sale of a building in Petaluma, California. During fiscal 2001, net cash expended on investing activities amounted to $37.6 million. Included in this amount was $20.9 million of capital expenditures, $15.4 million for the acquisition of Oracle Lens Manufacturing Corporation, a polycarbonate lens manufacturer in Rhode Island, and $2.5 million for the acquisition of the remaining 65% interest in a wholesale laboratory group located in Australia and New Zealand. Partially offsetting these expenditures was $6.4 million of net proceeds received from the sale of land in Petaluma, California. During fiscal 2000, net cash expended on investing activities amounted to $32.8 million. Of this amount, $20.1 million represented capital expenditures, $5.6 million related to investment in a joint venture in India and other trade investments, and $4.1 million was for the acquisition of a wholesale laboratory in Portugal in December 1999.

      We anticipate capital expenditures, including molds, of approximately $31 to $36 million in fiscal 2003.

      Our net cash provided by financing activities amounted to $36.2 million in fiscal 2002, primarily as a result of the net impact of our issuance of 11% Senior Notes, the proceeds of which were primarily used to repay our credit facility. Net cash provided by financing activities amounted to $13.9 million in fiscal 2001, primarily from borrowings on our credit facilities. Cash outflows in fiscal 2001 included $8.2 million related to a stock buy back under our stock repurchase program. Additionally, in the first quarter of fiscal 2001, we purchased $5.0 million of our 6 7/8% Senior Notes due 2008 for $2.7 million, resulting in an extraordinary gain of $1.5 million, net of tax. Net cash provided by financing activities amounted to $7.1 million in fiscal 2000, primarily from borrowings on our credit facilities.

      On April 17, 2001, we completed the sale of €205 million ($182.0 million at date of sale) of 11% Senior Notes due March 15, 2008 through a private placement to qualified institutional buyers pursuant to Rule 144A and to persons outside of the United States in compliance with Regulation S. The notes are senior unsecured obligations and rank equally with all of our existing and future unsecured debt. Interest on the notes is payable semi-annually on each September 15 and March 15.

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

      In addition to our outstanding 6 7/8% Senior Notes and 11% Senior Notes, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of March 31, 2002, the total borrowing capacity available to our foreign subsidiaries under such local facilities was approximately $13.6 million, of which $0.2 million had been utilized.

      On July 26, 2001, we entered into a three-year $45 million secured revolving credit facility (“Credit Agreement”) maturing on July 27, 2004. Borrowings under the Credit Agreement may be made as either U.S. Dollar Alternate Base Rate (“ABR”) loans or Eurodollar loans. ABR loans bear interest at a rate per annum equal to the greater of (a) the Prime Rate in effect on such day, or (b) the Federal Funds Effective Rate in effect on such day plus 0.5%, plus in either case, an applicable percentage based on our adjusted leverage ratio. The Eurodollar loans bear interest at a rate per annum equal to the LIBOR Rate plus an applicable percentage based on our adjusted leverage ratio. At March 31, 2002, there was no debt outstanding under this agreement and the borrowing base amounted to $43.6 million.

      The Credit Agreement contains a number of covenants, including, among others, covenants restricting us and our subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and our ability to enter into certain transactions with affiliates. In addition, the Credit Agreement requires us to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures. As of March 31, 2002, we were in compliance with all covenants.

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

Contractual Obligations and Commercial Commitments

      The following table summarizes our contractual obligations at March 31, 2002, and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations	Total	2003	2004	2005	2006	Thereafter

	(In thousands)
Notes payable	$170	$170	$—	$—	$—	$—
Long-term debt, including capital leases	9,182	4,140	1,661	1,070	1,020	1,291
Senior notes	273,203	—	—	—	—	273,203
Operating leases	10,312	2,965	2,600	1,829	1,236	1,682
Unconditional purchase obligations	4,092	4,092	—	—	—	—

Total contractual obligations	$296,959	$11,367	$4,261	$2,899	$2,256	$276,176

      As of March 31, 2002, we had no debt outstanding under our Bank Credit Agreement. We have two standby letters of credit amounting to $2.7 million, of which $2.1 million expires April 23, 2003 and $0.6 million expires May 31, 2003.

Currency Exchange Rates

      As a result of our worldwide operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. The principal effect of currency exchange rates on our results of operations and financial position is the impact on our Euro-denominated debt and translation adjustments for subsidiaries where the local currency is the functional currency. Translation adjustments for functional local currencies have been recorded to shareholders’ equity.

      Certain countries have been determined to be hyperinflationary in fiscal 2002 as defined under the provisions of Emerging Issues Task Force (EITF) Issue No. D-55, Determining a Highly Inflationary Economy under FASB Statement No. 52 and EITF Issue No. D-56, Accounting for a Change in Functional Currency and Deferred Taxes When an Economy Becomes Highly Inflationary. Accordingly, the results of our entities located in those countries are being accounted for in accordance with the provisions of these pronouncements.

      Because a portion of our debt and associated interest is non-U.S. Dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps or forward contracts. Since July 27, 2001, we have transacted four foreign exchange contracts to hedge our interest expense exposure associated with the semi-annual coupon payments due September 15, 2001, March 15, 2002, September 15, 2002 and March 15, 2003 on our €205 million 11% Notes. In addition, we have entered into other foreign exchange contracts to hedge portions of our accounts payable exposure. As of March 31, 2002, we had the September 15, 2002 and March 15, 2003 foreign exchange contracts, in addition to the other foreign exchange contracts, outstanding as described above. We do not hold derivative financial instruments for speculative or trading purposes.

Seasonality

      Our business is somewhat seasonal, with fiscal third quarter results generally weaker than the other three quarters as a result of lower sales during the holiday season. Fiscal fourth quarter results are generally the strongest.

Inflation

      Inflation continues to affect our cost of the goods and services that we use. The competitive environment in many markets limits our ability to recover higher costs through increased selling prices, and we are subject to price erosion in many of our standard product lines. We seek to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. For a description of the effects of inflation on our reported revenues and profits and the measures taken by us in response to inflationary conditions, see “Currency Exchange Rates” above.

European Union Conversion to the “Euro‘

      We had instituted a “Euro” conversion team in preparation for the conversion of twelve member states of the European Monetary Union by January 1, 2002 to a common currency, the “Euro.” The financial impact of the conversion to a Euro based currency was not material to our consolidated financial position, results of operations or cash flows.

Impact of Recently Issued Accounting Standards

      We adopted SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, as of April 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. Since July 27, 2001, we have transacted four foreign exchange contracts to hedge our interest expense exposure associated with the semi-annual coupon payments due September 15, 2001, March 15, 2002, September 15, 2002 and March 15, 2003 on our €205 million 11% Notes. In addition, we have entered into other foreign exchange contracts to hedge portions of our accounts payable exposure. As of March 31, 2002, we had the September 15, 2002 and March 15, 2003 foreign exchange contracts, in addition to the other foreign exchange contracts, outstanding as described above. We recognize the gain or loss on our foreign exchange contracts in the period incurred. The transition adjustments upon adoption of SFAS No. 133 were not material. We do not hold derivative financial instruments for speculative or trading purposes.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 Business Combinations, which establishes financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. We have adopted SFAS No. 141 with the first quarter of fiscal 2002, and the adoption of SFAS No. 141 had no material impact on our financial reporting and related disclosures.

      In July 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. We have elected to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002 and have disclosed the impact of adopting SFAS No. 142 on our consolidated financial statements in Note 4 of Notes to the Consolidated Financial Statements.

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

      In April 2002, the FASB issued SFAS 145 Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as well as FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 will be adopted during fiscal year 2003. We do not anticipate that adoption of this statement will have a material impact on our consolidated balance sheets or consolidated statements of operations.

      In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than its annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The adoption of the elements pertaining to EITF Issue No. 00-25 and 01-09 did not have a material impact on our consolidated financial position or results of operations.

Risk Factors

      Certain of the matters discussed in this report or in the information incorporated by reference may constitute forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described below, as well as changes in the regulation of the spectacle lens industry at either or both of the federal and state levels, competitive pressures in the spectacle lens industry and our response to these factors, and general conditions in the economy and capital markets.

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

      Some of our competitors have significantly greater financial resources than we do to fund expansion and research and development. Within a particular market, certain of our competitors may enjoy a “home-country” advantage over foreign competition. We also face competition from a number of our principal competitors, such as Essilor and Hoya, that are vertically integrated with processing laboratories to a greater extent than we are. This integration limits the number of independent processing laboratories to which we can market products. Since their acquisition by Essilor and Hoya, these laboratories have decreased the purchase of our products. Our sales to Essilor and Hoya owned laboratories were approximately 3.5% of net sales in fiscal 2002. We are vertically integrated in Europe and Asia, but not in the United States.

We are subject to certain risks associated with our foreign operations.

      We have manufacturing and distribution sites in three major regions: North America (including Mexico), Europe and Rest of World (comprised primarily of Australia, Asia and South America). Approximately 58% of our net sales in the fiscal year ended March 31, 2002 were derived from the sale of products outside the United States. As a result, a significant portion of our sales and operations are subject to the risks inherent in international operations, including:

•	developments in the foreign political and economic environment may have an adverse effect on operations in those countries;

•	tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	we may find it difficult to manage a large organization spread throughout various countries, including staffing and managing foreign operations;

•	we may have difficulty enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers may have longer payment cycles than customers in the United States; and

•	we may find it difficult to comply with a variety of foreign laws and regulations.

      As we continue to expand our business globally, our success will be dependent, in part, on our ability to effectively manage these and other risks. These and other factors could have a material adverse effect on our international operations or our business as a whole. Our cash flow is comprised of a variety of currencies. Although we may enter into currency swap agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt obligations, these hedging transactions, if entered into, will not eliminate that risk entirely. As a result of our worldwide operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Currency Exchange Rates” and “— Inflation.”

We may not be able to continually reduce manufacturing costs.

      To maintain and/or strengthen our competitive position within the spectacle lens industry, we must continually reduce our product manufacturing costs and operating expenses. In addition to normal cost reduction activities, we have initiated product migration and standardization activities and reduced the number of people employed worldwide. These reductions were necessary to help offset price decreases, inflationary pressures and changes in product and regional mix. To the extent our cost reduction activities are unsuccessful, in part or in full, our ability to compete may be significantly impacted.

We concentrate a large part of our manufacturing operations in Tijuana, Mexico.

      Currently, approximately 46% of our manufacturing operations are based in three facilities in Tijuana, Mexico. A fire, flood, earthquake, war, work stoppage, supply shortage or disruption, adverse government action or other disaster or condition could result in a loss of production capabilities and, accordingly, impede our ability to meet our customers’ requirements.

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

      Most of the raw materials used in our products are readily available from a number of suppliers at competitive prices, and we have not experienced any significant shortages in obtaining raw materials. While there are currently multiple suppliers of polycarbonate and monomer raw materials, we purchase over 50% of those materials from three suppliers. The loss of any of these suppliers, or a significant decrease in the supply of polycarbonate or monomer, would require us to obtain these raw materials elsewhere. If we were unable to obtain polycarbonate or monomer from other suppliers at acceptable prices, we might realize lower margins and experience difficulty in meeting our customers’ requirements. In addition, our photochromic lenses are processed by a third party using technology that is proprietary to it.

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

      We have substantial indebtedness that may limit our ability to respond to market conditions (including our ability to satisfy capital expenditure requirements) or to meet our contractual or financial obligations. In addition, the debt instruments governing our indebtedness are subject to covenants that could limit our ability to conduct our business. Furthermore, our ability to satisfy our obligations depends on our future performance. Our future performance is subject to prevailing economic conditions and to financial, business and other factors, including factors beyond our control. Interest on our $100 million aggregate principal amount of 6 7/8% Senior Notes due 2008 and €205 million aggregate principal amount of 11% Notes due 2008 will be payable in cash semi-annually through and including March 15, 2008. Although we believe that cash flow from operations will be sufficient to meet all of our debt service requirements and to fund our capital expenditure requirements, we cannot guarantee that this will be the case.

Our Charter and By-laws contain antitakeover provisions that could make the acquisition of SOLA more difficult.

      Certain provisions of Delaware law and our certificate of incorporation and by-laws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of SOLA. For example, our by-laws include advance notice procedures for stockholders to nominate candidates for election as directors as well as to submit proposals for consideration at stockholders’ meetings. We have also adopted a shareholder rights plan that could have the effect of delaying or hindering a possible takeover of SOLA. In addition, we are subject to the anti-takeover provisions of Section 203 of the

Delaware General Corporation Law, which could have the effect of delaying or preventing a change in control of SOLA.

Risks Relating to our Common Stock

The public market for our common stock has been and may continue to be volatile.

      The market price of our common stock is highly volatile and could fluctuate significantly in response to various factors, including:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of new products by us or our competitors;

•	changes in financial estimates by securities analysts;

•	trends in our business environment, including competitive and pricing pressures; and

•	general market conditions and other factors.

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

      Our quarterly operating results have varied in the past, and we expect that our quarterly operating results will continue to vary in future periods depending on a number of factors, including seasonal variances in demand for our products, the cost of product introductions, changes in product mix, our ability to control costs, capital expenditures, working capital requirements and other factors described in this “Risk Factors” section of this report. For example, all other factors aside, our results are generally weakest in the third quarter as a result of lower sales during the holiday season and strongest in the fourth quarter. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Quantitative Disclosures

      We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business.

      Interest Rate Risk. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. During fiscal 2002, fixed rate debt consisted primarily of outstanding balances on Senior Notes.

      The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of March 31, 2002:

	Expected Maturity Date (as of March 31, 2002)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(Dollars in thousands)
Long-term debt:
Fixed rate debt	$3,635	$1,207	$644	$631	$699	$273,487	$280,303	$283,815
Weighted average interest rate	6.28%	5.74%	4.29%	4.49%	2.39%	9.53%	9.44%
Long-term debt:
Variable rate debt	$505	$454	$426	$389	$282	$26	$2,082	$2,082
Weighted average interest rate	4.34%	4.30%	4.30%	4.28%	4.24%	1.25%	4.26%

      Currency Rate Risk. We are exposed to currency exchange rate fluctuations on our €205 million 11% Notes, due 2008. At March 31, 2002, we had outstanding two forward exchange contracts to hedge our interest expense exposure associated with the semi-annual coupon payments due September 15, 2002 and March 15, 2003 on our €205 million 11% Notes. Our subsidiaries primarily operate in foreign markets and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies. Accordingly, there are no quantitative disclosures related to borrowings by our subsidiaries.

      The following table presents the future principal cash flows and weighted average interest rates expected on the #205 million 11% Notes, due 2008 as well as the contract amount and weighted average settlement price of the outstanding forward exchange contracts. Fair values have been determined based on quoted market prices as of March 31, 2002:

	Expected Maturity Date (as of March 31, 2002)

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total	Fair Value

	(Dollars in thousands)
Long-term debt:
Fixed rate debt	—	—	—	—	—	$178,432	$178,432	$187,353
Weighted average interest rate	—	—	—	—	—	11%	11%
Forward exchange contracts:
Contract amounts Due 4/12/02	$6,419	—	—	—	—	—	$6,419	$6,499
Contract amounts Due 4/25/02	$420	—	—	—	—	—	$420	$413
Contract amounts Due 5/24/02	$420	—	—	—	—	—	$420	$413
Contract amounts Due 6/25/02	$420	—	—	—	—	—	$420	$414
Contract amounts Due 7/25/02	$420	—	—	—	—	—	$420	$415
Contract amounts Due 8/23/02	$420	—	—	—	—	—	$420	$416
Contract amount due 9/15/02	$9,834	—	—	—	—	—	$9,834	$9,765
Contract amounts Due 9/25/02	$420	—	—	—	—	—	$420	$417
Contract amounts Due 10/25/02	$420	—	—	—	—	—	$420	$420

	Expected Maturity Date (as of March 31, 2002)

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total	Fair Value

	(Dollars in thousands)
Contract amounts Due 11/25/02	$420	—	—	—	—	—	$420	$422
Contract amounts Due 12/24/02	$420	—	—	—	—	—	$420	$423
Contract amounts Due 1/14/03	$420	—	—	—	—	—	$420	$421
Contract amount due 3/15/03	$9,832	—	—	—	—	—	$9,832	$9,737
Weighted average settlement price	.9430	—	—	—	—	—	.9430

Qualitative Disclosures

      Interest Rate Risk. Our primary interest rate risk exposures relate to:

•	Our ability to pay or refinance long-term borrowings at maturity at market rates;

•	The impact of interest rate movements on our ability to meet interest expense requirements and financial covenants; and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations or business acquisitions.

      We manage interest rate risk on our outstanding long-term borrowings through the use of fixed rate debt. While we cannot predict our ability to refinance existing debt, or the impact interest rate movements might have on existing debt, we evaluate our financial position on an ongoing basis. Because the majority of our debt is fixed rate in nature, an increase of 10% in interest rates would not have a material increase in our interest expense for the next 12 months.

      Currency Rate Risk. Our primary currency rate risk exposures relate to:

•	Our global operations, whereby approximately 58% of our revenues are derived from operations outside the United States, denominated in currencies other than the U.S. Dollar;

•	The ability of our operations to satisfy cash flow requirements of predominantly Euro and U.S. Dollar denominated long-term debt without the need to repatriate earnings and profits, which are denominated in currencies other than the Euro and U.S. Dollar;

•	Our investments in foreign subsidiaries being primarily directly from the U.S. parent, resulting in U.S. Dollar investments in foreign currency functional companies; and

•	The location of our operating subsidiaries in a number of countries that have seen significant exchange rate changes against the U.S. Dollar, primarily downward in recent years, such as Brazil, Mexico, China, Venezuela and other Asian countries.

      We manage our currency rate risks through a variety of measures. In certain limited instances, subsidiaries, after obtaining approval from our head office, will enter into forward exchange contracts in connection with inter-company purchases and sales of products. These contracts do not extend longer than one year and are immaterial to the overall operations of the group. Subsidiaries operating in high inflation environments protect margins by methods that include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible. We disclose constant exchange rate net sales performances in the aggregate, as well as by region, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For more information, see “— Currency Exchange Rates.”

Item 8.     Financial Statements and Supplementary Data

      The response to this item is submitted as a separate section of this report. See Item 14.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The following table sets forth information with respect to the executive officers and directors of Sola as of June 17, 2002.

Name	Age	Position

Maurice J. Cunniffe	69	Chairman of the Board
Jeremy C. Bishop	52	President and Chief Executive Officer, Director
Douglas D. Danforth	79	Director
A. William Hamill	54	Director
Neil E. Leach	63	Director
Hamish Maxwell	75	Director
Jackson L. Schultz	76	Director
Steven M. Neil	50	Executive Vice President, Finance, Chief Financial Officer, Secretary and Treasurer
Barry J. Packham	55	Executive Vice President, Manufacturing and Logistics
Mark Ashcroft	40	President, Europe and Americas
Adrian Walker	49	Vice President, Regional Director, Asia
Karen Roberts	39	Vice President, Product Development
Simon Edwards	35	Vice President, Research & Development
Wayne Rockall	46	Vice President, Regional Director, Australasia
Gaetano Sciuto	34	Vice President, Sunlens Division

      Maurice J. Cunniffe was appointed Chairman of the Board of Directors in November 2000. He has been a director since December 1996. He is Chairman and Chief Executive Officer of A.O. Capital Corporation.

      Jeremy C. Bishop was appointed Chief Executive Officer and President and a director in April 2000. Prior to his appointment, he served as President of the American Optical business, a position held since our purchase of American Optical Corporation’s ophthalmic business in June 1996. He joined American Optical Corporation in November 1990 as Vice President of European Operations.

      Douglas D. Danforth has been a director since December 1994. He was Chairman and Chief Executive Officer of Westinghouse Electric Corporation from 1983 to 1987. He is a director of Atlantic Express Transportation Corp and Enivosource. He was a former director of Travelers, PNC Bank, PPG Industries, Rubbermaid, and The Whirlpool Corporation. He also served as Chairman and CEO of the Pittsburgh Pirates Baseball Club from 1987 to 1994.

      A. William Hamill has been a director since December 1996. Mr. Hamill is President of H3 Companies LLC, an investments and advisory firm. From 1999 until May 2001, he served as Executive Vice President and Chief Financial Officer of United Dominion Realty Trust, Inc. Prior to joining Union Dominion, he served as Executive Vice President and Chief Financial Officer of Union Camp Corporation, from June 1996 to April 1999, and previously served as managing director of Morgan Stanley & Co. Incorporated. He is a director of NTELOS Inc.

      Neil E. Leach has been a director since November 2000. He is Chairman of the Board and Chief Executive Officer of Barnie’s Coffee and Tea Company (formerly a division of Sara Lee). He is Managing Director of Coastal Development Associates LLC since 1987 and has founded and led a number of companies both in and outside the optical industry including Multifocal Rx Lens Laboratory Inc. and affiliated laboratories for the past 43 years. He is also past Chairman of Microtool and Instruments, Inc. and a director of Intercontinental Bank, which was acquired by Bank of America.

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

      Jackson L. Schultz has been a director since November 1995. Following a career in the United States Navy, where he retired as a Captain, Mr. Schultz joined Wells Fargo Bank in 1970, retiring in 1990 as Senior Vice President responsible for Public and Governmental Affairs. He is a past Director of the Bank of San Francisco and the Cooper Development Company. He was a member of the Advisory Board to the United States Navy Exchange Command, and also serves as Vice Chairman and a Governor of Claremont McKenna College Rose Institute of State and Local Government.

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

      Mark Ashcroft was appointed President, American Commercial Operations in January 2002. He also is Vice President, Europe, a position he has held since his appointment in October 1999. He joined us in August 1998 as Managing Director of Sola UK, based in Birmingham, England. From 1994 to 1998, he served as a Director of Applied Chemicals International Pty Ltd., with responsibility for Strategy and Market development, based in Melbourne, Australia.

      Adrian P. Walker was appointed Vice President, Asia and Middle East in October 1999. He joined Sola as Regional Director, Asia in November 1996. Mr. Walker held a number of general management positions with subsidiaries of BTR plc. from March 1980 to November 1996. He was most recently General Manager of ACI Laminates and Insulations, based in Melbourne, Australia from July 1995 to October 1996. From August 1992 to July 1995 he was Managing Director of Dunlop Slazenger (Far East), in Malaysia, and from April 1985 to July 1992 was General Manager, Serck Services (Gulf) Ltd., in the United Arab Emirates.

      Karen Roberts was appointed Vice President, Product Development in September 2000. Prior to that time, she served as Vice President, Product Development for American Optical, our subsidiary previously based in Del Mar, California, since 1998. She served as New Products Manager for Sola based in Lonsdale, South Australia from June 1992 until May 1998.

      Simon Edwards was appointed Vice President, Research & Technology in August 2001. He served as Technical Director of Research Laboratories of Australia from 1999 to 2001. Previous to that he had joined Sola in 1989 and served with Sola in the role of Director of Optical Lens Design from 1996 until 1998.

      Wayne Rockall was appointed Vice President, Australasia upon his joining Sola in October 1999. From 1992 to 1999, he served as Commercial Director of United Distillers and Vintners division of Diageo Plc., with responsibility for key accounts, in addition to field sales training and development, customer service and export.

      Gaetano Sciuto was appointed Vice President, Sunlens Division in July 2001. Prior to that time, he served as General Manager of the Sunlens Division. From 1998 to 2000, he served as Director for Sunlens’ European operations. From 1996 to 1998, he was Vice President of Sales and Marketing for Lotto Sport U.S.A.

Section 16(a) Beneficial Ownership Reporting Compliance

      Information regarding Section 16(a) reporting compliance is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 11.     Executive Compensation

      Information regarding executive and director compensation is included under the captions “Executive Compensation” and “Director Compensation” in our proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information regarding security ownership is included under the caption “Ownership of SOLA Common Stock” in our proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated by reference herein. Information regarding equity compensation plans is included under the caption “Equity Compensation Plan Information” in our proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13.     Certain Relationships and Related Transactions

      Information regarding certain relationships and related party transactions is included under the caption “Certain Transactions” in our proxy statement for the 2002 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 14.     Exhibits, Financial Statement Schedule and Reports on Form 8-K

      (a) Documents Filed as Part of this Report:

1. Financial Statements.
Report of PricewaterhouseCoopers LLP, Independent Accountants	F-2
Consolidated Balance Sheets as of March 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the years ended March 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the years ended March 31, 2002, 2001 and 2000	F-6
Notes to Consolidated Financial Statements	F-7

2. Supplemental Information.
Quarterly Financial Data	S-1

3. Financial Statement Schedule.
Valuation and Qualifying Accounts	S-2

4. List of Exhibits	E-1

      (b) Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLA INTERNATIONAL INC.
(Registrant)

Date: June 17, 2002

By:	/s/STEVEN M. NEIL

Steven M. Neil
Executive Vice President, Finance, Chief
Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

      Each person whose signature appears below hereby appoints Jeremy C. Bishop and Steven M. Neil and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended March 31, 2002 necessary or advisable to enable Sola International, Inc. to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAURICE J. CUNNIFFE Maurice J. Cunniffe	Chairman of the Board	June 17, 2002

/s/ JEREMY C. BISHOP Jeremy C. Bishop	President and Chief Executive Officer, Director (Principal Executive Officer)	June 17, 2002

/s/ STEVEN M. NEIL Steven M. Neil	Executive Vice President, Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	June 17, 2002

/s/ DOUGLAS D. DANFORTH Douglas D. Danforth	Director	June 17, 2002

/s/ A. WILLIAM HAMILL A. William Hamill	Director	June 17, 2002

Signature	Title	Date

/s/ NEIL E. LEACH Neil E. Leach	Director	June 17, 2002

/s/ HAMISH MAXWELL Hamish Maxwell	Director	June 17, 2002

/s/ JACKSON L. SCHULTZ Jackson L. Schultz	Director	June 17, 2002

SOLA INTERNATIONAL INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SOLA International Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of SOLA International Inc. and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill in fiscal year 2002, so as to comply with the Statement of Financial Accounting Standard 142 “Goodwill and Other Intangible Assets.”

PRICEWATERHOUSECOOPERS LLP

San Jose, California

May 24, 2002

SOLA INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

	March 31,

	2002	2001

	(In thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$68,419	$26,149
Trade accounts receivable, less allowance for doubtful accounts of $8,395 and $9,201 at March 31, 2002 and 2001, respectively	114,993	123,478
Inventories, net	82,586	91,302
Deferred taxes, current	18,584	24,508
Prepaids and other current assets	15,509	15,589

Total current assets	300,091	281,026
Property, plant and equipment, net	164,465	156,151
Goodwill and other intangibles, net	190,719	190,443
Deferred taxes, long-term	33,760	22,191
Other long-term assets	24,030	12,564

Total assets	$713,065	$662,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$170	$402
Current portion of long-term debt	4,140	4,076
Accounts payable	68,546	63,578
Accrued liabilities	43,470	45,919
Accrued payroll and related compensation	25,390	32,323
Other current liabilities	1,288	2,918

Total current liabilities	143,004	149,216
Long-term debt, less current portion	5,042	10,180
Bank debt	—	150,000
Senior notes	273,203	94,730
Deferred taxes, long-term	14,973	8,950
Other long-term liabilities	15,481	13,924

Total liabilities	451,703	427,000

Commitments and contingencies (Notes 17 and 19)
Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 24,938 shares issued as of March 31, 2002 and March 31, 2001, and 24,532 and 23,709 shares outstanding as of March 31, 2002 and March 31, 2001, respectively	249	249
Additional paid-in capital	286,169	281,434
Retained earnings	23,909	4,791
Cumulative other comprehensive loss	(46,329)	(43,069)
Common stock in treasury, at cost — 406 and 1,229 shares at March 31, 2002 and March 31, 2001, respectively	(2,636)	(8,030)

Total shareholders’ equity	261,362	235,375

Total liabilities and shareholders’ equity	$713,065	$662,375

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2002	2001	2000

	(In thousands, except per share data)
Net sales	$529,505	$545,432	$543,445
Cost of sales	315,213	349,556	310,340

Gross profit	214,292	195,876	233,105

Research and development expenses	13,053	14,857	20,010
Selling and marketing expenses	101,735	105,623	106,102
General and administrative expenses	47,683	52,006	56,927
Amortization	44	6,610	5,957
Special charges	28	91,065	22,319

Operating expenses	162,543	270,161	211,315

Operating income/(loss)	51,749	(74,285)	21,790
Interest income	2,302	2,123	1,451
Interest expense	(30,875)	(25,575)	(20,760)
Foreign currency gain/(loss)	1,859	(2,755)	(1,416)

Income/(loss) before benefit/(provision)for income taxes, minority interest and extraordinary item	25,035	(100,492)	1,065
Benefit/(provision) for income taxes	(7,010)	32,206	(894)
Minority interest	1,093	287	570

Income/(loss) before extraordinary item	19,118	(67,999)	741
Extraordinary item, net of tax	—	1,471	—

Net income/(loss)	$19,118	$(66,528)	$741

Net income/(loss) per share — basic:
Net income/(loss) per share before extraordinary item	$0.79	$(2.83)	$0.03
Extraordinary item	—	0.06	—

Net income/(loss) per share — basic	$0.79	$(2.77)	$0.03

Weighted average common shares outstanding	24,067	24,049	24,887

Net income/(loss) per share — diluted:
Net income/(loss) per share before extraordinary item	$0.78	$(2.83)	$0.03
Extraordinary item	—	0.06	—

Net income/(loss) per share — diluted	$0.78	$(2.77)	$0.03

Weighted average common and dilutive securities outstanding	24,583	24,049	25,069

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional			Cumulative
	Common Stock		Paid-in	Equity		Other	Treasury Stock		Total
			Capital	Loans	Retained	Comprehensive			Shareholders’
	Shares	Value	Value	Value	Earnings	Loss	Shares	Value	Equity

	(In thousands, except per share data)
Balances, March 31, 1999	24,867	$249	$280,525	$(50)	$70,578	$(18,940)		$—	$332,362
Comprehensive loss:
Net income					741				741
Foreign currency translation adjustments						(6,283)			(6,283)

Comprehensive loss									(5,542)

Common stock issued under stock option plans	70	—	686						686
Stock compensation			200						200
Tax benefit from exercise of stock options			56						56
Repayment of equity participation loans				40					40

Balances, March 31, 2000	24,937	249	281,467	(10)	71,319	(25,223)		—	327,802
Comprehensive loss:
Net loss					(66,528)				(66,528)
Foreign currency translation adjustments						(17,846)			(17,846)

Comprehensive loss									(84,374)

Purchase of common stock							(1,250)	(8,166)	(8,166)
Common stock issued under stock option plans	1	—	(60)				21	136	76
Tax benefit from exercise of stock options			27						27
Repayment of equity participation loans				10					10

Balances, March 31, 2001	24,938	249	281,434	—	4,791	(43,069)	(1,229)	(8,030)	235,375
Comprehensive income:
Net income					19,118				19,118
Foreign currency translation adjustments						(3,260)			(3,260)

Comprehensive income									15,858

Common stock issued under stock option plans	—	—	2,281				823	5,394	7,675
Tax benefit from exercise of stock options			2,454						2,454

Balances, March 31, 2002	24,938	$249	$286,169	$—	$23,909	$(46,329)	(406)	$(2,636)	$261,362

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income/(loss)	$19,118	$(66,528)	$741
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Minority interest in earnings	(1,093)	(287)	(570)
Depreciation	18,542	19,998	21,009
Amortization — goodwill and other intangibles	44	6,610	5,957
Amortization — debt issuance costs	2,543	986	478
Provision for excess and obsolete inventory	3,976	19,369	3,293
Provision for doubtful accounts	2,317	2,992	68
Tax benefit from exercise of stock options	2,454	27	56
Non-cash portion of special charges	767	74,289	15,669
Deferred taxes	1,155	(30,923)	3,170
Revaluation of senior notes	(3,577)	—	—
Gain on early extinguishment of debt	—	(2,306)	—
(Gain)/loss on disposal/sale of property, plant and equipment	167	(5,812)	(24)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	3,931	(8,916)	(6,616)
Inventories	3,340	9,342	(15,408)
Prepaids and other assets	(14,294)	(1,992)	(11,105)
Accounts payable — trade	(5,702)	3,354	4,306
Accrued and other current liabilities	(12,558)	7,425	2,018
Other long-term liabilities	721	4,207	484

Net cash provided by operating activities	21,851	31,835	23,526

Cash flows from investing activities:
Purchases of businesses	—	(17,917)	(4,059)
Disposal of/(investments in) joint ventures	1,183	(1,335)	(5,591)
Capital expenditures	(17,144)	(20,923)	(20,060)
Mold expenditures	(5,865)	(5,352)	(4,078)
Divestitures and other asset dispositions	5,500	7,816	—
Other investing activities	678	90	1,033

Net cash used in investing activities	(15,648)	(37,621)	(32,755)

Cash flows from financing activities:
Proceeds from the exercise of stock options	7,675	86	926
Net receipts/(payments) under notes payable to banks	2,426	(22,101)	7,947
Borrowings on long-term debt	3,572	4,531	944
Payments on long-term debt	(9,461)	(2,599)	(4,892)
Proceeds from bank debt	17,500	44,800	2,200
Repayment of bank debt	(167,500)	—	—
Issuance of senior notes	182,009	—	—
Purchase of treasury stock	—	(8,166)	—
Repurchase of senior subordinated notes	—	(2,678)	—

Net cash provided by financing activities	36,221	13,873	7,125

Effect of exchange rate changes on cash and cash equivalents	(154)	(790)	(622)

Net increase (decrease) in cash and cash equivalents	42,270	7,297	(2,726)
Cash and cash equivalents at beginning of year	26,149	18,852	21,578

Cash and cash equivalents at end of year	$68,419	$26,149	$18,852

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business and Basis of Presentation

      SOLA International Inc. (“Company”) designs, manufactures and distributes a broad range of eyeglass lenses, primarily focusing on the fast growing plastic lens segment of the global market. The Company operates in one business segment.

      The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.

      In order to continue its operations and meet its significant liquidity requirements, the Company must maintain profitable operations or obtain additional funds through equity or debt financing, bank financing, and other sources. Management believes that its existing cash balances, foreign credit facilities, internally generated funds and other potential financing alternatives will be sufficient to meet the Company’s capital, operating and debt service requirements for at least the next twelve months. If the Company is unable to generate adequate cash flow from sales of its products, the Company may need to seek additional sources of capital. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to the Company, or at all. If adequate funds are not available, the Company could be required to delay development or commercialization of certain products, or reduce the marketing, customer support, or other resources devoted to product development. Accordingly, the failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

2.     Summary of Significant Accounting Policies

     Principles of Consolidation:

      The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant transactions between the entities have been eliminated in the consolidation.

     Cash and Cash Equivalents:

      Cash equivalents consist primarily of highly liquid short-term investments with an original maturity of three months or less.

     Inventories:

      Inventories are stated at the lower of cost (first-in, first-out) or market.

     Property, Plant and Equipment:

      Property, plant and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets (buildings — 10 to 50 years; plant, molds and office equipment — 2 to 10 years). Leasehold improvements and leased equipment are amortized over the lesser of their useful lives or the remaining term of the related leases. Gains and losses on sale of assets are recorded in general and administrative expenses. Repairs and maintenance costs are expensed when incurred.

     Intangible Assets:

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company has elected to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002 (see Note 4). SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit.

      Intangible assets with finite lives, including trademarks, patents and licenses, are stated at cost and amortized on a straight-line basis over their estimated useful lives of 3 to 15 years. Legal costs incurred by the Company in successfully defending its patents are capitalized to patent costs and amortized over the remaining life of the patent.

     Other Assets:

      Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from 5 to 10 years. As of March 31, 2002 and 2001, accumulated amortization was $3.0 million and $1.6 million, respectively. The Company’s net debt issuance amortization costs were approximately $2.8 million, $0.3 million and $0.5 million for fiscal 2002, 2001, and 2000, respectively.

     Long-Lived Assets:

      The Company assesses potential impairments to its long-lived assets periodically in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any permanent impairment based on projected discounted cash flows using a discount rate commensurate with the risk inherent in the Company’s current business model.

     Foreign Currency Translation:

      The assets and liabilities and revenue and expense accounts of the Company’s foreign subsidiaries have been translated using the exchange rate at the balance sheet date and the weighted average exchange rate for the period, respectively.

      The net effect of the translation of the accounts of the Company’s subsidiaries has been included in equity as cumulative other comprehensive income (loss). Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in income as incurred.

     Revenue Recognition:

      The Company’s policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. Under specific conditions, the Company permits its customers to return or exchange products. The provision for estimated returns is recorded concurrently with the recognition of revenue based on historical sales returns and analysis of credit memo data. No individual customer accounts for more than 10% of net sales. The Company generally does not require collateral from its customers, but performs on-going credit evaluations of its customers.

      Shipping and handling fees charged to customers are included in net sales and the related costs are included in selling and marketing expenses.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Advertising and Promotion Costs:

      The Company’s policy is to expense advertising and promotion costs as they are incurred. The Company’s advertising and promotion expenses were approximately $6.1 million, $6.2 million and $7.5 million for fiscal 2002, 2001 and 2000, respectively.

     Income Taxes:

      The Company accounts for income taxes under the provisions of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

     Comprehensive Income/(Loss):

      Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. The change in comprehensive income for all periods presented resulted from foreign currency translation gains and losses.

     Reclassifications:

      Certain prior year items have been reclassified to conform with the current year’s presentation. These reclassifications had no impact on total assets, operating income/(loss) or net income/(loss).

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

     Business Risk and Concentration of Credit Risks:

      The Company operates manufacturing and distribution sites in all major regions of the world — North America (including Mexico), Europe, and Rest of World. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, exchange rates, tariffs and other trade barriers, staffing and managing foreign operations and potentially adverse tax consequences. Although the Company and its predecessors have been successfully conducting business outside of the United States since its inception in 1960, there can be no assurance that any of these factors will not have a material adverse effect on the Company’s financial condition, cash flows, or results of operations in the future.

      Cash and cash equivalents are invested in deposits with major banks in the United States and in countries where subsidiaries operate. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

      During fiscal 2002, the Company’s ten largest customers accounted for 23.8% of net sales, and the largest customer accounted for less than 6% of net sales. During fiscal 2002, six of the ten largest customers were located in North America and accounted for 14.1% of net sales. No single customer’s accounts receivable balance was greater than 3% of total accounts receivable.

      While there are currently multiple suppliers of polycarbonate and monomer raw materials, the Company purchases over 50% of those materials from three suppliers. The loss of any of these suppliers, or a significant decrease in the supply of polycarbonate or monomer, would require the Company to obtain these raw

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materials elsewhere. If the Company was unable to obtain polycarbonate or monomer from other suppliers at acceptable prices, it might realize lower margins and experience difficulty in meeting its customers’ requirements.

     Derivative Instruments:

      The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138 as of April 1, 2001. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the instruments. All of the Company’s derivative instruments are recorded at their fair value in other current assets or other accrued liabilities. The transition adjustment upon adoption of SFAS No. 133 was not material.

      On the date a derivative contract is entered into, the Company designates its derivative as either a hedge of the fair value of a recognized asset or liability (“fair-value” hedge), as a hedge of the variability of cash flows to be received (“cash-flow” hedge), or as a foreign-currency hedge. Changes in the fair value of a derivative are recorded in current period earnings. The Company’s derivative instruments at March 31, 2002 were designated as foreign currency fair-value hedges.

     Earnings/(Loss) Per Share:

      The following table sets forth the computation of basic and diluted earnings/(loss) per share for the fiscal years ended March 31, 2002, 2001 and 2000:

	Year Ended March 31,

	2002	2001	2000

	(In thousands,
	except per share data)
Numerator:
Income/(loss) before extraordinary item	$19,118	$(67,999)	$741
Extraordinary gain on early extinguishment of debt, net of tax	—	1,471	—

Net income/(loss)	$19,118	$(66,528)	$741

Denominator:
Weighted average common shares outstanding	24,067	24,049	24,887
Effect of dilutive securities — employee stock options	516	—	182

Weighted average common shares and dilutive securities outstanding	24,583	24,049	25,069

Net income/(loss) per share — basic:
Net income/(loss) per share before extraordinary item	$0.79	$(2.83)	$0.03
Extraordinary gain on early extinguishment of debt, net of tax	—	0.06	—

Net income/(loss) per share — basic	$0.79	$(2.77)	$0.03

Net income/(loss) per share — diluted:
Net income/(loss) per share before extraordinary item	$0.78	$(2.83)	$0.03
Extraordinary gain on early extinguishment of debt, net of tax	—	0.06	—

Net income/(loss) per share — diluted	$0.78	$(2.77)	$0.03

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options to purchase 1.4 million shares of common stock at a range of $13.74 to $41.44 per share and 2.0 million shares of common stock at a range of $9.71 to $41.44 per share were outstanding as of March 31, 2002 and March 31, 2000, respectively, but were not included in the computation of the diluted earnings per share for fiscal 2002 and fiscal 2000 because the options’ exercise price was greater than the average market price of the common shares. For the year ended March 31, 2001, approximately 3.4 million weighted average shares with exercise prices at a range of $4.63 to $41.44 per share were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for the period.

     Impact of Recently Issued Accounting Standards:

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 Business Combinations, which establishes financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. It requires that all business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001, and also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has adopted SFAS No. 141 with the first quarter of fiscal 2002, and the adoption of SFAS No. 141 had no material impact on its financial reporting and related disclosures.

      In July 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The Company has elected to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002 and has disclosed the impact of adopting SFAS No. 142 on its consolidated financial statements in Note 4.

      In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. In addition, SFAS No. 144 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 addresses the accounting for a segment of a business accounted for as a discontinued operation not previously addressed by SFAS No. 121. In addition, SFAS No. 144 also resolves significant implementation issues related to SFAS No. 121. The provisions of this Statement are effective starting with fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS No. 144 will have no material impact on its financial reporting and related disclosures.

      In April 2002, the FASB issued SFAS 145 Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as well as FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 will be adopted during fiscal year 2003. The Company does not anticipate that

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of this statement will have a material impact on its consolidated balance sheets or consolidated statements of operations.

      In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF agreed to change the transition date for Issue 00-14, dictating that a company should apply this consensus no later than its annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The adoption of the elements pertaining to EITF Issue No. 00-25 and 01-09 did not have a material impact on the Company’s consolidated financial position or its results of operations.

3.     Inventories

	March 31,

	2002	2001

	(In thousands)
Raw materials	$13,104	$16,084
Work in progress	3,510	3,744
Finished goods	65,972	71,474

	$82,586	$91,302

4.     Goodwill and Intangibles

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company has elected to early adopt SFAS No. 142 beginning with the first quarter of fiscal 2002. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather they will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The goodwill test for impairment consists of a two-step process that begins with an estimation of the fair value of a reporting unit. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. SFAS 142 requires an entity to complete the first step of the transitional goodwill impairment test within six months of adopting the Statement. As of March 31, 2002, the Company had completed both steps and had determined that there was no impairment of goodwill at that time.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles the Company’s net income/(loss) for the fiscal 2002, 2001, and 2000 adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported (in thousands, except per share data):

	March 31,

	2002	2001	2000

Reported income/(loss) before extraordinary item	$19,118	$(67,999)	$741
Add back: Goodwill amortization, net of tax effect	—	4,495	4,051

Adjusted income/(loss) before extraordinary item	$19,118	$(63,504)	$4,792

Reported net income/(loss)	$19,118	$(66,528)	$741
Add back: Goodwill amortization, net of tax effect	—	4,495	4,051

Adjusted net income/(loss)	$19,118	$(62,033)	$4,792

Earnings/(loss) per share — basic
Reported income/(loss) before extraordinary item	$0.79	$(2.83)	$0.03
Goodwill amortization	—	0.19	0.16

Adjusted income/(loss) before extraordinary item	$0.79	$(2.64)	$0.19

Earnings/(loss) per share — basic
Reported net income/(loss)	$0.79	$(2.77)	$0.03
Goodwill amortization	—	0.19	0.16

Adjusted net income/(loss)	$0.79	$(2.58)	$0.19

Earnings/(loss) per share — diluted
Reported income/(loss) before extraordinary item	$0.78	$(2.83)	$0.03
Goodwill amortization	—	0.19	0.16

Adjusted income/(loss) before extraordinary item	$0.78	$(2.64)	$0.19

Earnings/(loss) per share — diluted
Reported net income/(loss)	$0.78	$(2.77)	$0.03
Goodwill amortization	—	0.19	0.16

Adjusted net income/(loss)	$0.78	$(2.58)	$0.19

      Following are patent costs classified as intangible assets that continue to be subject to amortization(in thousands):

	March 31,

	2002	2001	2000

Gross carrying amount	$476	$476	$476
Accumulated amortization	(101)	(57)	(29)

Net carrying amount	$375	$419	$447

Aggregate amortization expense	$44	$28	$29

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated annual amortization expense for fiscal years ending (in thousands):

March 31, 2003	$43
March 31, 2004	43
March 31, 2005	43
March 31, 2006	43
March 31, 2007	43

      For fiscal 2002, goodwill increased $0.2 million due to an adjustment for goodwill relating to an acquisition which closed during fiscal 2001.

      During fiscal 2001 the Company incurred an impairment charge of $17.0 million included in special charges related to the impairment of goodwill associated with a prior acquisition of a lens manufacturing business. The impairment of the goodwill was based on an estimate of projected undiscounted cash flows, which were no longer deemed adequate to support the value of goodwill associated with the business. (See Note 13 of Notes to Consolidated Financial Statements).

5.     Property, Plant and Equipment

	March 31,

	2002	2001

	(In thousands)
Land, buildings and leasehold improvements	$34,997	$42,644
Machinery and office equipment	179,306	166,569
Equipment under capital leases	2,790	852
Molds	57,710	52,210

	274,803	262,275
Less accumulated depreciation and amortization	110,338	106,124

	$164,465	$156,151

      Depreciation expense for fiscal 2002, 2001 and 2000 was $18.5 million, $20.0 million and $21.0 million, respectively. Accumulated amortization on equipment under capital leases was $0.1 million at March 31, 2002 and 2001.

6.     Derivative Instruments

      The Company has foreign subsidiaries that operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative or trading purposes.

      Forward contracts are used to hedge certain cash flows denominated in non-functional currencies. The contracts outstanding at March 31, 2002 are designated as a foreign currency fair-value hedges in accordance with SFAS No. 133. Changes in the fair value of forward contracts due to changes in time value are excluded from the assessment of effectiveness and are recognized in other income and expense. For the year ended March 31, 2002, the change in time value of the forward contracts was not significant. The Company did not record any gains or losses due to hedge ineffectiveness during fiscal 2002.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Since July 27, 2001, the Company has transacted four foreign exchange contracts to hedge its interest expense exposure associated with the semi-annual coupon payments due September 15, 2001, March 15, 2002, September 15, 2002 and March 15, 2003 on its €205 million 11% Notes. In addition, the Company has entered into other foreign exchange contracts to hedge portions of its accounts payable exposure. As of March 31, 2002, the Company has the September 15, 2002 and March 15, 2003 foreign exchange contracts, in addition to the other foreign exchange contracts, outstanding as described above.

      Forward exchange contracts are also used to hedge certain foreign currency-denominated assets or liabilities. These derivatives do not qualify for SFAS No. 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. The related gains and losses included in other income and expense were not significant.

7.     Accrued Liabilities

	March 31,

	2002	2001

	(In thousands)
Liabilities associated with strategic initiatives	$6,296	$16,121
Other accrued liabilities	37,174	29,798

	$43,470	$45,919

8.     Notes Payable to Banks

      Notes payable to banks at March 31, 2002 represent borrowings denominated in foreign currencies under foreign credit agreements with lenders. The weighted average interest rates on these borrowings as of March 31, 2002 and 2001 were 5.5% and 6.0%, respectively. As of March 31, 2002, the Company had total unused lines of credit amounting to $13.4 million and there were no restrictive covenants on the borrowings.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Long-Term Debt

	March 31,

	2002	2001

	(In thousands)
Uncollateralized promissory note, interest rate at 7.5% at March 31, 2002, and varying from 6.5% to 7.5% at March 31, 2001, principal and interest payable through January 2003	$2,000	$4,606
Uncollateralized term loans, interest rates varying from 4.0% to 7.5% at March 31, 2002, and varying from 4.0% to 15.0% at March 31, 2001, principal and interest payable through December 2008	1,703	8,724
Loans collateralized by equipment and other assets, interest rates varying from 3.2% to 12.0% at March 31, 2002, principal and interest payable through August 2011	4,076	—
Loans collateralized by equipment and other assets, interest rates indexed to LIBOR and Bank Base Rate (LIBOR 3.5% and Bank Base Rate 4.0% at March 31, 2002), principal and interest payable through March 2007	629	—
Uncollateralized term loan, interest 1.85% at March 31, 2002 and 2001 principal and interest payable through June 2008	481	522
Loans collateralized by equipment and other assets, interest rates varying from 6.2% to 7.0% at March 31, 2001, principal and interest payable through February 2005	—	404
Uncollateralized interest free government loan, principal payable June 2007 through June 2011	293	—

	9,182	14,256
Less current portion	4,140	4,076

Long-term debt, less current portion	$5,042	$10,180

      Aggregate annual maturities of long-term debt over the next five years and thereafter are as follows:

(In thousands)
Period Ending March 31,
2003	$4,140
2004	1,661
2005	1,070
2006	1,020
2007	981
Thereafter	310

Total	$9,182

      The Company believes that, as of March 31, 2002, the fair value of its long-term debt approximates the carrying value of those obligations based on the borrowing rates which are comparable to market interest rates. Long-term debt includes capital lease obligations of $3.0 million and $0.4 million at March 31, 2002 and 2001, respectively. Future minimum capital lease principal payments at March 31, 2002 consist of $0.8 million, $0.6 million, $0.6 million, $0.6 million, and $0.4 million for fiscal 2003 through fiscal 2007, respectively. Interest on capital lease obligations is approximately $0.3 million.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Bank Credit Agreement

      On July 26, 2001, the Company entered into a three-year $45 million secured revolving credit facility (“Credit Agreement”) maturing on July 27, 2004. Borrowings under the Credit Agreement may be made as either U.S. Dollar Alternate Base Rate (“ABR”) loans or Eurodollar loans. ABR loans bear interest at a rate per annum equal to the greater of (a) the Prime Rate in effect on such day, or (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, plus an applicable percentage based on the Company’s adjusted leverage ratio. The Eurodollar loans bear interest at a rate per annum equal to the LIBOR Rate plus an applicable percentage based on the Company’s adjusted leverage ratio.

      The Credit Agreement contains a number of covenants, including, among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and the ability to enter into certain transactions with affiliates. In addition, the Credit Agreement requires the Company to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures. As of March 31, 2002, the Company was in compliance with all covenants.

      In connection with the Credit Agreement, the Company entered into a Security Agreement that grants a security interest in and pledges the rights to certain of the Company’s assets, including domestic accounts receivable, domestic inventory and 65% of the pledged stock of certain significant foreign subsidiaries, for the payment and performance of the Company’s obligations under the Credit Agreement.

      At March 31, 2002, there was no debt outstanding under this agreement and the borrowing base amounted to $43.6 million.

11.     Senior Notes

      Following is the detail of Senior Notes:

	March 31,

	2002	2001

	(In thousands)
6 7/8% Senior Notes	$94,771	$94,730
11% Senior Notes	178,432	—

Total Senior Notes	$273,203	$94,730

      On April 17, 2001, the Company completed the sale of €205 million ($182.0 million at date of sale) of 11% Senior Notes due March 15, 2008 through a private placement to qualified institutional buyers pursuant to Rule 144A and to persons outside of the United States in compliance with Regulation S. The notes are senior unsecured obligations and rank equally with all existing and future unsecured debt. Interest on the notes is payable semi-annually on each September 15 and March 15.

      The Company may redeem these Senior Notes in whole or in part, at any time, on or after March 15, 2005, at a redemption price equal to 100% of their principal amount plus a premium declining ratably to par plus accrued and unpaid interest and liquidation damages, if any. Prior to March 15, 2004, the Company may redeem up to 35% of the original aggregate principal amount of these Notes with the proceeds of qualified equity offerings at a redemption price of 111% of their principal amount plus accrued and unpaid interest and liquidation damages, if any. The indenture governing the notes contains certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness or liens, make investments, sell assets, pay dividends or make other distributions.

      The net proceeds from the sale of these Senior Notes were used to repay fully the Company’s outstanding bank borrowings and for general corporate purposes.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s 6 7/8% Senior Notes (“Notes”) were issued under an indenture dated March 19, 1998, among the Company and State Street Bank and Trust Company of California, N.A., as Trustee (the “Indenture”). The Notes are unsecured senior obligations of the Company, limited to $100 million aggregate principal amount at maturity, and will mature on March 15, 2008. Interest on the Notes is payable semiannually on March 15 and September 15 of each year. During fiscal 2001 the Company repurchased $5.0 million principal amount of its Notes. As a result, the Company recorded an extraordinary gain, net of tax, of $1.5 million resulting from the difference between the carrying value of the Notes and the purchase price.

      The Notes will be redeemable, as a whole or from time to time in part, at the option of the Company on any date (a “Redemption Date”) at a redemption price equal to the greater of (i) 100% of the principal amount of the Notes to be redeemed or (ii) the sum of the present values of the Remaining Scheduled Payments (as defined) thereon discounted to such Redemption Date on a semiannual basis at the Treasury Rate (as defined) plus 20 basis points, plus in either case accrued interest (as defined).

      The Notes rank pari passu to all other Senior Indebtedness, as defined in the Indenture, of the Company. The Company has determined the estimated fair value of its Senior Notes using available market information. The estimated fair value, based on the most recent market trades, of the Senior Notes was $276.3 million and $84.0 million at March 31, 2002 and March 31, 2001, respectively, and the carrying amounts were $273.2 million and $94.7 million, respectively. The fair value estimates do not necessarily reflect the values the Company could realize in the current market.

12.     Common Stock

     Common Stock

      The Company entered into loan agreements with certain members of the Company’s management to enable them to invest in the Company’s common stock. As of March 31, 2001, all loans have been repaid. On May 3, 2000 the Company’s Board of Directors authorized a stock repurchase program in which up to 1,250,000 shares of the Company’s common stock may be repurchased in the open market from time to time. Accordingly, the Company repurchased 1,250,000 shared of its common stock in the open market for approximately $8.2 million during the year ended March 31, 2001. The Company reissued 844,000 common shares from treasury stock through March 31, 2002.

     Shareholder Rights Plan

      On August 26, 1998 the Company’s Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution to be made to shareholders of record on September 9, 1998 of one Right for each share of the Company’s outstanding common stock. The rights contain provisions which are intended to protect the Company’s shareholders in the event of an unsolicited and unfair attempt to acquire the Company. The Company is entitled to redeem the Rights at $.01 per Right at any time before a buyer acquires a 15 percent position in the Company. The Rights will expire on August 27, 2008, unless redeemed or exercised.

     Stock Options

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On February 23, 1995 all outstanding stock options under the previous corporate structure were assumed by the Company and converted into options to acquire shares of the Company’s Common Stock, with the number of shares subject to such option and exercise price thereof adjusted appropriately (the “Existing Option Plan”). The Existing Option Plan has been amended to provide that no new options will be granted thereunder.

      The Company adopted the SOLA International Inc. Stock Option Plan (the “International Plan”), effective February 15, 1995. On August 14, 1998 and August 16, 1996 the shareholders of the Company ratified increases of 1,690,000 and 500,000, respectively, to the number of options available for issuance under the International Plan. The maximum number of shares of Common Stock with respect to which options may be granted under the International Plan is 3,045,868 shares plus, subject to the requirements of Rule 16b-3 of the Securities Exchange Act of 1934, if applicable, the number of shares of Common Stock subject to existing options under the Existing Option Plan, which expire or terminate without exercise for any reason, which number of shares underlying Existing Options shall not exceed 1,645,219. Under the International Plan certain key employees, and non employee directors and/or creditors of the Company and its subsidiaries and affiliates (each an “Optionee”) are eligible to receive non-qualified stock options (the “International Options”) to acquire shares of common stock of the Company. International Options granted to an Optionee are evidenced by an agreement between the Optionee and the Company which contains terms not inconsistent with the International Plan, which the committee appointed to administer the International Plan deemed necessary or desirable (the “International Option Agreement”). Shares available for future grants under the International Plan were 242,375 at March 31, 2002.

      Pursuant to the Existing Option Plan and the International Plan (“Plans”), unless otherwise set forth in an Existing Option Agreement or an International Option Agreement, 20% of the Options granted to an Optionee vest on the date of grant, with an additional 20% vesting on each successive one-year anniversary of the date of grant. Options not previously vested become fully vested in the event of a sale or other disposition of 80% or more of the outstanding capital stock or substantially all of the assets of the Company, or upon a merger or consolidation of the Company and its subsidiaries and affiliates unless the merger or consolidation is one in which the Company is the surviving corporation or one in which control of the Company and its subsidiaries and affiliates does not change (a “Termination Event”).

      However, Existing Options which are not exercised on or prior to a Termination Event lapse upon the closing of a Termination Event. All non-vested Options of an Optionee lapse upon such Optionee’s termination of employment for any reason. An Optionee’s vested Options lapse 45 days after termination of such Optionee’s employment with the Company and its subsidiaries and affiliates for any reason other than death or disability, in which case such options terminate 180 days after such termination; provided, however, that such options lapse immediately in the event an Optionee’s employment with the Company and its subsidiaries and affiliates is terminated for cause.

     Pro Forma Disclosures

      Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 4.23%-4.50%, 4.63%-5.90%, and 4.95%-5.90%, no dividend yield, volatility factors of the expected market price of the Company’s common stock of .614, .519-.877, and .519 and a weighted-average expected life of the option of 4 years, for fiscal 2002, 2001, and 2000, respectively.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s actual and pro forma information follows:

	Year Ended March 31,

	2002	2001	2000

	(In thousands, except
	per share data)
Actual
Net income/(loss)	$19,118	$(66,528)	$741
Net income/(loss) per share
Basic	$0.79	$(2.77)	$0.03
Diluted	$0.78	$(2.77)	$0.03
Pro forma
Pro forma net (loss) income	$16,529	$(68,684)	$(1,590)
Pro forma (loss) earnings per share:
Basic	$0.69	$(2.86)	$(0.06)
Diluted	$0.67	$(2.86)	$(0.06)

      The pro forma effect on net income of SFAS 123 may not be representative of the effects on pro forma net income/(loss) in future periods.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Option Activity

      A summary of the Company’s stock option activity and related information for fiscal 2000, 2001 and 2002 follows:

	Number of	Weighted
	Securities	Average
	Underlying	Exercise
	Options	Price

	(In thousands, except
	per share data)
Options outstanding as of March 31, 1999	2,643	$20.79
Options granted during fiscal 2000 with an exercise price equal to the market price on the date of grant	600	15.63
Options exercised in fiscal 2000	(70)	9.71
Options cancelled in fiscal 2000	(300)	24.27

Options outstanding as of March 31, 2000	2,873	19.62
Options granted during fiscal 2001 with an exercise price equal to the market price on the date of grant	1,025	5.19
Options granted during fiscal 2001 with an exercise price greater than the market price on the date of grant	44	7.88
Options exercised in fiscal 2001	(22)	4.75
Options cancelled in fiscal 2001	(569)	18.25

Options outstanding as of March 31, 2001	3,351	15.36
Options granted during fiscal 2002 with an exercise price equal to the market price on the date of grant	386	14.30
Options exercised in fiscal 2002	(823)	9.32
Options cancelled in fiscal 2002	(331)	23.47

Options outstanding as of March 31, 2002	2,583	$16.06

Options exercisable at:
March 31, 2002	1,567	$19.62
March 31, 2001	2,088	$17.87
March 31, 2000	2,003	$18.08
Weighted average fair value per share of options granted during fiscal year:
2002	$7.24
2001	$3.13
2000	$7.13

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes stock options outstanding at March 31, 2002:

	Outstanding

			Weighted	Exercisable
		Weighted	Average
Range of Exercise Price	Shares	Price	Contractual Life	Shares	Price

	(In thousands)			(In thousands)
$ 4.63-$ 4.75	466	$4.72	8.22	138	$4.72
$ 5.81-$ 9.71	440	7.28	6.62	242	7.98
$11.41-$15.00	473	14.15	8.73	156	14.32
$15.38-$16.88	451	16.31	5.07	367	16.36
$16.99-$30.13	475	26.49	5.73	389	27.24
$30.19-$38.38	278	34.01	4.91	275	33.97

$ 4.63-$38.38	2,583	$16.06	6.68	1,567	$19.62

13.     Special Charges and Transition Costs

      Commencing in the third quarter of fiscal 1999, the Company implemented strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. As a result of these strategic initiatives, during fiscal 2002, 2001 and 2000, the Company recorded pretax special charges comprised of the following:

	2002	2001	2000

	(In thousands)
Charges associated with work-force reductions	$—	$19,681	$6,650
Molds write-off associated with product standardization	—	24,256	10,200
Charges associated with facility closures	768	28,235	2,969
Impairment of goodwill	—	17,057	—
Accounts receivable write-offs associated with the economic slowdown in Asia	—	—	2,500
Asset write-offs associated with discontinued product line	—	7,690	—
Gain on sale of land associated with facility closure	(740)	(5,854)	—

Total	$28	$91,065	$22,319

      During fiscal 2002, the Company recorded net pretax special charges of $28,000 comprised of $0.8 million associated with additional facility closure costs, offset by a gain on the sale of land in North America of $0.8 million, also associated with facility closures.

      During fiscal 2001, the Company recorded net pretax special charges of $91.1 million. The Company incurred $19.7 million associated with workforce reductions in North America, Europe and Australia. Included in the workforce reductions were 780 employees from manufacturing, 91 employees from sales and marketing, 75 employees from administration, and 46 employees from research and development. At March 31, 2002, $25.1 million cash had been paid related to workforce reductions incurred since fiscal 1999. The special charges include $24.3 million related to the write-off of molds, which were discontinued as a result of the Company’s efforts to globally standardize product specifications. Also, the Company continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities that commenced in the fourth quarter of fiscal 2000. As a result, special charges of $28.2 million related to redundant equipment write-off and facility closure costs were incurred. Additionally, as a result of the discontinuation of the development of the polycarbonate Matrix

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product line, the Company incurred $7.6 million in asset write-offs including equipment ($7.0 million) and related commitments ($0.6 million). Lastly, the Company recognized a gain on the sale of land in North America of $5.8 million associated with facility closures. Also included in special charges is $17.0 million related to the impairment of goodwill associated with a prior acquisition of a lens manufacturing business. This impairment was recorded pursuant to SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, as the Company decided to discontinue and exit operations of this lens manufacturing business and completely close-down the facility.

      In addition to the special charges of $91.1 million recorded during fiscal 2001, the Company wrote-down approximately $25.6 million in inventory due to product discontinuance resulting from the Company’s efforts to globally standardize product specifications. These write-downs have been accounted for in cost of sales.

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

      Additionally, during fiscal 2002 and fiscal 2001, the Company incurred transition costs associated with its restructuring plan. Such costs amounted to $20.6 million and $17.5 million, respectively, and were related to interim workforce and out-of-pocket expenditures which are expected to be eliminated as the restructuring plan is fully executed. Of these costs, $12.2 million and $11.2 million are reflected in costs of sales, $0.7 million and $0.8 million are reflected in research and development expenses, $3.3 million and $2.4 million are reflected in selling and marketing expenses, and $4.4 million and $3.1 million are reflected in general and administrative expenses, for fiscal 2002 and 2001, respectively.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Details of the special charges are as follows (in thousands):

						Asset
						Write-offs
						Associated
						with
			Accounts			Discontinued	Gain on
	Workforce	Mold	Receivable	Facility	Goodwill	Product	sale of
	Reductions	Write-offs	Write-offs	Closures	Impairment	Line	Land	Total

Strategic initiative liability as of March 31, 1999	$1,751	$—	$—	$—	$—	$—	$—	$1,751
Fiscal 2000 Charge to operations	6,650	10,200	2,500	2,969	—	—	—	22,319
Utilized:
Non-cash	—	(10,200)	(2,500)	(2,969)	—	—	—	(15,669)
Cash	(2,133)	—	—	—	—	—	—	(2,133)

Strategic initiative liability as of March 31, 2000	6,268	—	—	—	—	—	—	6,268
Fiscal 2001 Charge to operations	19,681	24,256	—	28,235	17,057	7,690	(5,854)	91,065
Utilized:
Non-cash	—	(24,256)	—	(25,286)	(17,057)	(7,690)	—	(74,289)
Cash	(12,267)	—	—	(510)	—	—	5,854	(6,923)

Strategic initiative liability as of March 31, 2001	13,682	—	—	2,439	—	—	—	16,121
Fiscal 2002 Charge to operations	—	—	—	28	—	—	—	28
Utilized:
Non-cash	—	—	—	(767)	—	—	—	(767)
Cash	(8,812)	—	—	(274)	—	—	—	(9,086)

Strategic initiative liability as of March 31, 2002	$4,870	$—	$—	$1,426	$—	$—	$—	$6,296

      At March 31, 2002, the Company’s strategic initiatives have been substantially completed and the Company does not anticipate any additional special charges related to its strategic initiatives. The liability associated with the strategic initiatives as of March 31, 2002 is included in accrued liabilities. The Company anticipates that substantially all of the accrued liability will be paid in fiscal 2003 and will be funded through cash provided by operations.

14.     Defined Contribution Plans

      The Company sponsors several defined contribution plans covering substantially all U.S. and U.K. employees. Under the U.S. 401(k) retirement plan, the Company provides 50% matching contributions up to a maximum of 6% of the employee’s compensation during the plan year. Contributions for the years ended March 31, 2002, 2001 and 2000 were $0.7 million, $1.0 million and $1.2 million, respectively. Under the U.K. plan, the Company matches pension contributions of up to 8% of the employee’s pensionable salary. The contribution was $0.1 million in each of the years ended March 31, 2002, 2001 and 2000.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Defined Benefit Retirement Plans

      The Company participates in a defined benefit pension plan (“Domestic Pension Plan”) covering substantially all full-time domestic employees. The Company also participates in a contributory defined benefit pension plan covering certain Australian employees (“International Pension Plan”).

      The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets and a statement of the funded status for both the Domestic and the International Pension Plans.

	Domestic Pension		International Pension
	Plan		Plan

	2002	2001	2002	2001

	(In thousands)
Year ended March 31,
Reconciliation of benefit obligation:
Benefit obligation — beginning of year	$22,703	$21,491	$11,857	$12,852
Service cost	1,308	2,220	1,536	1,555
Interest cost	1,303	1,429	627	676
Participant contributions	—	—	128	137
Actuarial gain/(loss)	(2,516)	2,648	(2,570)	1,163
Benefit payments	(444)	(209)	(2,134)	(1,571)
Curtailments	—	(4,876)	—	—
Other	—	—	29	(152)
Effect of exchange rates	—	—	1,035	(2,803)

Benefit obligation — end of year	$22,354	$22,703	$10,508	$11,857

      Curtailments in fiscal 2001 relate to the termination of approximately 600 plan participants as a result of the Company’s strategic initiatives and associated reduction in workforce.

	Domestic Pension		International Pension
	Plan		Plan

	2002	2001	2002	2001

	(In thousands)
Year ended March 31,
Reconciliation of fair value of plan assets:
Fair value of plan assets — beginning of year	$14,610	$20,318	$11,189	$14,251
Actual return on plan assets	904	(6,749)	292	473
Employer contributions	—	1,250	1,217	878
Participant contributions	—	—	128	137
Benefit payments	(444)	(209)	(2,134)	(1,571)
Other	—	—	29	(152)
Effect of exchange rates	—	—	1,041	(2,827)

Fair value of plan assets — end of year	$15,070	$14,610	$11,762	$11,189

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Domestic Pension		International Pension
	Plan		Plan

	2002	2001	2002	2001

	(In thousands)
Year ended March 31,
Funded status:
Funded status at March 31	$(7,284)	$(8,093)	$1,253	$(668)
Unrecognized transition asset	—	—	(58)	(70)
Unrecognized (gain) loss	(51)	2,204	(2,913)	(803)

Accrued pension cost	$(7,335)	$(5,889)	$(1,718)	$(1,541)

      The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	Domestic		International
	Pension Plan		Pension Plan

	2002	2001	2002	2001

Year ended March 31,
Discount rate	6.50%	6.50%	6.50%	5.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	7.50%	8.00%
Rate of increase in future compensation levels	5.00%	5.00%	4.00%	5.00%

      Net periodic pension costs include the following components:

	Domestic Pension Plan			International Pension Plan

	2002	2001	2000	2002	2001	2000

	(In thousands)
Year ended March 31,
Service cost	$1,308	$2,220	$2,608	$1,536	$1,555	$1,581
Interest cost	1,303	1,429	1,302	627	676	737
Expected return on plan assets	(1,195)	(1,700)	(1,173)	(909)	(1,009)	(1,077)
Amortization of transition asset	—	—	—	(19)	(21)	(24)
Amortization of gain	—	(345)	—	—	(118)	(90)

Net periodic pension cost	$1,416	$1,604	$2,737	$1,235	$1,083	$1,127

16.     Income Taxes

      The domestic and foreign components of income/(loss) before provision/ (benefit) for income taxes, minority interest and extraordinary item are as follows:

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
Domestic	$(297)	$(89,087)	$(12,120)
Foreign	25,332	(11,405)	13,185

	$25,035	$(100,492)	$1,065

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the provision/ (benefit) for income taxes are as follows:

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
Current:
Federal and State	$141	$(561)	$(9,951)
Foreign	5,714	(702)	7,675
Deferred:
Federal and State	(1,817)	(33,821)	2,211
Foreign	(1,490)	307	2,420
Valuation allowance adjustment	4,462	2,571	(1,461)

	$7,010	$(32,206)	$894

      During fiscal 2002, 2001, and 2000, the Company recognized $2.5 million, $27,000, and $0.1 million of certain tax benefits related to stock option plans. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

      A reconciliation between income tax provisions/(benefits) computed at the U.S. federal statutory rate and the effective rate reflected in the statements of operations is as follows:

	Year Ended March 31,

	2002	2001	2000

Provision/(benefit) at statutory rate	35.0%	(35.0)%	35.0%
State tax provision, net of federal effect	1.0	(1.0)	2.0
Valuation allowance	17.8	2.6	(137.2)
Special charges at differing statutory rates	—	3.6	217.8
Income of foreign subsidiaries at differing statutory rates	(20.8)	—	—
Other	(5.0)	(2.2)	(33.7)

	28.0%	(32.0)%	83.9%

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$2,390	$2,320
Inventories, principally due to reserves	14,655	12,233
Property, plant and equipment, principally due to differences in depreciation	2,619	2,852
Accruals for employee benefits	8,644	6,382
In-process research and development	8,057	8,845
Other assets	5,396	11,381
Net operating losses (NOL)	50,962	37,599

Total deferred tax assets	92,753	81,612
Less: valuation allowance	16,262	11,800

Net deferred tax assets	$76,461	$69,812

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	$16,218	$14,388
Inventories	4,218	2,049
Amortization of goodwill	14,102	10,399
Other	5,841	8,193

Net deferred tax liabilities	$40,379	$35,029

Net deferred tax assets less net deferred tax liabilities	$36,082	$34,783

      The deferred tax assets valuation allowance at March 31, 2002 and 2001 is primarily attributable to deferred tax assets, which resulted primarily from net operating loss carryovers. Management believes that the realization of these deferred tax assets was not assured in the years presented.

      For tax purposes, the Company and its foreign subsidiaries, at March 31, 2002, had net operating loss carryforwards of $122.0 million. Of this amount, $51.3 million does not expire, and $70.7 million expires between 2003 and 2022. The deferred tax assets reflected in the Company’s accounts as of March 31, 2002 before valuation allowances reflect these NOL’s.

      The Company has not provided for U.S. federal income and foreign withholding taxes on $95.9 million of non-U.S. subsidiaries’ undistributed earnings as of March 31, 2002 because such earnings are intended to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

17.     Commitments

      The Company leases certain warehouse and office facilities, office equipment and automobiles under noncancelable operating leases which expire in 2003 through 2014. The Company is responsible for taxes,

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance and maintenance expenses related to the leased facilities. Under the terms of certain lease agreements, the leases may be extended, at the Company’s option, and certain of the leases provide for adjustments of the minimum monthly rent.

      Future minimum annual lease payments under the leases are as follows:

(In thousands)
Period Ending March 31,
2003	$2,965
2004	2,600
2005	1,829
2006	1,236
2007	852
Thereafter	830

      The Company subleases certain of its office and warehouse facilities. Future minimum rental receipts under noncancelable subleases are as follows:

(In thousands)
Period Ending March 31,
2003	$113
2004	60
2005	13
2006	—
2007	—
Thereafter	—

      Rent expense for fiscal 2002, 2001, and 2000 was $6.8 million, $7.8 million and $7.8 million, respectively.

18.     Extraordinary Item

      In June 2000, the Company purchased $5.0 million of its 6 7/8% Senior Notes due 2008. As a result, the Company recorded an extraordinary gain of $1.5 million, net of tax of $0.9 million, resulting from the difference between the carrying value of the Notes and the purchase price. The purchase was funded by the Company’s Credit Agreement and resulted in a decline in net borrowings.

19.     Contingencies

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company’s policy is to meet or exceed all applicable environmental, health and safety laws and regulations. The complexity and continuing evolution of environmental regulation, including certain programs for which implementing regulations have not yet been finalized, preclude precise estimation of future environmental expenditures.

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

20.     Worldwide Operations

      The Company’s chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be a single industry segment, specifically, operating in the ophthalmic industry in the design and manufacture of eyeglass lenses.

      A summary of information about the Company’s geographic areas is as follows:

	North		Rest of
	America	Europe	World(b)	Eliminations	Total

	(In thousands)
Year Ended March 31, 2002
Net sales(a):
External	$236,785	$185,806	$106,914	$—	$529,505
Internal	58,420	74,481	73,586	(206,487)	—
Identifiable assets	360,929	178,063	174,910	(837)	713,065
Year Ended March 31, 2001
Net sales(a):
External	$245,397	$182,919	$117,116	$—	$545,432
Internal	63,670	65,895	77,708	(207,273)	—
Identifiable assets	341,974	153,738	168,376	(1,713)	662,375
Year Ended March 31, 2000
Net sales(a):
External	$258,175	$179,016	$106,254	$—	$543,445
Internal	56,674	63,225	64,384	(184,283)	—
Identifiable assets	371,650	164,857	178,420	106	715,033

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Net sales are attributed to regions based on the location of SOLA and its subsidiaries’ country or region of domicile.

(b)	The Rest of World consists primarily of Australia, Asia and South America.

      Internal sales represent intercompany sales between regions at a mark-up from cost; the elimination of any profit arising from such sales is reflected in eliminations in determining operating income/(loss).

      Included in North American operations are the Company’s businesses in Canada and Mexico, as well as the United States. In each of the three fiscal years ended March 31, 2002, Canadian and Mexican operations accounted for less than 6.5% of external revenues and less than 3.5% of identifiable assets of the North American region. The information for Canada and Mexico, individually and combined, is not considered material to information for the United States alone.

21.     Supplementary Cash Flow Data

	Year Ended March 31,

	2002	2001	2000

	(In thousands)
Supplemental disclosures of cash flow information:
Interest paid	$35,389	$32,064	$27,134

Taxes paid/ (received)	$8,152	$(4,018)	$7,133

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures accrued but not paid	$10,776	$1,503	$4,258

SOLA INTERNATIONAL INC.

SUPPLEMENTAL INFORMATION

QUARTERLY FINANCIAL DATA — UNAUDITED

	Quarter Ended

	June 30,	Sept. 30,	Dec. 31,	March 31,
	2001	2001	2001	2002

	(In thousands, except per share data)
Net sales	$135,956	$129,444	$126,330	$137,775
Gross profit	54,809	51,088	51,678	56,717
Operating income (loss)	11,957	10,097	12,693	17,002
Net income (loss)	6,678	(4,003)	7,272	9,171
Net income/(loss) per share — basic:
Net income (loss)	0.28	(0.17)	0.30	0.37
Net income/(loss) per share — diluted:
Net income (loss)	0.28	(0.17)	0.29	0.37

	Quarter Ended

	June 30,	Sept. 30,	Dec. 31,	March 31,
	2000	2000	2000	2001

	(In thousands, except per share data)
Net sales	$141,991	$134,846	$127,263	$141,332
Gross profit(1)	59,244	54,644	28,738	53,250
Special charges	6,088	4,827	75,749	4,401
Operating income (loss)	7,188	7,785	(91,860)	2,904
Net income (loss)	2,353	1,234	(67,685)	(2,430)
Net income/(loss) per share — basic:
Net income (loss)	0.09	0.05	(2.86)	(0.10)
Net income/(loss) per share — diluted:
Net income (loss)	0.09	0.05	(2.86)	(0.10)

(1)	Includes inventory write-offs of $24,848 and $781 for the quarters ended December 31, 2000 and March 31, 2001, respectively.

S-1

Schedule II

SOLA INTERNATIONAL INC.

VALUATION AND QUALIFYING ACCOUNTS

	Balance,	Charged			Balance,
	Beginning	to			End of
	of Period	Expenses	Deductions	Other(1)	Period

	(in thousands)
Year ended March 31, 2002
Allowance for doubtful accounts	$9,201	$2,317	$(3,106)	$(17)	$8,395

Allowance for excess and obsolete inventory	$18,011	$3,976	$(3,648)	$170	$18,509

Year ended March 31, 2001
Allowance for doubtful accounts	$8,873	$2,992	$(2,391)	$(273)	$9,201

Allowance for excess and obsolete inventory(2)	$14,663	$19,369	$(14,854)	$(1,167)	$18,011

Year ended March 31, 2000
Allowance for doubtful accounts	$7,003	$2,568	$(396)	$(302)	$8,873

Allowance for excess and obsolete inventory	$9,236	$7,293	$(1,455)	$(411)	$14,663

(1)	Other relates primarily to foreign currency translation adjustments.

(2)	Of the $25.6 million in inventory write-offs associated with the strategic initiatives for the year ended March 31, 2001, $19.6 million was included in the charge to the allowance for excess and obsolete inventory, $3.6 million was written-off directly against inventory and $2.4 million related to prior period costs.

S-2

INDEX OF EXHIBITS

Exhibit
No.	Description	Reference

3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference (File No. 1-13606)
3.2	Amended and Restated By-Laws of the Company	Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference
4.1	Rights Agreement dated as of August 27, 1998 between SOLA International Inc. and Bank Boston N.A.	Filed as Exhibit 1 to the Company’s Form 8-A dated August 27, 1998 and incorporated herein by reference
4.2	Indenture by and between the Company and State Street Bank and Trust Company of California, N.A., as Trustee, with respect to the 6 7/8% Notes due 2008	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference
4.3	Officers’ Certificate Related to Terms of Senior Notes	Filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference
4.4	Indenture dated as of April 17, 2001 by and between the Company and The Bank of New York, as Trustee, with respect to the 11% Notes due 2008	Filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference
4.5	Registration Rights Agreement dated as of April 17, 2001 by and among the Company and UBS AG acting through its business group UBS Warburg, as Initial Purchaser, with respect to the 11% Notes due 2008	Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference
10.1	Purchase Agreement, dated as of September 1, 1993 by and between SOLA Holdings Inc., Pilkington plc and certain of Pilkington plc’s subsidiaries	Filed as Exhibit 10.1 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-68824) and incorporated herein by reference
10.2*	Employment Agreement between SOLA International Inc. and Steven M. Neil, dated as of September 2, 1997	Filed as Exhibit 10.2 to the Company’s Registration Statement, as amended, on Form S-3 (File No. 333-45929) and incorporated herein by reference
10.3*	Confidential Severance Agreement between SOLA International Inc. and Steven M. Neil, dated as of October 13, 1997	Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference
10.4	Credit Agreement dated as of July 26, 2001 among the Company, as Borrower, the Lenders named therein and UBS Warburg LLC, as Sole Lead Arranger, ABN AMRO Bank, N.V. as Syndication Agent and UBS AG, Stamford Branch, as Administrative Agent, and UBS AG Stamford Branch, as Collateral Agent, and Union Bank of California as Documentation Agent.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference

Exhibit
No.	Description	Reference

10.5	Multicurrency Credit Agreement, dated as of June 14, 1996, among SOLA International Inc., and the other Borrowers as the Borrowers, the Subsidiary Guarantors, Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, The First National Bank of Boston and The Bank of Nova Scotia, as Co-Agents, and the Other Financial Institutions Party Thereto	Filed as Exhibit 4 to the Company’s Report on Form 8-K/A dated May 6, 1996 and incorporated herein by reference
10.6	Amendment No. 1 to the Multicurrency Credit Agreement, dated as of June 14, 1996, among SOLA International Inc., and the other Borrowers as the Borrowers, the Subsidiary Guarantors, The Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, The First National Bank of Boston and The Bank of Nova Scotia, as Co-Agents, and the Other Financial Institutions Party Thereto	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1997 and incorporated herein by reference
10.7	Amendment No. 2 to the Multicurrency Credit Agreement, dated as of June 14, 1996, among SOLA International Inc., and the other Borrowers as the Borrowers, the Subsidiary Guarantors, The Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, The First National Bank of Boston and The Bank of Nova Scotia, as Co-Agents, and the Other Financial Institutions Party Thereto	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1997 and incorporated herein by reference
10.8	Amendment No. 3 to the Multicurrency Credit Agreement, dated as of June 14, 1996, among SOLA International Inc., and the other Borrowers as the Borrowers, the Subsidiary Guarantors, The Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, The First National Bank of Boston and The Bank of Nova Scotia, as Co-Agents, and the Other Financial Institutions Party Thereto	Filed as Exhibit 10.1 to the Company’s Registration Statement, as amended, on Form S-3 (File No 333-45929) and incorporated herein by reference
10.9	Amendment No. 4 to the Multicurrency Credit Agreement, dated as of June 14, 1996, among SOLA International Inc., and the other Borrowers as the Borrowers, the Subsidiary Guarantors, The Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, The First National Bank of Boston and The Bank of Nova Scotia, as Co-Agents, and the Other Financial Institutions Party Thereto	Filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2000 and incorporated herein by reference

Exhibit
No.	Description	Reference

10.10	Amendment No. 5 to the Multicurrency Credit Agreement, dated as of June 14, 1996, among SOLA International Inc., and the other Borrowers as the Borrowers, the Subsidiary Guarantors, The Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, The First National Bank of Boston and The Bank of Nova Scotia, as Co-Agents, and the Other Financial Institutions Party Thereto	Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference
10.11	Amendment No. 6 to the Multicurrency Credit Agreement, dated as of June 14, 1996, among SOLA International Inc., and the other Borrowers as the Borrowers, the Subsidiary Guarantors, The Bank of America National Trust and Savings Association, as Agent and Letter of Credit Issuing Bank, The First National Bank of Boston and The Bank of Nova Scotia, as Co-Agents, and the Other Financial Institutions Party Thereto	Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference
10.12	Lease Agreement, dated May 10, 1993, between SOLA Optical Taiwan Ltd. and Chang Jin Co., Ltd. (including English summary of principal terms)	Filed as Exhibit 10.9 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-68824) and incorporated herein by reference
10.13	Lease Agreement between Optical SOLA de Mexico and Messrs. Salvadore Luttenroth-Camou and Carlos Lutteroth-Lomeli (including English summary of principal terms)	Filed as Exhibit 10.10 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-68824) and incorporated herein by reference
10.14*	SOLA Investors Inc. Stock Option Plan	Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (File No. 1-13606) and incorporated herein by reference
10.15*	Amendment Number One to SOLA Investors Inc. Stock Option Plan	Filed as Exhibit 10.21 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-87892) and incorporated herein by reference
10.16*	Amended and Restated 1998 SOLA International Inc. Stock Option Plan	Filed as Appendix A to the Company’s Fiscal 1998 Proxy Statement dated June 30, 1998 and incorporated herein by reference
10.17	Form of Indemnification Agreement between the executive officers and directors of the Company and the Company	Filed as Exhibit 10.24 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-87892) and incorporated herein by reference
10.18*	SOLA International Inc. Management Incentive Plan	Filed as Exhibit 10.25 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-87892) and incorporated herein by reference
10.19*	SOLA Optical 401(k) Savings Plan	Filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-4489) filed with the Commission on May 23, 1996 and incorporated herein by reference

Exhibit
No.	Description	Reference

10.20	Trust Agreement entered into as of May 15, 1996 between SOLA Optical USA, Inc. and Chase Manhattan Bank, N.A.	Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-4489) filed with the Commission on May 23, 1996 and incorporated herein by reference
10.21*	Employment Agreement between Sola International Inc. and Jeremy Charles Bishop, dated as of November 6, 2000	Filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2000 and incorporated herein by reference
10.22*	Letter agreement with Theodore Gioia dated February 7, 2001	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference
10.23*	Confidential Severance Agreement between Sola International Inc. and Barry J. Packham, dated January 1, 1997
10.24*	Confidential Severance Agreement between Sola International Inc. and Mark Ashcroft, dated April 6, 2002
10.25*	Letter Agreement between Sola International Inc. and Theodore Gioia, dated May 7, 2001
12.1	Statement regarding ratio of earnings/(loss) to fixed charges
21.1	List of subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

*	Compensatory plan or management agreement