Form 10-Q
period 2002-06-30
SOLA INTERNATIONAL INC
filed 2002-08-14
CIK 912088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13606

SOLA INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-3189941 (I.R.S. employer identification no.)

10590 West Ocean Air Drive, Suite 300, San Diego, CA 92130
(Address of principal executive offices)
(zip code)

(858) 509-9899
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     As of August 9, 2002, 24,543,650 shares of the registrant’s common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

SOLA INTERNATIONAL INC.

Form 10-Q for the Quarterly Period
Ended June 30, 2002

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SOLA INTERNATIONAL INC.

Consolidated Balance Sheets
(in thousands, except per share data)

		March 31, 2002
		(derived from
		audited
	June 30, 2002	financial
	(unaudited)	statements)

ASSETS
Current assets:
Cash and cash equivalents	$68,240	$68,419
Trade accounts receivable, less allowance for doubtful accounts of $8,926 and $8,395 at June 30, 2002 and March 31, 2002, respectively	120,024	114,993
Inventories, net	94,742	82,586
Deferred taxes, current	18,616	18,584
Prepaids and other current assets	20,445	15,509

Total current assets	322,067	300,091
Property, plant and equipment, net	165,002	164,465
Goodwill and other intangibles, net	194,814	190,719
Deferred taxes, long-term	33,756	33,760
Other long-term assets	23,291	24,030

Total assets	$738,930	$713,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$206	$170
Current portion of long-term debt	3,486	4,140
Accounts payable	63,746	68,546
Accrued liabilities	51,946	43,470
Accrued payroll and related compensation	27,022	25,390
Other current liabilities	974	1,288

Total current liabilities	147,380	143,004
Long-term debt, less current portion	6,098	5,042
Senior notes	298,012	273,203
Deferred taxes, long-term	15,091	14,973
Other long-term liabilities	16,147	15,481

Total liabilities	482,728	451,703

Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 24,938 shares issued as of June 30, 2002 and March 31, 2002, and 24,542 and 24,532 shares outstanding as of June 30, 2002 and March 31, 2002, respectively	249	249
Additional paid-in capital	286,190	286,169
Retained earnings	18,557	23,909
Cumulative other comprehensive loss	(46,219)	(46,329)
Common stock in treasury, at cost — 396 shares and 406 shares at June 30, 2002 and March 31, 2002, respectively	(2,575)	(2,636)

Total stockholders’ equity	256,202	261,362

Total liabilities and stockholders’ equity	$738,930	$713,065

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months	Three Months
	Ended	Ended
	June 30, 2002	June 30, 2001

Net sales	$135,177	$135,956
Cost of sales	79,761	81,147

Gross profit	55,416	54,809

Research and development expenses	3,245	3,044
Selling and marketing expenses	26,021	26,787
General and administrative expenses	11,122	13,021

Operating expenses	40,388	42,852

Operating income	15,028	11,957
Interest income	486	441
Interest expense	(7,825)	(7,636)
Foreign currency gain/(loss)	(14,889)	5,088

Income/(loss) before benefit/(provision) for income taxes and minority interest	(7,200)	9,850
Benefit/(provision) for income taxes	2,160	(3,152)
Minority interest	(312)	(20)

Net income/(loss)	$(5,352)	$6,678

Net income/(loss) per share — basic	$(0.22)	$0.28

Weighted average common shares outstanding	24,542	23,746
Net income/(loss) per share — diluted	$(0.22)	$0.28

Weighted average common and dilutive securities outstanding	24,542	24,176

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months	Three Months
	Ended	Ended
	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net income/(loss)	$(5,352)	$6,678
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Minority interest in earnings	312	20
Depreciation	5,895	7,065
Amortization-goodwill and other intangibles	11	11
Amortization-debt issuance costs	757	648
Provision for excess and obsolete inventory	455	709
Provision for doubtful accounts	476	419
Tax benefit from exercise of stock options	16	306
Deferred taxes	353	593
Revaluation of senior notes	24,800	(7,698)
Loss on disposal/sale of property, plant and equipment	24	1,783
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	122	5,393
Inventories	(9,517)	(11,646)
Prepaids and other assets	(6,377)	(16,900)
Accounts payable—trade	(8,919)	(1,517)
Accrued and other current liabilities	6,397	14,430
Other long-term liabilities	(224)	(476)

Net cash provided by/(used in) operating activities	9,229	(182)

Cash flows from investing activities:
Purchases of businesses	(3,591)	—
Investments in joint ventures	(39)	(16)
Capital expenditures	(2,630)	(4,486)
Mold expenditures	(648)	(2,252)
Other investing activities	241	43

Net cash used in investing activities	(6,667)	(6,711)

Cash flows from financing activities:
Proceeds from the exercise of stock options	68	545
Net receipts/(payments) under notes payable to banks	(48)	(115)
Borrowings on long-term debt	55	12,878
Payments on long-term debt	(911)	(5,679)
Issuance of senior notes	—	182,010
Repayment of bank debt	—	(159,974)
Other	(2,910)	955

Net cash provided by/(used in) financing activities	(3,746)	30,620

Effect of exchange rate changes on cash and cash equivalents	1,005	(129)

Net increase/(decrease) in cash and cash equivalents	(179)	23,598
Cash and cash equivalents at beginning of period	68,419	26,149

Cash and cash equivalents at end of period	$68,240	$49,747

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

     The accompanying consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. The consolidated balance sheet as of March 31, 2002 was derived from audited financial statements. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2002.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior year items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net income/loss.

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

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145 Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as well as FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 will be adopted during fiscal year 2004. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs

Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS 146 for its fiscal year beginning April 1, 2003 and does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

2. Inventories

     Following is the detail of inventories:

	June 30, 2002	March 31, 2002
	(in thousands)	(in thousands)

Raw Materials	$13,840	$13,104
Work In Progress	4,355	3,510
Finished Goods	76,547	65,972

	$94,742	$82,586

3. Derivative Instruments

     The Company has foreign subsidiaries that operate and sell the Company’s products in various global markets. In addition, the Company and foreign subsidiaries have Euro and Brazilian Real-denominated intercompany notes. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative or trading purposes.

     Forward contracts are used to hedge certain cash flows denominated in non-functional currencies. The contracts outstanding at June 30, 2002 are designated as a foreign currency fair-value hedges in accordance with SFAS No. 133. Changes in the fair value of forward contracts due to changes in time value are recognized in other income and expense. For the three months ended June 30, 2002, the change in time value of the forward contracts was not significant. The Company did not record any gains or losses due to hedge ineffectiveness for the three months ended June 30, 2002.

     Since July 27, 2001, the Company has transacted four foreign exchange contracts to hedge its interest expense exposure associated with the semi-annual coupon payments due September 15, 2001, March 15, 2002, September 15, 2002 and March 15, 2003 on its €205 million 11% Senior Notes. In addition, the Company has entered into other foreign exchange contracts to hedge portions of its accounts payable exposure. As of June 30, 2002, the Company has the September 15, 2002 and March 15, 2003 foreign exchange contracts, in addition to the other foreign exchange contracts, outstanding as described above.

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

4. Accrued Liabilities

     Following is the detail of accrued liabilities:

	June 30, 2002	March 31, 2002
	(in thousands)	(in thousands)

Liabilities associated with strategic initiatives	$5,305	$6,296
Other accrued liabilities	46,641	37,174

	$51,946	$43,470

     Commencing in the third quarter of fiscal 1999, the Company implemented strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. No special charges were recorded during the three months ended June 30, 2002 and 2001. The following table reconciles the remaining liabilities associated with the strategic initiatives from April 1, 2002 to June 30, 2002 (in thousands):

	Workforce	Facility
	Reductions	Closures	Total

Strategic initiative liability as of April 1, 2002	$4,870	$1,426	$6,296
Fiscal 2003 Q1 cash utilized	(733)	(268)	(991)

Strategic initiative liability as of June 30, 2002	$4,147	$1,158	$5,305

     The Company does not anticipate any additional special charges related to its strategic initiatives and the Company anticipates that substantially all of the accrued liabilities will be paid in fiscal 2003 and will be funded through cash provided by operations.

5. Bank Credit Agreement

     On July 26, 2001, the Company entered into a three-year $45 million secured revolving credit facility maturing on July 27, 2004, as amended by Amendment No. 1 and Waiver (“Amendment”) dated July 19, 2002 (as so amended, the “Credit Agreement”). The Credit Agreement contains a number of covenants, including, among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and the ability to enter into certain transactions with affiliates. In addition, the Credit Agreement requires the Company to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures. The Amendment primarily increased the Company’s annual “Permitted Acquisitions” limit, as defined in the Credit Agreement, from $15 million to $30 million, while retaining the cumulative limit of $30 million to the maturity date. As of June 30, 2002, the Company was in compliance with all covenants.

     At June 30, 2002, there was no debt outstanding under this agreement and the borrowing base amounted to $45 million.

6. Senior Notes

     Following is the detail of Senior Notes:

	June 30, 2002	March 31, 2002
	(in thousands)	(in thousands)

6 7/8% Senior Notes	$94,780	$94,771
11% Senior Notes	203,232	178,432

Total Senior Notes	$298,012	$273,203

     Changes in exchange rates had a significant impact on the reported balance of the 11% Senior Notes as of June 30, 2002 since the notes are denominated in Euros. Using the exchange rates in effect at March 31, 2002, the 11% Senior Notes as of June 30, 2002 would have been the same as reported at March 31, 2002.

7. Cumulative Other Comprehensive Loss

     Cumulative other comprehensive loss includes currency translation adjustments that are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Following is the detail of cumulative other comprehensive loss (in thousands):

Balance March 31, 2002	$(46,329)
Change in foreign currency translation adjustment	110

Balance June 30, 2002	$(46,219)

8. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2002 and 2001 (in thousands, except per share data):

	Three Months Ended	Three Months Ended
	June 30, 2002	June 30, 2001

Numerator:
Net income/(Loss)	$(5,352)	$6,678

Denominator:
Weighted average common shares outstanding	24,542	23,746
Effect of dilutive securities-employee stock options	—	430

Denominator for diluted earnings per share - Weighted average common shares and dilutive securities outstanding	24,542	24,176

Basic earnings/(loss) per share	$(0.22)	$0.28

Diluted earnings/(loss) per share	$(0.22)	$0.28

     For the three months ended June 30, 2002, options to purchase approximately 2.4 million shares of common stock with exercise prices at a range of $4.63 to $38.38 per share were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for the period. Options to purchase approximately 1.5 million shares of common stock with exercise prices at a range of $15.00 to $41.44 per share were outstanding as of June 30, 2001 but were not included in the computation of the diluted earnings per share for the three months ended June

2001 because the options’ exercise price was greater than the average market price of the common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated condensed financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may be materially different from the results we discuss in the forward-looking statements. For more information, refer to “Information Relating to Forward-Looking Statements” below.

Overview

     We are a leading global designer, manufacturer and distributor of a broad range of plastic and glass eyeglass lenses and hold a leading manufacturing and technology position in the fast growing plastic lens segment of the global spectacle lens market. We have sales offices in 28 countries worldwide and operate in most major regions of the world. We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in each major region where we operate, including North America, Europe and Rest of World (consisting primarily of Australia, Asia and South America). We focus our efforts on value-added products, including products with advanced design characteristics, lens coatings and treatments and thin and light weight materials (e.g., polycarbonate). At June 30, 2002, 76.1% of our net sales were represented by value-added products.

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

     Our business is organized into three primary markets: North America, Europe and Rest of World. For the quarter ended June 30, 2002, we generated approximately 45% of our net sales from North America, 36% from Europe and 19% from Rest of World.

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001

Net Sales

     Our net sales were $135.2 million in the three months ended June 30, 2002 compared to net sales of $136.0 million in the same period for the prior year, a decrease of $0.8 million or 0.6%. Using constant exchange rates and on a comparable basis, net sales decreased 1.9% with North America, Europe and Rest of World decreasing 3.9%, 0.2% and 0.3%, respectively. The decrease in the North America region was due primarily to decreased sales to laboratory customers that are owned by and aligned with a principal competitor. The decrease in Europe was primarily due to a decline in our wholesale business due to short-term supply issues and reduced shipments of recently launched photochromic product. Net sales in the Rest of World region decreased due to our efforts to concentrate on higher margin value-added sales. Net sales performance by region was as follows:

•	North America decreased by $2.5 million or 4.0%;

•	Europe increased by $2.2 million or 4.7%; and

•	Rest of World decreased by $0.5 million or 1.7%.

     Using constant exchange rates and on a comparable basis the regional performances were as follows:

•	North America decreased by 3.9%;

•	Europe decreased by 0.2%; and

•	Rest of World decreased by 0.3%.

Gross Profit and Gross Margin

     Our gross profit totaled $55.4 million for the three months ended June 30, 2002 compared to $54.8 million for the same period in the prior year, an increase of $0.6 million or 1.1%. Gross profit as a percentage of net sales, or gross margin, increased to 41.0% for the three months ended June 30, 2002 from 40.3% in the same period in the prior year. The increase in gross margin resulted primarily from improved overhead absorption due to our decision to selectively increase global inventory balances to improve customer service levels.

Operating Expenses

     Our operating expenses in the three months ended June 30, 2002 totaled $40.4 million compared to operating expenses of $42.9 million for the same period in the prior year. Operating expenses for the three months ended June 30, 2002 and 2001 as a percentage of net sales were 29.8% and 31.5%, respectively. Research and development expenses were $3.2 million or 2.4% of net sales for the three months ended June 30, 2002 and were $3.0 million or 2.2% of net sales for the three months ended June 30, 2001. Selling and marketing expenses were $26.0 million or 19.2% of net sales for the three months ended June 30, 2002 and were $26.8 million or 19.7% of net sales for the three months ended June 30, 2001. The $0.8 million or 2.9% decrease in selling and marketing expense was due to reduced spending on certain North American sales and marketing programs. Our general and administrative expenses were $11.1 million or 8.2% of net sales for the three months ended June 30, 2002 and were $13.0 million or 9.6% of net sales for the three months ended June 30, 2001. The $1.9 million or 14.6% decrease in general and administrative expenses was the result of lower costs associated with the consolidation of our corporate functions, as well as the consolidation of our North American commercial administrative activities into one primary location.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense totaled $7.3 million for the three months ended June 30, 2002 compared to $7.2 million for the three months ended June 30, 2001, an increase of $0.1 million. For the three months ended June 30, 2002, we recorded a net foreign exchange loss of $14.9 million compared to a foreign exchange gain of $5.1 million for the same period in the prior year. Unrealized exchange losses on external and intercompany notes of $20.9 million were recorded in the first quarter of fiscal 2003 due primarily to the weakening of the U. S. Dollar to the Euro. Conversely, unrealized exchange gains on external and intercompany notes of $5.5 million were recorded in the first quarter of fiscal 2002 due primarily to the strengthening of the U. S. Dollar relative to the Euro and Brazilian Real and the impact this had on our Euro-denominated external and intercompany notes.

Provision for Income Taxes

     Our combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal 2003 year of 30.0% compared to 32.0% used for the three months ended June 30, 2001. We have net deferred tax assets on our balance sheet as of June 30, 2002 amounting to

$35.8 million. The utilization of these deferred tax assets is dependent upon our ability to generate taxable income in the future.

Liquidity and Capital Resources

     Our operating activities generated $9.2 million in cash in the three months ended June 30, 2002 compared to net cash used by operating activities for the three months ended June 30, 2001 of $0.2 million, an improvement of $9.4 million. The increase resulted primarily from an improved operating performance in the current quarter.

     Our inventories as a percentage of annualized net sales for the three months ended June 30, 2002 and 2001 were 17.5% and 18.5%, respectively. In constant dollars, inventories at June 30, 2002 increased by $7.8 million when compared to the previous year end at March 31, 2002. This increase was due to our decision to selectively increase global inventory balances to improve customer service levels. Accounts receivable as a percentage of annualized net sales for the three months ended June 30, 2002 increased to 22.2% compared to 21.1% for the same period a year ago. In constant dollars, accounts receivable at June 30, 2002 decreased by $1.2 million when compared to the previous year end at March 31, 2002.

     During the three months ended June 30, 2002, net cash expended on investing activities, amounted to $6.7 million. Included in this amount was $3.6 million related to the acquisition of certain assets of two businesses: Optical Electroforming, Inc., a fabricator of molds and inserts and Alice Thomsen Trading A/S, a Scandinavian distributor. The Company also incurred $2.6 million of capital expenditures and $0.7 million related to investments in molds. Net cash expended on investing activities in the three months ended June 30, 2001 amounted to $4.5 million of capital expenditures and $2.3 million related to investments in molds. We anticipate capital expenditures, including molds, of approximately $30-$35 million in fiscal year 2003.

     During the three months ended June 30, 2001, our net cash provided by financing activities amounted to $30.6 million primarily as a result of the net impact of our issuance of 11% Senior Notes, the proceeds of which were used to repay our credit facility. Interest on the 11% Senior Notes is payable semi-annually on each September 15 and March 15.

     In addition to our outstanding 6 7/8% Senior Notes and 11% Senior Notes, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of June 30, 2002, the total borrowing capacity available to our foreign subsidiaries under these local facilities was approximately $13.6 million, of which $0.2 million had been utilized. As of June 30, 2002, the Company was in compliance with all covenants.

     On July 26, 2001, the Company entered into a three-year $45 million secured revolving credit facility maturing on July 27, 2004, as amended by Amendment No. 1 and Waiver (“Amendment”) dated July 19, 2002 (as so amended, the “Credit Agreement”). The Credit Agreement contains a number of covenants, including, among others, covenants restricting us and our subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and our ability to enter into certain transactions with affiliates. In addition, the Credit Agreement requires us to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures. The Amendment primarily increased the Company’s annual “Permitted Acquisitions” limit, as defined in the Credit Agreement, from $15 million to $30 million, while retaining the cumulative limit of $30 million to the maturity date. As of June 30, 2002, there was no debt outstanding under this agreement and the borrowing base amounted to $45 million.

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

Impact of Recently Issued Accounting Standards

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145 Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as well as FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 will be adopted during fiscal year 2004. We do not anticipate that the adoption of this statement will have a material impact on our financial position, results of operations, or cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 for our fiscal year beginning April 1, 2003 and do not anticipate that the adoption of this statement will have a material impact on our financial position, results of operations, or cash flows.

Currency Exchange Rates

     As a result of our worldwide operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. The principal effect of currency exchange rates on our results of operations and financial position is the impact on our Euro-denominated debt and translation adjustments for subsidiaries where the local currency is the functional currency. Translation adjustments for functional local currencies have been recorded to stockholders’ equity.

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

     Because a portion of our debt and associated interest is non-U.S. Dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps or forward contracts. Since July 27, 2001, we have transacted four foreign exchange contracts to hedge our interest expense exposure associated with the semi-annual coupon payments due September 15, 2001, March 15, 2002, September 15, 2002 and March 15, 2003 on our €205 million 11% Notes. In addition, we have entered into other foreign exchange contracts to hedge portions of our accounts payable exposure. As of June 30, 2002, we had the September 15, 2002 and March 15, 2003 foreign exchange contracts, in addition to the other foreign exchange contracts, outstanding as described above. We do not hold derivative financial instruments for speculative or trading purposes.

Seasonality

     Our business is somewhat seasonal, with fiscal third quarter results generally weaker than the other three quarters as a result of lower sales during the holiday season, and fiscal fourth quarter results generally the strongest.

Inflation

     Inflation continues to affect the cost of the goods and services that we use. The competitive environment in many markets limits our ability to recover higher costs through increased selling prices, and we are subject to price erosion in many of our standard product lines. We seek to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. For a description of the effects of inflation on our reported revenues and profits and the measures taken by us in response to inflationary conditions, see—“Currency Exchange Rates” above.

Information Relating to Forward-Looking Statements

     This quarterly report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements”, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding among other items, the impact of inflation and future income tax rates and capital expenditures. These forward-looking statements reflect our current views with respect to future events and financial performance. The words “may”, “will”, “could”, “would”, “believe”, “expect”, “anticipate” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of known and unknown risks, uncertainties and other factors, including those described in the “Risk Factors” and “Business-Environmental Matters” sections of our Form 10-K for the fiscal year ended March 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative Disclosures

     We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business.

     Interest Rate Risk. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. During the first quarter of fiscal 2003, fixed rate debt consisted primarily of outstanding balances on Senior Notes.

     The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of June 30, 2002:

	Expected Maturity Date (as of June 30, 2002)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(Dollars in thousands)
Long-term debt:
Fixed rate debt	$2,981	$1,503	$902	$952	$847	$298,329	$305,514	$302,330
Weighted average interest rate	6.40%	5.74%	4.29%	4.49%	2.39%	9.66%	9.55%
Long-term debt:
Variable rate debt	$505	$454	$426	$389	$282	$26	$2,082	$2,082
Weighted average interest rate	4.34%	4.30%	4.30%	4.28%	4.24%	1.25%	4.26%

     Currency Rate Risk. We are exposed to currency exchange rate fluctuations on our €205 million 11% Notes, due 2008. At June 30, 2002, we had outstanding two forward exchange contracts to hedge our interest expense exposure associated with the semi-annual coupon payments due September 15, 2002 and March 15, 2003 on our €205 million 11% Senior Notes. Our subsidiaries primarily operate in foreign markets and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies. Accordingly, there are no quantitative disclosures related to borrowings by our subsidiaries.

     The following table presents the future principal cash flows and weighted average interest rates expected on the €205 million 11% Senior Notes, due 2008, as well as the contract amount and weighted average settlement price of the outstanding forward exchange contracts. Fair values have been determined based on quoted market prices as of June 30, 2002:

	Expected Maturity Date (as of June 30, 2002)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(Dollars in thousands)
Long-term debt:
Fixed rate debt	—	—	—	—	—	203,232	$203,232	$209,329
Weighted average interest rate	—	—	—	—	—	11%	11%
Forward exchange contracts:
Contract amounts Due 7/05/02	$20,992	—	—	—	—	—	$20,992	$21,423
Contract amounts Due 7/18/02	$7,330	—	—	—	—	—	$7,330	$7,192
Contract amounts Due 7/25/02	$420	—	—	—	—	—	$420	$372
Contract amounts Due 7/29/02	$1,177	—	—	—	—	—	$1,177	$1,187
Contract amounts Due 8/23/02	$420	—	—	—	—	—	$420	$372
Contract amount Due 9/15/02	$9,834	—	—	—	—	—	$9,834	$11,141
Contract amounts Due 9/25/02	$420	—	—	—	—	—	$420	$371
Contract amounts Due 10/25/02	$420	—	—	—	—	—	$420	$370
Contract amounts Due 11/25/02	$420	—	—	—	—	—	$420	$369
Contract amounts Due 12/24/02	$420	—	—	—	—	—	$420	$368
Contract amounts Due 1/14/03	$420	—	—	—	—	—	$420	$371
Contract amount Due 3/15/03	$9,832	—	—	—	—	—	$9,832	$11,057
Weighted average settlement price	1.037	—	—	—	—	—	1.037

Qualitative Disclosures

     Interest Rate Risk. Our primary interest rate risk exposures relate to:

•	Our ability to pay or refinance long-term borrowings at maturity at market rates;

•	The impact of interest rate movements on our ability to meet interest expense requirements and financial covenants; and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations or business acquisitions.

     We manage interest rate risk on our outstanding long-term borrowings through the use of fixed rate debt. While we cannot predict our ability to refinance existing debt, or the impact interest rate movements might have on existing debt, we evaluate our financial position on an ongoing basis. Because the majority of our debt is fixed rate in nature, an increase of 10% in interest rates would not materially increase our interest expense for the next 12 months.

     Currency Rate Risk. Our primary currency rate risk exposures relate to:

•	Our global operations, whereby approximately 58% of our revenues are derived from operations outside the United States, denominated in currencies other than the U.S. Dollar;

•	The ability of our operations to satisfy cash flow requirements of predominantly Euro and U.S. Dollar denominated long-term debt without the need to repatriate earnings and profits, which are denominated in currencies other than the Euro and U.S. Dollar;

•	Our investments in foreign subsidiaries being primarily directly from the U.S. parent, resulting in U.S. Dollar investments in foreign currency functional companies; and

•	The location of our operating subsidiaries in a number of countries that have seen significant exchange rate changes against the U.S. Dollar, primarily downward in recent years, such as Brazil, Mexico, Venezuela and certain Asian countries.

     We manage our currency rate risks through a variety of measures. In certain limited instances, subsidiaries, after obtaining approval from our head office, will enter into forward exchange contracts in connection with inter-company purchases and sales of products. These contracts do not extend longer than one year and are immaterial to the overall operations of the group. Subsidiaries operating in high inflation environments protect margins by methods that include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible. We disclose constant exchange rate net sales performances in the aggregate, as well as by region, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For more information, see — “Currency Exchange Rates” above.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

10.1	Amendment No. 1 and Waiver dated as of July 19, 2002 to the Credit Agreement dated as of July 25, 2001 among Sola International Inc., the Lenders named therein, UBS Warburg LLC, as Sole Lead Arranger, UBS AG, Stamford Branch, as an Issuing Bank and as Administrative Agent, ABN AMRO Bank, N.V., as Syndication Agent, UBS AG, Stamford Branch, as Collateral Agent for the Lenders, and Union Bank of California, as Documentation Agent.

99.1	Certification of Chief Executive and Chief Financial Officers

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fiscal quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sola International Inc. (Registrant)

Dated: August 14, 2002	By:	/s/ Steven M. Neil

Steven M. Neil Executive Vice President, Chief Financial Officer, Secretary and Treasurer

Exhibit Index

Exhibit Number	Description

10.1	Amendment No. 1 and Waiver dated as of July 19, 2002 to the Credit Agreement dated as of July 25, 2001 among Sola International Inc., the Lenders named therein, UBS Warburg LLC, as Sole Lead Arranger, UBS AG, Stamford Branch, as an Issuing Bank and as Administrative Agent, ABN AMRO Bank, N.V., as Syndication Agent, UBS AG, Stamford Branch, as Collateral Agent for the Lenders, and Union Bank of California, as Documentation Agent.

99.1	Certification of Chief Executive and Chief Financial Officers