Form 10-Q
period 2002-09-30
SOLA INTERNATIONAL INC
filed 2002-11-01
CIK 912088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

( )	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13606

SOLA INTERNATIONAL INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3189941
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

10590 West Ocean Air Drive, Suite 300, San Diego, CA 92130
(Address of principal executive offices)
(zip code)

(858) 509-9899
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

As of October 28, 2002, 24,573,474 shares of the registrant’s common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

SOLA INTERNATIONAL INC.

Form 10-Q for the Quarterly Period
Ended September 30, 2002

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

SOLA INTERNATIONAL INC.

Consolidated Balance Sheets
(in thousands, except per share data)

		March 31,
		2002
		(derived from
	September	audited
	30, 2002	financial
	(unaudited)	statements

ASSETS
Current assets:
Cash and cash equivalents	$46,147	$68,419
Trade accounts receivable, less allowance for doubtful accounts of $8,488 and $8,395 at September 30, 2002 and March 31, 2002, respectively	116,491	114,993
Inventories	96,455	82,586
Deferred taxes, current	18,545	18,584
Prepaid and other current assets	19,732	15,509

Total current assets	297,370	300,091
Property, plant and equipment, net	160,060	164,465
Goodwill and other intangibles, net	206,719	190,719
Deferred taxes, long-term	33,576	33,760
Other long-term assets	24,933	24,030

Total assets	$722,658	$713,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$159	$170
Current portion of long-term debt	4,079	4,140
Accounts payable	60,364	68,546
Accrued liabilities	44,104	43,470
Accrued payroll and related compensation	24,695	25,390
Other current liabilities	1,250	1,288

Total current liabilities	134,651	143,004
Long-term debt, less current portion	7,052	5,042
Senior notes	295,869	273,203
Deferred taxes, long-term	15,076	14,973
Other long-term liabilities	16,570	15,481

Total liabilities	469,218	451,703

Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 24,938 shares issued as of September 30, 2002 and March 31, 2002, and 24,566 and 24,532 shares outstanding as of September 30, 2002 and March 31, 2002, respectively	249	249
Additional paid-in capital	286,186	286,169
Retained earnings	25,087	23,909
Cumulative other comprehensive loss	(55,666)	(46,329)
Common stock in treasury, at cost — 372 shares and 406 shares at September 30, 2002 and March 31, 2002, respectively	(2,416)	(2,636)

Total stockholders’ equity	253,440	261,362

Total liabilities and stockholders’ equity	$722,658	$713,065

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$138,486	$129,444	$273,663	$265,400
Cost of sales	82,321	78,356	162,082	159,503

Gross profit	56,165	51,088	111,581	105,897

Research and development expenses	3,232	3,350	6,477	6,394
Selling and marketing expenses	25,979	25,263	52,000	52,050
General and administrative expenses	11,961	12,378	23,083	25,399

Operating expenses	41,172	40,991	81,560	83,843

Operating income	14,993	10,097	30,021	22,054
Interest income	377	760	863	1,201
Interest expense	(8,183)	(7,711)	(16,008)	(15,347)
Foreign currency gain/(loss)	2,237	(9,215)	(12,652)	(4,127)

Income/(loss) before benefit/(provision) for income taxes and minority interest	9,424	(6,069)	2,224	3,781
Benefit/(provision) for income taxes	(2,827)	2,093	(667)	(1,059)
Minority interest	(67)	(27)	(379)	(47)

Net income/(loss)	$6,530	$(4,003)	$1,178	$2,675

Net income/(loss) per share — basic	$0.27	$(0.17)	$0.05	$0.11

Weighted average common shares outstanding	24,557	23,901	24,550	23,823
Net income/(loss) per share — diluted	$0.26	$(0.17)	$0.05	$0.11

Weighted average common and dilutive securities outstanding	24,781	23,901	24,835	24,302

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net income	$1,178	$2,675
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in earnings	379	47
Depreciation	10,337	11,691
Amortization — debt issuance costs	1,516	1,297
Amortization — other intangibles	19	22
Provision for doubtful accounts	876	1,225
Tax benefit from exercise of stock options	34	556
Deferred taxes	349	516
Revaluation of senior notes	22,647	4,849
Loss on disposal/sale of property, plant and equipment	63	22
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	886	15,362
Inventories	(11,904)	(10,151)
Prepaid and other assets	(4,758)	(19,793)
Accounts payable	(8,248)	(11,242)
Accrued and other current liabilities	(2,764)	6,422
Other long-term liabilities	24	(696)

Net cash provided by operating activities	10,634	2,802

Cash flows from investing activities:
Purchases of businesses	(17,238)	—
Disposal of/(investments in) joint ventures	(35)	1,409
Capital expenditures	(9,177)	(6,662)
Mold expenditures	(1,221)	(3,139)
Other investing activities	251	90

Net cash used in investing activities	(27,420)	(8,302)

Cash flows from financing activities:
Proceeds from the exercise of stock options	330	3,094
Net proceeds/(payments) under notes payable to banks	(22)	964
Borrowings on long-term debt	528	716
Payments on long-term debt	(1,283)	(10,826)
Proceeds from bank debt	—	17,500
Repayment of bank debt	—	(159,500)
Issuance of senior notes	—	182,009
Other	(6,568)	597

Net cash provided by/(used in) financing activities	(7,015)	34,554

Effect of exchange rate changes on cash and cash equivalents	1,529	73

Net increase/(decrease) in cash and cash equivalents	(22,272)	29,127
Cash and cash equivalents at beginning of period	68,419	26,149

Cash and cash equivalents at end of period	$46,147	$55,276

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior year items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net income/loss.

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

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145 Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as well as FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Generally the provisions of SFAS 145 are effective for transactions occurring after May 15, 2002. The Company does not anticipate that the adoption of this statement will have a material impact on its financial position, results of operations, or cash flows.

     In September 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-

time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

2. Inventories

Following is the detail of inventories:

	September 30, 2002	March 31, 2002
	(in thousands)	(in thousands)

Raw Materials	$13,948	$13,104
Work In Progress	3,183	3,510
Finished Goods	79,324	65,972

	$96,455	$82,586

3. Derivative Instruments

     The Company has foreign subsidiaries that operate and sell the Company’s products in various global markets. In addition, the Company and foreign subsidiaries have Euro-denominated intercompany notes. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward contracts, to manage its exposure associated with firm intercompany and third-party transactions and net asset and liability positions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative or trading purposes.

     Forward contracts are used to hedge certain cash flows denominated in non-functional currencies. The contracts outstanding at September 30, 2002 are designated as a foreign currency fair-value hedges in accordance with SFAS No. 133. Changes in the fair value of forward contracts due to changes in time value are recognized in other income and expense. For the three and six months ended September 30, 2002, the change in time value of the forward contracts was not significant.

     On December 26, 2001 and January 23, 2002, the Company transacted two foreign exchange contracts to hedge its interest expense exposure associated with the semi-annual coupon payments due September 15, 2002 and March 15, 2003, respectively, on its €205 million 11% Senior Notes. In addition, the Company has entered into other foreign exchange contracts to hedge portions of its accounts payable exposure. As of September 30, 2002, the Company has the March 15, 2003 foreign exchange contract, in addition to the other foreign exchange contracts outstanding, as described above.

     Forward exchange contracts are also used to hedge certain foreign currency-denominated assets or liabilities. These derivatives do not qualify for SFAS No. 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. The related gains and losses included in foreign currency gain/(loss) on the consolidated statement of operations were not significant.

4. Accrued Liabilities

Following is the detail of accrued liabilities:

	September 30, 2002	March 31, 2002
	(in thousands)	(in thousands)

Liabilities associated with strategic initiatives	$3,646	$6,296
Other accrued liabilities	40,458	37,174

	$44,104	$43,470

     Commencing in the third quarter of fiscal 1999, the Company implemented strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. No special charges were recorded during the six months ended September 30, 2002 and 2001. The following table reconciles the remaining liabilities associated with the strategic initiatives from April 1, 2002 to September 30, 2002 (in thousands):

	Workforce	Facility
	Reductions	Closures	Total

Strategic initiative liability as of April 1, 2002	$4,870	$1,426	$6,296
Fiscal 2003 six months cash utilized	(1,847)	(803)	(2,650)

Strategic initiative liability as of September 30, 2002	$3,023	$623	$3,646

     The Company does not anticipate any additional special charges related to its strategic initiatives and anticipates that substantially all of the accrued liabilities will be paid in fiscal 2003 and will be funded through cash provided by operations.

5. Bank Credit Agreement

     On July 26, 2001, the Company entered into a three-year $45 million secured revolving credit facility maturing on July 27, 2004, as amended by Amendment No. 1 and Waiver (“Amendment”) dated July 19, 2002 (as so amended, the “Credit Agreement”). The Credit Agreement contains a number of covenants, including, among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and the ability to enter into certain transactions with affiliates. In addition, the Credit Agreement requires the Company to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures. The Amendment primarily increased the Company’s annual “Permitted Acquisitions” limit, as defined in the Credit Agreement, from $15 million to $30 million, while retaining the cumulative limit of $30 million to the maturity date. As of September 30, 2002, the Company was in compliance with all covenants. At September 30, 2002, there was no debt outstanding under this agreement and the borrowing base amounted to $45 million.

     On October 29, 2002, the Company entered into a three-year $90 million secured revolving credit facility. This credit agreement replaced the $45 million Credit Agreement. The new credit agreement contains covenants substantially similar to the prior Credit Agreement.

6. Senior Notes

Following is the detail of Senior Notes:

	September 30, 2002	March 31, 2002
	(in thousands)	(in thousands)

6 7/8% Senior Notes	$94,791	$94,771
11% Senior Notes	201,078	178,432

Total Senior Notes	$295,869	$273,203

     Changes in exchange rates had a significant impact on the reported balance of the 11% Senior Notes as of September 30, 2002 since the notes are denominated in Euros. Using the exchange rates in effect at March 31, 2002, the 11% Senior Notes as of September 30, 2002 would have been the same as reported at March 31, 2002.

7. Consolidated Statement of Comprehensive Loss

     Other comprehensive loss includes foreign currency translation adjustments that are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Following is consolidated statement of comprehensive loss for the three and six months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income/(loss)	$6,530	$(4,003)	$1,178	$2,675
Other comprehensive loss:
Foreign currency translation	(9,447)	(6,838)	(9,337)	(5,651)

Comprehensive loss	$(2,917)	$(10,841)	$(8,159)	$(2,976)

8. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2002 and 2001 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Net income/(loss)	$6,530	$(4,003)	$1,178	$2,675

Denominator:
Weighted average common shares outstanding	24,557	23,901	24,550	23,823
Effect of dilutive securities-employee stock options	224	—	285	479

Weighted average common shares and dilutive securities outstanding	24,781	23,901	24,835	24,302

Basic earnings/(loss) per share	$0.27	$(0.17)	$0.05	$0.11

Diluted earnings/(loss) per share	$0.26	$(0.17)	$0.05	$0.11

     For the three and six months ended September 30, 2002, options to purchase approximately 1.5 million shares of common stock with exercise prices at a range of $9.26 to $38.38 per share were not included in the calculation of diluted net loss per share because the options’ exercise price was greater than the average market price of the common shares. Options to purchase approximately 3.2 million shares with exercise prices at a range of $4.63 to $41.44 were outstanding as of September 30, 2001 but were not included in the computation of the diluted earnings per share for the three months ended September 2001 because to do so would be anti-dilutive for the period. For the six months ended September 30, 2001, options to purchase approximately 1.6 million shares of common stock with exercise prices at a range of $14.21 to $41.44 per share were not included in the calculation of diluted net loss per share because the options’ exercise price was greater than the average market price of the common shares.

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

Overview

     We are a leading global designer, manufacturer and distributor of a broad range of plastic and glass eyeglass lenses and hold a leading manufacturing and technology position in the fast growing plastic lens segment of the global spectacle lens market. We have sales offices in 28 countries worldwide and operate in most major regions of the world. We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in each major region where we operate, including North America, Europe and Rest of World (consisting primarily of Australia, Asia and South America). We focus our efforts on value-added products, including products with advanced design characteristics, lens coatings and treatments and thin and light weight materials (e.g., polycarbonate). For the three months ended September 30, 2002, 75.8% of our net sales were represented by value-added products.

     We market our spectacle lens products globally under the brands SOLA and American Optical (AO) and distribute them globally through four primary channels: (1) direct to national retail chains, (2) direct to retail outlets, (3) wholesale distributors (e.g., independent processing laboratories), and (4) managed care organizations in the United States, a growing segment of the spectacle lens market.

     Our business is organized into three primary markets: North America, Europe and Rest of World. For the six months ended September 30, 2002, we generated approximately 45% of our net sales from North America, 36% from Europe and 19% from Rest of World.

Results of Operations

     Three months ended September 30, 2002 compared to three months ended September 30, 2001

Net Sales

     Our net sales were $138.5 million in the three months ended September 30, 2002 compared to net sales of $129.4 million in the same period for the prior year, an increase of $9.1 million or 7.0%. Using constant exchange rates and on a comparable basis, total net sales increased 4.4%, with North America and Europe increasing 7.2% and 3.5%, respectively, and Rest of World decreasing 0.3%. The increase in the North America region was due primarily to increased sales of value-added products, particularly polycarbonate and photochromic products. The increase in Europe also was due primarily to increased sales of our higher-margin value-added products, in particular, our progressive and polycarbonate products. Net sales in the Rest of World region decreased due to our efforts to concentrate on higher- margin value-added sales. Net sales performance by region was as follows:

•	North America increased by $4.1 million or 7.0%;

•	Europe increased by $6.2 million or 14.0%; and

•	Rest of World decreased by $1.2 million or 4.5%.

     Using constant exchange rates and on a comparable basis the regional performances were as follows:

•	North America increased by 7.2%;

•	Europe increased by 3.5%; and

•	Rest of World decreased by 0.3%.

Gross Profit and Gross Margin

     Our gross profit totaled $56.2 million for the three months ended September 30, 2002 compared to $51.1 million for the same period in the prior year, an increase of $5.1 million or 9.9%. Gross profit as a percentage of net sales, or gross margin, increased to 40.6% for the three months ended September 30, 2002 from 39.5% in the same period in the prior year. The increase in gross margin resulted primarily from an increase of higher margin value-added sales in North America and Europe.

Operating Expenses

     Our operating expenses in the three months ended September 30, 2002 totaled $41.2 million compared to operating expenses of $41.0 million for the same period in the prior year. Operating expenses for the three months ended September 30, 2002 and 2001 as a percentage of net sales were 29.7% and 31.7%, respectively. Research and development expenses were $3.2 million or 2.3% of net sales for the three months ended September 30, 2002 and were $3.3 million or 2.6% of net sales for the three months ended September 30, 2001. Selling and marketing expenses were $26.0 million or 18.8% of net sales for the three months ended September 30, 2002 and were $25.3 million or 19.5% of net sales for the three months ended September 30, 2001. Our general and administrative expenses were $12.0 million or 8.6% of net sales for the three months ended September 30, 2002 and were $12.4 million or 9.6% of net sales for the three months ended September 30, 2001.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense totaled $7.8 million for the three months ended September 30, 2002 compared to $7.0 million for the three months ended September 30, 2001, an increase of $0.8 million. Interest expense increased due to the strengthening of the Euro against the U.S. Dollar. This increase was partially offset by the foreign currency exchange gain realized on the forward exchange contract purchased to hedge the average exchange impact on the interest payable. For the three months ended September 30, 2002, we recorded a net foreign exchange gain of $2.2 million compared to a foreign exchange loss of $9.2 million for the same period in the prior year. Foreign exchange gains on external and intercompany notes of $1.5 million were recorded in the three months ended September 30, 2002 due primarily to the strengthening of the U.S. Dollar to the Euro. Conversely, foreign exchange losses on external and intercompany notes of $10.0 million were recorded in the three months ended September 30, 2001 due primarily to the weakening of the U.S. Dollar relative to the Euro and Brazilian Real and the impact this had on our Euro-denominated external and intercompany notes.

Provision for Income Taxes

     Our combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal year 2003 of 30.0% compared to 28.0% used for the three months ended September 30, 2001. We have net deferred tax assets on our balance sheet as of September 30, 2002 amounting to $35.8 million. The utilization of these deferred tax assets is dependent upon our ability to generate taxable income in the future.

Results of Operations

     Six months ended September 30, 2002 compared to six months ended September 30, 2001

Net Sales

     Our net sales were $273.7 million in the six months ended September 30, 2002 compared to net sales of $265.4 million in the same period for the prior year, an increase of $8.3 million or 3.1%. Using constant exchange rates and on a comparable basis, net sales increased 1.1% with North America and Europe increasing 1.4% each and Rest of World remaining flat. The increase in the North America region was due primarily to increased sales of value-added products, particularly polycarbonate and photochromic products. The increase in Europe also was due primarily to increased sales of our higher-margin value-added products, in particular, our progressive and polycarbonate products. Net sales performance by region was as follows:

•	North America increased by $1.5 million or 1.3%;

•	Europe increased by $8.4 million or 9.2%; and

•	Rest of World decreased by $1.6 million or 3.1%.

     Using constant exchange rates and on a comparable basis the regional performances were as follows:

•     North America increased by 1.4%;

•     Europe increased by 1.4%; and

•     Rest of World remained unchanged.

Gross Profit and Gross Margin

     Our gross profit totaled $111.6 million for the six months ended September 30, 2002 compared to $105.9 million for the same period in the prior year, an increase of $5.7 million or 5.4%. Gross profit as a percentage of net sales, or gross margin, increased to 40.8% for the six months ended September 30, 2002 from 39.9% in the same period in the prior year. The increase in gross margin resulted primarily from improved overhead absorption due to our decision to selectively increase global inventory balances to improve customer service levels and to an increase of higher margin value-added sales in North America and Europe.

Operating Expenses

     Our operating expenses in the six months ended September 30, 2002 totaled $81.6 million compared to operating expenses of $83.8 million for the same period in the prior year. Operating expenses for the six months ended September 30, 2002 and 2001 as a percentage of net sales were 29.8% and 31.6%, respectively. Research and development expenses were $6.5 million or 2.4% of net sales for the six months ended September 30, 2002 and were $6.4 million or 2.4% of net sales for the six months ended September 30, 2001. Selling and marketing expenses were $52.0 million or 19.0% of net sales for the six months ended September 30, 2002 and were $52.0 million or 19.6% of net sales for the six months ended September 30, 2001. Our general and administrative expenses were $23.1 million or 8.4% of net sales for the six months ended September 30, 2002 and were $25.4 million or 9.6% of net sales for the six months ended September 30, 2001. The $2.3 million or 9.1% decrease in general and administrative expenses was the result of lower costs associated with the consolidation of our corporate functions, as well as the consolidation of our North American commercial administrative activities into one primary location.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense totaled $15.1 million for the six months ended September 30, 2002 compared to $14.1 million for the six months ended September 30, 2001, an increase of $1.0 million. The increase was primarily due to the impact of the Euro-U.S. Dollar exchange rates between periods. For the six months ended September 30, 2002, we recorded a net foreign exchange loss of $12.7 million compared to a foreign exchange loss of $4.1 million for the same period in the prior year. Unrealized exchange losses on external and intercompany notes of $19.2 million were recorded in the first six months of fiscal 2003 due primarily to the weakening of the U.S. Dollar to the Euro. Conversely, unrealized exchange losses on external and intercompany notes of $4.5 million were recorded in the first six months of fiscal 2002 due primarily to the weakening of the U.S. Dollar relative to the Euro and strengthening of U.S. Dollar relative to the Brazilian Real and the impact this had on our Euro-denominated external and intercompany notes.

Provision for Income Taxes

     Our combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal year 2003 of 30.0% compared to 28.0% used for the six months ended September 30, 2001. We have net deferred tax assets on our balance sheet as of September 30, 2002 amounting to $35.8 million. The utilization of these deferred tax assets is dependent upon our ability to generate taxable income in the future.

Liquidity and Capital Resources

     Our operating activities generated $10.6 million in cash in the six months ended September 30, 2002 compared to $2.8 million for the six months ended September 30, 2001. The increase resulted primarily from an improved operating performance in the six months ended September 30, 2002. The improved operating performance for the six months ended September 30, 2002 was primarily due to increased gross profits resulting from improved overhead absorption due to our decision to selectively increase global inventory balances to improve customer service levels and to an increase of higher margin value-added sales in North America and Europe.

     Our inventories as a percentage of annualized net sales for the six months ended September 30, 2002 and 2001 were 17.4% and 19.2%, respectively. Inventories at September 30, 2002 increased by $13.9 million when compared to the previous year end at March 31, 2002. This increase was due to our decision to selectively increase global inventory balances to improve customer service levels. Accounts receivable as a percentage of annualized net sales for the six months ended September 30, 2002 increased to 21.0% compared to 20.4% for the same period a year ago. Accounts receivable at September 30, 2002 increased by $1.5 million when compared to the previous year end at March 31, 2002 due primarily to the impact of exchange rates and additions resulting from the laboratory acquisitions.

     During the six months ended September 30, 2002, net cash expended on investing activities amounted to $27.4 million. This amount included the acquisition of certain assets of two optical laboratories, B&W Optical Co. Inc., located in Baltimore, Maryland, and Southeastern Optical Inc., located in Roanoke, Virginia, in addition to the acquisition of the net assets of Optical Electroforming, Inc., a fabricator of polycarbonate molds and inserts, and Alice Thomsen Trading A/S, a Scandinavian distributor. The Company also incurred $9.2 million of capital expenditures and $1.2 million related to investments in molds. Net cash expended on investing activities in the six months ended September 30, 2001 amounted to $8.3 million and included $6.7 million of capital expenditures and $3.1 million related to investments in molds. We anticipate capital expenditures, including molds, of approximately $20-$25 million in fiscal year 2003.

     During the six months ended September 30, 2001, our net cash provided by financing activities amounted to $34.6 million primarily as a result of the net impact of our issuance of 11% Senior Notes, the proceeds of which were used to repay our credit facility. Interest on the 11% Senior Notes is payable semi-annually on each September 15 and March 15.

     In addition to our outstanding 6 7/8% Senior Notes and 11% Senior Notes, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of September 30, 2002, the total borrowing capacity available to our foreign subsidiaries under these local facilities was approximately $13.6 million, of which $0.2 million had been utilized. As of September 30, 2002, the Company was in compliance with all covenants.

     On July 26, 2001, we entered into a three-year $45 million secured revolving credit facility maturing on July 27, 2004, as amended by Amendment No. 1 and Waiver (“Amendment”) dated July 19, 2002 (as so amended, the “Credit Agreement”). The Credit Agreement contains a number of covenants, including, among others, covenants restricting us and our subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and our ability to enter into certain transactions with affiliates. In addition, the Credit Agreement requires us to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures. The Amendment primarily increased the Company’s annual “Permitted Acquisitions” limit, as defined in the Credit Agreement, from $15 million to $30 million, while retaining the cumulative limit of $30 million to the maturity date. As of September 30, 2002, there was no debt outstanding under this agreement and the borrowing base amounted to $45 million.

     On October 29, 2002, the Company entered into a three-year $90 million secured revolving credit facility. This credit agreement replaced the $45 million Credit Agreement. The new credit agreement contains covenants substantially similar to the prior Credit Agreement.

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

Impact of Recently Issued Accounting Standards

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 145 Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections. SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, as well as FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Generally the provisions of SFAS 145 are effective for transactions occurring after May 15, 2002. We do not anticipate that the adoption of this statement will have a material impact on our financial position, results of operations, or cash flows.

     In September 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

Currency Exchange Rates

     As a result of our worldwide operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. The principal effect of currency exchange rates on our results of operations and financial position is the impact on our Euro-denominated debt and translation adjustments for subsidiaries where the local currency is the functional currency. Translation adjustments for functional local currencies have been recorded in other comprehensive income.

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

     Because a portion of our debt and associated interest is non-U.S. Dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps or forward contracts. On December 26, 2001 and January 23, 2002, we transacted two foreign exchange contracts to hedge our interest expense exposure associated with the semi-annual coupon payments due September 15, 2002 and March 15, 2003, respectively, on our €205 million 11% Senior Notes. In addition, we have entered into other foreign exchange contracts to hedge portions of our accounts payable exposure. As of September 30, 2002, we have the March 15, 2003 foreign exchange contract, in addition to the other foreign exchange contracts outstanding, as described above. We do not hold derivative financial instruments for speculative or trading purposes.

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

     Interest Rate Risk. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. During the first six months of fiscal 2003, fixed rate debt consisted primarily of outstanding balances on Senior Notes.

     The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of September 30, 2002:

	Expected Maturity Date (as of September 30, 2002)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(Dollars in thousands)
Long-term debt:
Fixed rate debt	$3,526	$1,992	$1,125	$1,141	$814	$296,492	$305,090	$288,310
Weighted average interest rate	6.73%	6.45%	5.94%	5.86%	3.33%	9.64%	9.54%
Long-term debt:
Variable rate debt	$553	$483	$465	$438	$103	$27	$2,069	$2,069
Weighted average interest rate	4.33%	4.32%	4.31%	4.29%	3.83%	1.25%	4.25%

     Currency Rate Risk. We are exposed to currency exchange rate fluctuations on our €205 million 11% Senior Notes, due 2008. At September 30, 2002, we had outstanding one forward exchange contract to hedge our interest expense exposure associated with the semi-annual coupon payments due March 15, 2003 on our €205 million 11% Senior Notes. Our subsidiaries primarily operate in foreign markets and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies. Accordingly, there are no quantitative disclosures related to borrowings by our subsidiaries.

     The following table presents the future principal cash flows and weighted average interest rates expected on the €205 million 11% Senior Notes, due 2008, as well as the contract amount and weighted average settlement price of the outstanding forward exchange contracts. Fair values have been determined based on quoted market prices as of September 30, 2002:

	Expected Maturity Date (as of September 30, 2002)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(Dollars in thousands)
Long-term debt:
Fixed rate debt	—	—	—	—	—	$201,078	$201,078	$201,078
Weighted average interest rate	—	—	—	—	—	11%	11%
Forward exchange contracts:
Contract amounts Due 10/05/02	$14,315	—	—	—	—	—	$14,315	$14,351
Contract amounts Due 10/11/02	$18,776	—	—	—	—	—	$18,776	$18,723
Contract amounts Due 10/15/02	$1,878	—	—	—	—	—	$1,878	$1,870
Contract amounts Due 10/25/02	$420	—	—	—	—	—	$420	$381
Contract amounts Due 11/15/02	$2,170	—	—	—	—	—	$2,170	$2,162
Contract amounts Due 11/25/02	$420	—	—	—	—	—	$420	$381
Contract amounts Due 12/15/02	$3,144	—	—	—	—	—	$3,144	$3,135
Contract amounts Due 12/24/02	$420	—	—	—	—	—	$420	$380
Contract amount Due 1/14/03	$420	—	—	—	—	—	$420	$383
Contract amounts Due 1/15/03	$1,380	—	—	—	—	—	$1,380	$1,375
Contract amounts Due 2/15/03	$1,663	—	—	—	—	—	$1,663	$1,655
Contract amounts Due 3/15/03	$11,726	—	—	—	—	—	$11,726	$12,867
Weighted average settlement price	.870	—	—	—	—	—	.870

Qualitative Disclosures

Interest Rate Risk. Our primary interest rate risk exposures relate to:

•	Our ability to pay or refinance long-term borrowings at maturity at market rates;

•	The impact of interest rate movements on our ability to meet interest expense requirements and financial covenants; and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations or business acquisitions.

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

Item 4. Controls and Procedures

     During the 90-day period prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Vice Chairman and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Vice Chairman and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes in Securities and Use of Proceeds

     Not applicable

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     The following matter was submitted to a vote of the security holders at our Annual Meeting of Stockholders on August 15, 2002:

     Election of Directors. Votes as follows:

	Total Vote for Each	Total Vote Withheld from
	Director	Each Director

Jeremy C. Bishop	21,330,614	674,631
Maurice J. Cunniffe	21,095,296	909,949
Douglas D. Danforth	21,255,204	750,041
A. William Hamill	21,330,676	674,569
Neil E. Leach	21,332,196	673,049
Robert A. Muh	21,330,476	674,769
Jackson L. Schultz	21,254,876	750,369

     There were no abstentions or broker non-votes.

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit Number	Description

99.1	Certification of Chief Executive and Chief Financial Officers

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sola International Inc. (Registrant)

Dated:	November 1, 2002	By:	/s/ Steven M. Neil

Steven M. Neil Executive Vice President, Chief Financial Officer, Secretary and Treasurer

Certification

I, Jeremy C. Bishop, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SOLA International Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002	/s/ Jeremy C. Bishop

President and Chief Executive Officer

Certification

I, Steven M. Neil, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SOLA International Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: November 1, 2002	/s/ Steven M. Neil

Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

99.1	Certification of Chief Executive and Chief Financial Officers