Form 10-Q
period 2002-12-31
SOLA INTERNATIONAL INC
filed 2003-02-12
CIK 912088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002
or
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No (  )

As of February 7, 2003, 24,595,474 shares of the registrant’s common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

SOLA INTERNATIONAL INC.

Form 10-Q for the Quarterly Period
Ended December 31, 2002

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

SOLA INTERNATIONAL INC.

Consolidated Balance Sheets
(in thousands, except per share data)

		March 31, 2002
		(derived from
	December 31, 2002	audited financial
	(unaudited)	statements

ASSETS
Current assets:
Cash and cash equivalents	$61,864	$68,419
Trade accounts receivable, less allowance for doubtful accounts of $9,047 and $8,395 at December 31, 2002 and March 31, 2002, respectively	117,536	114,993
Inventories	97,917	82,586
Deferred taxes, current	18,944	18,584
Prepaid and other current assets	16,984	15,509

Total current assets	313,245	300,091
Property, plant and equipment, net	165,097	164,465
Goodwill and other intangibles, net	206,791	190,719
Deferred taxes, long-term	36,870	33,760
Other long-term assets	27,272	24,030

Total assets	$749,275	$713,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$1,369	$170
Current portion of long-term debt	4,347	4,140
Bank debt	10,000	—
Accounts payable	48,437	68,546
Accrued liabilities	56,119	43,470
Accrued payroll and related compensation	23,166	25,390
Other current liabilities	1,254	1,288

Total current liabilities	144,692	143,004
Long-term debt, less current portion	7,035	5,042
Senior notes	308,786	273,203
Deferred taxes, long-term	15,159	14,973
Other long-term liabilities	17,572	15,481

Total liabilities	493,244	451,703

Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 24,968 shares issued as of December 31, 2002 and March 31, 2002, and 24,595 and 24,532 shares outstanding as of December 31, 2002 and March 31, 2002, respectively	249	249
Additional paid-in capital	286,479	286,169
Retained earnings	19,849	23,909
Cumulative other comprehensive loss	(48,130)	(46,329)
Common stock in treasury, at cost – 372 shares and 406 shares at December 31, 2002 and March 31, 2002, respectively	(2,416)	(2,636)

Total stockholders’ equity	256,031	261,362

Total liabilities and stockholders’ equity	$749,275	$713,065

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net sales	$135,241	$126,330	$408,904	$391,730
Cost of sales	79,200	74,652	241,282	234,155

Gross profit	56,041	51,678	167,622	157,575

Research and development expenses	3,440	3,442	9,917	9,836
Selling and marketing expenses	26,502	24,207	78,502	76,257
General and administrative expenses	12,081	11,336	35,164	36,735

Operating expenses	42,023	38,985	123,583	122,828

Operating income	14,018	12,693	44,039	34,747
Interest income	311	440	1,174	1,641
Interest expense	(8,499)	(8,063)	(24,507)	(23,410)
Foreign currency gain/(loss)	(13,198)	4,762	(25,850)	635

Income/(loss) before benefit/(provision) for income taxes and minority interest	(7,368)	9,832	(5,144)	13,613
Benefit/(provision) for income taxes	2,210	(2,751)	1,543	(3,810)
Minority interest	(80)	191	(459)	144

Net income/(loss)	$(5,238)	$7,272	$(4,060)	$9,947

Net income/(loss) per share — basic	$(0.21)	$0.30	$(0.17)	$0.42

Weighted average common shares outstanding	24,584	24,160	24,561	23,935
Net income/(loss) per share — diluted	$(0.21)	$0.29	$(0.17)	$0.41

Weighted average common and dilutive securities outstanding	24,584	24,788	24,561	24,464

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net income/(loss)	$(4,060)	$9,947
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Minority interest in earnings	459	(144)
Depreciation	15,447	15,104
Amortization- debt issuance costs	2,289	2,086
Amortization- other intangibles	28	33
Provision for doubtful accounts	1,321	1,864
Tax benefit from exercise of stock options	55	817
Deferred taxes	(3,195)	463
Revaluation of senior notes	35,865	(833)
Loss on disposal/sale of property, plant and equipment	173	32
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	3,812	13,912
Inventories	(9,653)	(3,917)
Prepaid and other assets	(4,386)	(19,710)
Accounts payable	(21,714)	(12,635)
Accrued and other current liabilities	5,045	6,002
Other long-term liabilities	534	(1,047)

Net cash provided by operating activities	22,020	11,974

Cash flows from investing activities:
Purchases of businesses	(17,643)	—
Disposal of/(investments in) joint ventures	(123)	1,245
Capital expenditures	(15,430)	(11,706)
Mold expenditures	(1,441)	(4,316)
Other investing activities	379	99

Net cash used in investing activities	(34,258)	(14,678)

Cash flows from financing activities:
Proceeds from the exercise of stock options	369	4,358
Net proceeds under notes payable to banks	1,318	648
Borrowings on long-term debt	1,088	1,621
Payments on long-term debt	(1,642)	(9,566)
Proceeds from bank debt	10,000	17,500
Repayment of bank debt	—	(167,500)
Issuance of senior notes	—	182,009
Foreign currency translation and other	(8,123)	1,061

Net cash provided by financing activities	3,010	30,131

Effect of exchange rate changes on cash and cash equivalents	2,673	(238)

Net increase/(decrease) in cash and cash equivalents	(6,555)	27,189
Cash and cash equivalents at beginning of period	68,419	26,149

Cash and cash equivalents at end of period	$61,864	$53,338

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year. Certain prior year items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net income/loss.

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

     In September 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The impact of implementing this statement will depend on whether or not the Company exits or disposes of businesses in the future.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and the Company has disclosed the impact of adopting FIN 45 on its consolidated financial statements in Note 7.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial position, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Generally the provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company anticipates that it will continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company believes that the adoption of this standard will have no material impact on its financial position, results of operations, or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial position, results of operations, or cash flows.

2. Inventories

Following is the detail of inventories:

	December 31, 2002	March 31, 2002
	(in thousands)	(in thousands)

Raw Materials	$14,496	$13,104
Work In Progress	3,013	3,510
Finished Goods	80,408	65,972

	$97,917	$82,586

3. Derivative Instruments

     The Company has foreign subsidiaries that operate and sell the Company’s products in various global markets. In addition, the Company and foreign subsidiaries have Euro-denominated intercompany notes. As a result, the Company is exposed to changes in foreign currency exchange rates and interest rates. The Company utilizes various hedge instruments, primarily forward contracts, to manage its exposure associated with firm intercompany and third-party debt transactions denominated in non-functional currencies. The Company does not hold derivative financial instruments for speculative or trading purposes.

     Forward contracts are used to hedge certain cash flows denominated in non-functional currencies. The contracts outstanding at December 31, 2002 are designated as a foreign currency fair-value hedges in accordance with SFAS No. 133. Changes in the fair value of forward contracts due to changes in time value are recognized in other income and expense. For the three and nine months ended December 31, 2002, the change in time value of the forward contracts was not significant.

     On January 23, 2002, the Company transacted a foreign exchange contract to hedge its interest expense exposure associated with the semi-annual coupon payment due March 15, 2003 on its €205 million 11% Senior Notes. In addition, the Company has entered into other foreign exchange contracts to hedge portions of its accounts payable and accounts receivable exposure. As of December 31, 2002, the Company has the March 15, 2003 foreign exchange contract, in addition to the other foreign exchange contracts outstanding, as described above.

     Forward exchange contracts are used to hedge certain foreign currency-denominated assets or liabilities. These derivatives do not qualify for SFAS No. 133 hedge accounting treatment. Accordingly, changes in the fair value of these hedges are recorded immediately in earnings to offset the changes in fair value of the assets or liabilities being hedged. The related gains and losses included in foreign currency gain/(loss) on the consolidated statement of operations were not significant.

4. Accrued Liabilities

Following is the detail of accrued liabilities:

	December 31, 2002	March 31, 2002
	(in thousands)	(in thousands)

Liabilities associated with strategic initiatives	$2,402	$6,296
Other accrued liabilities	53,717	37,174

	$56,119	$43,470

     Commencing in the third quarter of fiscal 1999, the Company implemented strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. No special charges were recorded during the nine months ended December 31, 2002 and 2001. The following table reconciles the remaining liabilities associated with the strategic initiatives from April 1, 2002 to December 31, 2002 (in thousands):

	Workforce Reductions	Facility Closures	Total

Strategic initiative liability as of March 31, 2002	$4,870	$1,426	$6,296
Fiscal 2003 nine months cash utilized	(3,022)	(872)	(3,894)

Strategic initiative liability as of December 31, 2002	$1,848	$554	$2,402

     The Company does not anticipate any additional special charges related to its strategic initiatives and anticipates that substantially all of the accrued liabilities will be paid in fiscal 2003 and will be funded through cash provided by operations.

5. Bank Debt

     On October 29, 2002, the Company entered into a $90 million secured revolving credit facility expiring on October 31, 2005. This credit agreement replaced the previous $45 million Credit Agreement. The new credit agreement contains a number of covenants substantially similar to the prior Credit Agreement including, among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and the ability to enter into certain transactions with affiliates. In addition, the new credit agreement requires the Company to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures. Interest on the new credit agreement is payable at a rate based upon the London Interbank Offered Rate (LIBOR) plus 2.75% per annum. As of December 31, 2002, the Company was in compliance with all covenants. At December 31, 2002, there was $10 million of debt outstanding under this agreement.

6. Senior Notes

     Following is the detail of Senior Notes:

	December 31, 2002	March 31, 2002
	(in thousands)	(in thousands)

6 7/8% Senior Notes	$94,799	$94,771
11% Senior Notes	213,987	178,432

Total Senior Notes	$308,786	$273,203

     Changes in exchange rates had a significant impact on the reported balance of the 11% Senior Notes as of December 31, 2002 since the notes are denominated in Euros. Using the exchange rates in effect at March 31, 2002, the 11% Senior Notes as of December 31, 2002 would have been the same as reported at March 31, 2002. There were no principal payments on the 11% Senior Notes during the nine months ended December 31, 2002.

7. Guarantees, including indirect guarantees of indebtedness of others

     The Company has issued standby letters of credit to back certain financing instruments and payment obligations. The Company currently has standby letters of credit totalling approximately $5 million that mature at various dates through June 2008, of which approximately $0.6 million was recorded on the balance sheet as of December 31, 2002. In addition, the Company has recourse provisions that would enable it to recover fixed assets with an estimated net book value of approximately $1.2 million in the event that certain obligors default on their payment obligations that are subject to the Company’s stand by letters of credit.

     From 1988 to 1997, the Company operated a ground water remediation system at a manufacturing facility in Petaluma, California in accordance with a consent order issued by the U.S. EPA under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. The remediation system was designed to remediate a pre-1982 release of hazardous substances. Analytical results indicate that contamination levels have decreased significantly over the past few years. Since March 1997, the Company has curtailed clean-up activities, while continuing to monitor contamination levels. In 1997, the Company submitted to the EPA a report on contamination levels and the impact of curtailed activities that indicates no significant impact on the site from the curtailed activities. The EPA has consented to continued curtailment of clean-up activities. The Company expects continued reduction of clean-up activities due to relatively low levels of contamination existing at the site. In connection with the Company’s acquisition of this site from Pilkington, Pilkington agreed to indemnify the Company with respect to environmental losses relating to certain then existing conditions for (1) 50% of the losses to the extent they exceed $1 million but are less than or equal to $5 million, and (2) 100% of the losses in excess of $5 million. In March 2001 and May 2002, the Company completed the sale of the affected property and adjacent property, respectively, and indemnified the buyers with respect to certain then-existing conditions. The Company’s remedial liability at these sites, either alone or in the aggregate, is not currently expected to be material.

8. Consolidated Statement of Comprehensive Loss

     Other comprehensive loss includes foreign currency translation adjustments that are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Following is consolidated statement of comprehensive loss for the three and nine months ended December 31, 2002 and 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net income/(loss)	$(5,238)	$7,272	$(4,060)	$9,947
Other comprehensive loss:
Foreign currency translation	7,536	3,435	(1,801)	(2,216)

Comprehensive loss	$2,298	$10,707	$(5,861)	$7,731

9. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2002 and 2001 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Numerator:
Net income/(loss)	$(5,238)	$7,272	$(4,060)	$9,947

Denominator:
Weighted average common shares outstanding	24,584	24,160	24,561	23,935
Effect of dilutive securities-employee stock options	—	628	—	529

Weighted average common shares and dilutive securities outstanding	24,584	24,788	24,561	24,464

Basic earnings/(loss) per share	$(0.21)	$0.30	$(0.17)	$0.42

Diluted earnings/(loss) per share	$(0.21)	$0.29	$(0.17)	$0.41

     Stock options to purchase approximately 2.3 million shares with exercise prices at a range of $4.63 to $38.38 were outstanding as of December 31, 2002 but were not included in the computation of the diluted earnings per share for the three and nine months ended December 2002 because to do so would be anti-dilutive for the periods.

     For the three and nine months ended December 31, 2001, stock options to purchase approximately 1.0 million and 3.2 million shares at a range of $15.38 to $41.44 per share and $14.21 to $41.44 per share, respectively, were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may be materially different from the results we discuss in the forward-looking statements. For more information, refer to “Information Relating to Forward-Looking Statements” below.

Overview

     We are a leading global designer, manufacturer and distributor of a broad range of plastic and glass eyeglass lenses and hold a leading manufacturing and technology position in the fast growing plastic lens segment of the global spectacle lens market. We have sales offices in 28 countries worldwide and operate in most major regions of the world. Our business is organized into three primary markets: North America, Europe and Rest of World (consisting primarily of Australia, Asia and South America). For the nine months ended December 31, 2002, we generated approximately 44% of our net sales from North America, 37% from Europe and 19% from Rest of World. We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in each major region where we operate, including North America, Europe and Rest of World. We focus our efforts on value-added products, including products with advanced design characteristics, lens coatings and treatments and thin and light weight materials (e.g., polycarbonate). For the three months ended December 31, 2002, 73.5% of our net sales were represented by value-added products.

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

Results of Operations

     Three months ended December 31, 2002 compared to three months ended December 31, 2001

Net Sales

     Our net sales were $135.2 million in the three months ended December 31, 2002 compared to net sales of $126.3 million in the same period for the prior year, an increase of $8.9 million or 7.1%. Using constant exchange rates and on a comparable basis, total net sales increased 5.2%, with North America, Europe and Rest of World increasing 7.2%, 2.8%, and 5.0%, respectively. The increase in the North America region was due primarily to increased sales of value-added products, particularly polycarbonate and photochromic products. The increase in Europe also was due primarily to increased sales of our higher-margin value-added products, in particular, our progressive and polycarbonate products. Net sales in the Rest of World region increased on a constant dollar basis due to increased sales of value-added products and decreased on an as-reported basis due to the impact of exchange rates. Net sales performance by region was as follows:

•     North America increased by $3.8 million or 7.0%;

•     Europe increased by $5.8 million or 12.6%; and

•     Rest of World decreased by $0.7 million or 2.5%.

     Using constant exchange rates and on a comparable basis the regional performances were as follows:

•     North America increased by 7.2%;

•     Europe increased by 2.8%; and

•     Rest of World increased by 5.0%.

Gross Profit and Gross Margin

     Our gross profit totaled $56.0 million for the three months ended December 31, 2002 compared to $51.7 million for the same period in the prior year, an increase of $4.3 million or 8.4%. Gross profit as a percentage of net sales, or gross margin, increased to 41.4% for the three months ended December 31, 2002 from 40.9% in the same period in the prior year. The increase in gross margin resulted primarily from an increase of higher-margin value-added sales in North America.

Operating Expenses

     Our operating expenses in the three months ended December 31, 2002 totaled $42.0 million compared to operating expenses of $39.0 million for the same period in the prior year. The increase over the prior year is primarily due to the impact of favorable adjustments made in the year ago period. Operating expenses for the three months ended December 31, 2002 and 2001 as a percentage of net sales were 31.1% and 30.9%, respectively. Research and development expenses were $3.4 million or 2.5% of net sales for the three months ended December 31, 2002 and were $3.4 million or 2.7% of net sales for the three months ended December 31, 2001. Selling and marketing expenses were $26.5 million or 19.6% of net sales for the three months ended December 31, 2002 and were $24.2 million or 19.2% of net sales for the three months ended December 31, 2001. The increase in selling and marketing expenses as a percentage of sales was primarily the result of our decision in the prior year to cancel our exclusive marketing agreement with Safilo USA for Contour Optics, which resulted in a favorable adjustment to marketing expenses of $1.3 million. Our general and administrative expenses were $12.1 million or 8.9% of net sales for the three months ended December 31, 2002 and were $11.4 million or 8.9% of net sales for the three months ended December 31, 2001.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense totaled $8.2 million for the three months ended December 31, 2002 compared to $7.6 million for the three months ended December 31, 2001, an increase of $0.6 million. Interest expense increased due to the strengthening of the Euro against the U.S. Dollar. This increase was partially offset by the foreign currency exchange gain realized on the forward exchange contract purchased to hedge the average exchange impact on the interest payable. For the three months ended December 31, 2002, we recorded a net foreign exchange loss of $13.2 million compared to a foreign exchange gain of $4.8 million for the same period in the prior year. Foreign exchange losses on external and intercompany notes of $15.7 million were recorded in the three months ended December 31, 2002 due primarily to the weakening of the U.S. Dollar to the Euro. Conversely, foreign exchange gains on external and intercompany Euro-denominated notes of $5.2 million were recorded in the three months ended December 31, 2001 due primarily to the strengthening of the U.S. Dollar relative to the Euro and weakening of the U.S. Dollar to the Brazilian Real and the impact this had on our Euro-denominated external and intercompany notes and U.S. Dollar denominated notes with our Brazilian subsidiary.

Provision for Income Taxes

     Our combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal year 2003 of 30.0% compared to 28.0% used for the three months ended December 31, 2001. We have net deferred tax assets on our balance sheet as of December 31, 2002 amounting to $39.4 million. The utilization of these deferred tax assets is dependent upon our ability to generate taxable income in the future.

Results of Operations

     Nine months ended December 31, 2002 compared to nine months ended December 31, 2001

Net Sales

     Our net sales were $408.9 million in the nine months ended December 31, 2002 compared to net sales of $391.7 million in the same period for the prior year, an increase of $17.2 million or 4.4%. Using constant exchange rates and on a comparable basis, net sales increased 2.4% with North America,

Europe, and Rest of World increasing 3.2%, 1.9%, and 1.6%, respectively. The increase in the North America region was due primarily to increased sales of value-added products, particularly polycarbonate and photochromic products. The increase in Europe also was due primarily to increased sales of our higher-margin value-added products, in particular, our progressive and polycarbonate products. Net sales in the Rest of World region increased on a constant dollar basis due to our efforts to concentrate on higher-margin value-added sales and decreased on an as-reported basis due to the impact of exchange rates. Net sales performance by region was as follows:

•     North America increased by $5.4 million or 3.0%;

•     Europe increased by $14.1 million or 10.3%; and

•     Rest of World decreased by $2.3 million or 2.9%.

     Using constant exchange rates and on a comparable basis the regional performances were as follows:

•     North America increased by 3.2%;

•     Europe increased by 1.9%; and

•     Rest of World increased by 1.6%.

Gross Profit and Gross Margin

     Our gross profit totaled $167.6 million for the nine months ended December 31, 2002 compared to $157.6 million for the same period in the prior year, an increase of $10.0 million or 6.4%. Gross profit as a percentage of net sales, or gross margin, increased to 41.0% for the nine months ended December 31, 2002 from 40.2% in the same period in the prior year. The increase in gross margin resulted primarily from improved overhead absorption due to our decision to selectively increase global inventory balances to improve customer service levels and to an increase of higher-margin value-added sales in North America and Europe.

Operating Expenses

     Our operating expenses in the nine months ended December 31, 2002 totaled $123.6 million compared to operating expenses of $122.8 million for the same period in the prior year. Operating expenses for the nine months ended December 31, 2002 and 2001 as a percentage of net sales were 30.2% and 31.4%, respectively. Operating expenses in the nine months ended December 31, 2002 would have been $3.4 million lower had foreign exchange rates been equal to those in the same period last year. Research and development expenses were $9.9 million or 2.4% of net sales for the nine months ended December 31, 2002 and were $9.8 million or 2.5% of net sales for the nine months ended December 31, 2001. Selling and marketing expenses were $78.5 million or 19.2% of net sales for the nine months ended December 31, 2002 and were $76.3 million or 19.5% of net sales for the nine months ended December 31, 2001. Our general and administrative expenses were $35.2 million or 8.6% of net sales for the nine months ended December 31, 2002 and were $36.7 million or 9.4% of net sales for the nine months ended December 31, 2001. The $1.6 million or 4.3% decrease in general and administrative expenses was the result of lower costs associated with the consolidation of our corporate functions, as well as the consolidation of our North American commercial administrative activities into one primary location.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense totaled $23.3 million for the nine months ended December 31, 2002 compared to $21.8 million for the nine months ended December 31, 2001, an increase of $1.5 million. The increase was primarily due to the impact of the Euro-U.S. Dollar exchange rates between periods. For the nine months ended December 31, 2002, we recorded a net foreign exchange loss of $25.9 million compared to a foreign exchange gain of $0.6 million for the same period in the prior year. Unrealized exchange losses on external and intercompany notes of $32.8 million were recorded in the first nine months of fiscal 2003 due primarily to the weakening of the U.S. Dollar to the Euro. Conversely, unrealized exchange gains on external and intercompany notes of $0.7 million were recorded in the first nine months of fiscal 2002 due primarily to the strengthening of the U.S. Dollar relative to the Euro and weakening of U.S. Dollar relative to the Brazilian Real and the impact this had on our Euro-denominated external and intercompany notes and U.S. Dollar denominated notes with our Brazilian subsidiary.

Provision for Income Taxes

     Our combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal year 2003 of 30.0% compared to 28.0% used for the nine months ended December 31, 2001. We have net deferred tax assets on our balance sheet as of December 31, 2002 amounting to $39.4 million. The utilization of these deferred tax assets is dependent upon our ability to generate taxable income in the future.

Liquidity and Capital Resources

     Our operating activities generated $22.0 million in cash in the nine months ended December 31, 2002 compared to $12.0 million for the nine months ended December 31, 2001. The increase resulted primarily from improved operating performance in the nine months ended December 31, 2002, offset in part by unfavorable changes in working capital. Included in the net loss for the nine months ended December 31, 2002 was an unrealized $21.6 million foreign currency loss on net long-term Euro-denominated debt and cash reserves (net of tax). Cash flow from operations was not impacted by this currency loss since it was non-cash in nature and, as a result, has been added back to net loss for cash flow reporting purposes.

     Our inventories as a percentage of annualized net sales for the quarter ended December 31, 2002 and 2001 were 18.1% and 18.5%, respectively. Inventories at December 31, 2002 increased by $15.3 million when compared to the previous year end at March 31, 2002. This increase was due to our decision to selectively increase global inventory balances to improve customer service levels as well as the impact of exchange rates. Accounts receivable as a percentage of annualized net sales for the nine months ended December 31, 2002 increased to 21.7% compared to 21.1% for the same period a year ago. Accounts receivable at December 31, 2002 increased by $2.5 million when compared to the previous year end at March 31, 2002 due primarily to the impact of exchange rates and higher net sales.

     During the nine months ended December 31, 2002, net cash expended on investing activities amounted to $34.3 million. This amount included the acquisition of certain assets of two optical laboratories, B&W Optical Co. Inc., located in Baltimore, Maryland, and Southeastern Optical Inc., located in Roanoke, Virginia, in addition to the acquisition of the net assets of Optical Electroforming, Inc., a fabricator of polycarbonate molds and inserts, and Alice Thomsen Trading A/S, a Scandinavian distributor. The Company also incurred $15.4 million of capital expenditures and $1.4 million related to investments in molds. Net cash expended on investing activities in the nine months ended December 31, 2001 amounted to $14.7 million and included $11.7 million of capital expenditures and $4.3 million related to investments in molds. We anticipate total capital expenditures, including molds, will be approximately $20-$25 million for fiscal year 2003.

     During the nine months ended December 31, 2002, our net cash provided by financing activities amounted to $3.0 million primarily as a result of borrowings of $10.0 million on our new bank facility. Offsetting the $10.0 million of borrowings was an increase in other financing activities primarily due to the effect of exchange rate changes on the net assets, excluding cash and cash equivalents, of our foreign subsidiaries. During the nine months ended December 31, 2001, our net cash provided by financing activities amounted to $30.1 million primarily as a result of the net impact of our issuance of 11% Senior Notes, the proceeds of which were used to repay our credit facility. Interest on the 11% Senior Notes is payable semi-annually on each September 15 and March 15.

     In addition to our outstanding 6 7/8% Senior Notes and 11% Senior Notes, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of December 31, 2002, the total borrowing capacity available to our foreign subsidiaries under these local facilities was approximately $14.8 million, of which $1.4 million had been utilized. As of December 31, 2002, the Company was in compliance with all debt covenants.

     On October 29, 2002, we entered into a three-year $90 million secured revolving credit facility. This credit agreement replaced the previous $45 million Credit Agreement. The new credit agreement contains a number of covenants substantially similar to the prior Credit Agreement including, among others, covenants restricting us and our subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and the ability to enter into certain transactions with affiliates. In addition, the new credit agreement requires us to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures. Interest on the new credit agreement is payable at a rate based upon the London Interbank Offered Rate (LIBOR) plus 2.75% per annum. As of December 31, 2002, we were in compliance with all covenants. At December 31, 2002, there was $10 million of debt outstanding under this agreement.

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

Impact of Recently Issued Accounting Standards

     In September 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The impact of implementing this statement will depend on whether or not we exit or dispose of businesses in the future.

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and we have disclosed the impact of adopting FIN 45 on our consolidated financial statements in Note 7.

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Generally the provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. We anticipate that we will continue to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, we do not anticipate that the adoption of this statement will have a material impact on our financial position, results of operations, or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

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

     Because a portion of our debt and associated interest is non-U.S. Dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps or forward contracts. On January 23, 2002, we transacted a foreign exchange contract to hedge our interest expense exposure associated with the semi-annual coupon payment due March 15, 2003 on our €205 million 11% Senior Notes. In addition, we have entered into other foreign exchange contracts to hedge portions of our accounts payable and accounts receivable exposure. As of December 31, 2002, we have the March 15, 2003 foreign exchange contract, in addition to the other foreign exchange contracts outstanding, as described above. We do not hold derivative financial instruments for speculative or trading purposes.

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

     Interest Rate Risk. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. During the first nine months of fiscal 2003, fixed rate debt consisted primarily of outstanding balances on Senior Notes.

     The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of December 31, 2002:

	Expected Maturity Date (as of December 31, 2002)

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total	Fair Value

				(Dollars in thousands)
Long-term debt:
Fixed rate debt	$15,163	$2,101	$1,196	$1,113	$715	$309,180	$329,468	$342,336
Weighted average interest rate	5.53%	6.45%	5.94%	5.86%	3.33%	9.70%	9.45%
Long-term debt:
Variable rate debt	$553	$483	$465	$438	$103	$27	$2,069	$2,069
Weighted average interest rate	4.33%	4.32%	4.31%	4.29%	3.83%	1.25%	4.25%

     Currency Rate Risk. We are exposed to currency exchange rate fluctuations on our €205 million 11% Senior Notes, due 2008. At December 31, 2002, we had outstanding one forward exchange contract to hedge our interest expense exposure associated with the semi-annual coupon payment due March 15, 2003 on our €205 million 11% Senior Notes. Our subsidiaries primarily operate in foreign markets and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies. Accordingly, there are no quantitative disclosures related to borrowings by our subsidiaries.

     The following table presents the future principal cash flows and weighted average interest rates expected on the €205 million 11% Senior Notes, due 2008, as well as the contract amount and weighted average settlement price of the outstanding forward exchange contracts. Fair values have been determined based on quoted market prices as of December 31, 2002:

	Expected Maturity Date (as of December 31, 2002)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

				(Dollars in thousands)
Long-term debt:
Fixed rate debt	—	—	—	—	—	$213,987	$213,987	$235,386
Weighted average interest rate	—	—	—	—	—	11%	11%
Forward exchange contracts:
Contract amounts Due 1/10/03	$33,542	—	—	—	—	—	$33,542	$32,333
Contract amounts Due 1/14/03	$420	—	—	—	—	—	$420	$377
Contract amounts Due 1/15/03	$2,290	—	—	—	—	—	$2,290	$2,335
Contract amounts Due 1/21/03	$280	—	—	—	—	—	$280	$270
Contract amounts Due 1/24/03	$600	—	—	—	—	—	$600	$588
Contract amounts Due 2/15/03	$1,663	—	—	—	—	—	$1,633	$1,697
Contract amounts Due 2/20/03	$600	—	—	—	—	—	$600	$588
Contract amounts Due 3/15/03	$11,727	—	—	—	—	—	$11,727	$13,670
Contract amounts Due 3/18/03	$600	—	—	—	—	—	$600	$588
Weighted average settlement price	.959	—	—	—	—	—	.959

Qualitative Disclosures

Interest Rate Risk. Our primary interest rate risk exposures relate to:

•	Our ability to pay or refinance long-term borrowings at maturity at market rates;

•	The impact of interest rate movements on our ability to meet interest expense requirements and financial covenants; and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations or business acquisitions.

     We manage interest rate risk on our outstanding long-term borrowings through the use of fixed rate debt. While we cannot predict our ability to refinance existing debt, or the impact interest rate movements might have on existing debt, we evaluate our financial position on an ongoing basis. Borrowings on our credit line are interest rate sensitive, since the interest rate charged by our bank varies with changes in the LIBOR rate. We believe, however, that we are currently not subject to material interest rate risk. Because the majority of our debt is fixed rate in nature, an increase of 10% in interest rates would not materially increase our interest expense for the next 12 months.

     Currency Rate Risk. Our primary currency rate risk exposures relate to:

•	Our global operations, whereby approximately 57% of our revenues are derived from operations outside the United States, denominated in currencies other than the U.S. Dollar;

•	The ability of our operations to satisfy cash flow requirements of predominantly Euro and U.S. Dollar denominated long-term debt without the need to repatriate earnings and profits, which are denominated in currencies other than the Euro and U.S. Dollar;

•	Our investments in foreign subsidiaries being primarily directly from the U.S. parent, resulting in U.S. Dollar investments in foreign currency functional companies; and

•	The location of our operating subsidiaries in a number of countries that have seen significant exchange rate changes against the U.S. Dollar, primarily downward in recent years, such as Brazil, Mexico, Venezuela, certain Asian countries, and countries located within the European Union.

     We manage our currency rate risks through a variety of measures. In certain limited instances, subsidiaries, after obtaining approval from our head office, will enter into forward exchange contracts in connection with inter-company purchases and sales of products. These contracts do not extend longer than one year and are immaterial to the overall operations of the group. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business. Subsidiaries operating in high inflation environments protect margins by methods that include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible. We disclose constant exchange rate net sales performances in the aggregate, as well as by region, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For more information, see — “Currency Exchange Rates” above.

Item 4. Controls and Procedures

     During the 90-day period prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

     Not applicable

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit Number	Description

10.1	Credit Agreement dated as of October 28, 2002 among Sola International Inc., the Lenders named therein, Union Bank of California, N.A, as Sole Lead Arranger, as an Issuing Bank, as Administrative Agent and as Collateral Agent for the Lenders.
99.1	Certification of Chief Executive and Chief Financial Officers

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sola International Inc. (Registrant)

Dated: February 12, 2003	By: /s/ Steven M. Neil

Steven M. Neil
Executive Vice President, Chief
Financial Officer, Secretary and Treasurer

Certification

I, Jeremy C. Bishop, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SOLA International Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	/s/ Jeremy C. Bishop

President and Chief Executive Officer

Certification

I, Steven M. Neil, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SOLA International Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date: February 12, 2003	/s/ Steven M. Neil

Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Credit Agreement dated as of October 28, 2002 among Sola International Inc., the Lenders named therein, Union Bank of California, N.A, as Sole Lead Arranger, as an Issuing Bank, as Administrative Agent and as Collateral Agent for the Lenders.
99.1	Certification of Chief Executive and Chief Financial Officers