Form 10-K
period 2003-03-31
SOLA INTERNATIONAL INC
filed 2003-06-13
CIK 912088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2. Yes   ☒   No   ☐

     As of September 30, 2002, the aggregate market value of Common Stock held by non-affiliates was approximately $246,890,049. For purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of June 12, 2003, 24,728,933 shares of the registrant’s common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding. The registrant’s stock is traded on the New York Stock Exchange under the symbol SOL.

     Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SOLA INTERNATIONAL INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2003

     Our trademarks, service marks and trade names include AO b’Active, AO Compact, Finalite, Percepta, SOLAMax, Spectralite and ViZio, among others. This report also contains trademarks, service marks, copyrights and trade name of other companies.

i

PART I

Item 1. Business

Forward-Looking Information

     Certain of the matters discussed in this report or in the information incorporated by reference may constitute forward-looking statements. Forward-looking statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risk Factors”, as well as changes in the regulation of the spectacle lens industry at either or both of the federal and state levels, competitive pressures in the spectacle lens industry and our response to these factors, and general conditions in the economy and capital markets.

     All subsequent written and oral forward-looking statements attributable to SOLA and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this report.

The Company

     We commenced operations in 1960 and were incorporated in Delaware in 1993. We are a leading designer, manufacturer and global distributor of a broad range of plastic and glass eyeglass lenses and hold a strong manufacturing and technology position in the growing plastic lens segment of the global spectacle lens market. We have sales offices in 28 countries worldwide and operate in most major regions of the world. We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in each major region where we operate — North America, Europe and Rest of World (consisting primarily of Australia, Asia and South America). We focus our efforts on products with advanced design characteristics, lens coatings and treatments, and thin and light weight materials.

     We market our spectacle lens products globally under the brands SOLA and American Optical (AO) and distribute them globally through four primary channels: (1) direct to national retail chains, (2) direct to retail outlets, (3) wholesale distributors (e.g., independent processing laboratories), and (4) managed care organizations in the United States.

     Our business is organized into three primary markets: North America, Europe and Rest of World. For the fiscal year ended March 31, 2003, we generated approximately 44% of our net sales from North America, 37% from Europe and 19% from Rest of World.

•	North America is currently our largest market. Our net sales in North America for the fiscal year ended March 31, 2003 were $249.2 million compared to $236.8 million in the prior year, an increase of 5.2%. Using constant exchange rates, net sales increased by 5.5%. The sales increase in North America was due primarily to our sales and marketing initiatives, improved supply chain management, and increased prescription laboratory presence.

•	Europe is currently our second largest market. Our net sales in Europe for the fiscal year ended March 31, 2003 were $210.3 million compared to $185.8 million in the prior year, an increase of 13.2%. Using constant exchange rates, net sales increased by 1.5%. Net sales in the European region increased due primarily to growth from our prescription laboratory network in France, Italy and Spain that was partially offset by weaker results from our wholesale businesses in Germany and the U.K.

•	Rest of World is currently our third largest market. Our net sales in Rest of World for the year ended March 31, 2003 were $103.3 million compared to $106.9 million in the prior period, a decrease of 3.4%. Using constant exchange rates, net sales increased by 0.6%. Net sales increased in the Rest of World primarily in South America. This increase was partially offset by sales declines in Asia, including Japan, and the Middle East due largely to current economic and political conditions.

     For more information concerning our geographic areas, see Note 20 of Notes to Consolidated Financial Statements and “Risk Factors—Risk Factors Relating to SOLA and the Industry—We are subject to certain risks associated with our foreign operations”, “—We concentrate a large part of our manufacturing operations in Tijuana, Mexico” and “—We conduct all of our foreign operations through subsidiaries and the payment of dividends by these entities may be restricted.”

Competitive Strengths

     We believe that our strong competitive position is attributable to a number of factors, including the following:

Global Scope

     We currently sell our products to customers in approximately 50 countries worldwide and operate in most major regions of the world. Our geographically diverse customer base limits our dependence upon any particular customer or geographic region. Our operations consist of four primary and seven specialized manufacturing facilities, one primary research and development center, 31 full-service prescription laboratories and five primary distribution centers. In addition, we have sales offices in 28 countries worldwide. Our global scope, combined with our manufacturing and logistics capabilities, enables us to meet customer demand for delivery of a broad range of products efficiently, cost effectively and in a timely manner. Our primary brands, SOLA and AO, are recognized throughout the world. We believe global brand recognition is a significant advantage in the highly competitive spectacle lens market.

Leading Market Position

     We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in most major regions of the world, including leading market positions in Australia, Brazil, France, Italy, the United Kingdom, and the U.S.

Significant Sales of Valued-Added Products

     We focus our efforts on products with advanced design characteristics, lens coatings and treatments, and thin and light weight materials. We believe our value-added products enable us to strengthen relationships with existing customers and develop relationships with new customers. Many of our value-added products are sold under global brand names developed under our two primary brands, SOLA and AO.

Research and Development Expertise

     We believe that we are a technological leader in the plastic lens segment of the spectacle lens industry, with particular expertise in the development of new lens materials and designs. We have devoted significant resources to the research and development of new products and technology, with expenditures of $12.2 million in fiscal 2003, $13.1 million in fiscal 2002, and $14.9 million in fiscal 2001. The $0.9 million, or 6.9%, decrease in our research and development expenses in fiscal 2003 was due in part to headcount reductions associated with the transfer of research and development activities from our Petaluma, California facilities to Lonsdale, Australia. Over the last ten years, we have successfully developed and marketed a number of innovative products. Most notable are our progressive lens designs (lenses that have a continuous gradient of corrective power), including Percepta, SOLAMax, AO Compact and AO b’Active, and our proprietary thin and light weight materials, Spectralite and Finalite. These products incorporate complex design features that differentiate them from our competitors’ products. Sales of new products generally have experienced a higher growth rate and generated an above average gross profit per pair compared to other plastic lenses sold by us. Our technical expertise is demonstrated by our receipt of numerous Optical Laboratory Association awards for technical design excellence.

Leading Position in the Growing Chain Retail and Managed Care Channels

     We believe that we hold the leading market position in terms of volume of plastic lenses sold in the North American chain retail and managed care distribution channels. We have established our strong position in these channels by providing differentiated new products, timeliness of delivery and a commitment to product quality, technical support and product education. We work with most major retail chains in North America, including Wal-Mart Stores, Inc., LensCrafters and U.S. Vision, Inc. Our commitment to quality and customer service is evidenced by Wal-Mart selecting us as category manager for its optical lens business. In addition, our managed care customers include Kaiser Permanente and Vision Service Plan (VSP). Our managed care customers select us as their preferred spectacle lens supplier primarily because of our broad product portfolio and superior marketing support services.

Strong Direct to Retail Business in Europe

     Although the U.S. market is the single largest spectacle market in the world, we benefit from our global diversity and, most specifically, from our strong operations in Europe. The significant growth of our direct to retail business is driven by highly experienced commercial teams across Europe that are supported by our vertically integrated network of prescription laboratories. We have five primary prescription laboratories in Europe, which allow us to directly meet the needs of the eyecare professionals in markets where an independent wholesale channel generally does not exist. Additionally, we believe that these laboratories will enable us to penetrate new markets as we introduce new products that require advanced technical processing capabilities. Main supplier status with many retail chains and independent practices alike is built on the cornerstone of a partnership approach and the successful introduction of highly differentiated products.

Experienced Management Team

     Our senior management team, led by President and Chief Executive Officer Jeremy C. Bishop, has over 100 years of combined vision care industry experience. Prior to his appointment as President and Chief Executive Officer in April 2000, Mr. Bishop served as President of American Optical Lens Company, a subsidiary of ours since its acquisition in 1996. Mr. Bishop joined American Optical in 1990 as Vice President of European Operations. Under Mr. Bishop’s leadership, we have reduced operating expenses, completed a number of key strategic initiatives and improved our financial performance. Mr. Bishop and his senior management team have fostered a new culture geared towards continued cost reduction, strengthened sales and marketing, new product development and cash flow generation.

Increased Emphasis on Driving Demand Through Wholesale Market

     Through outright purchases of labs and restrictive distribution contracts, our competitors have made significant strides in controlling access to independent eye care professionals (ECPs). We have launched multiple initiatives to address this trend and strengthen our position in this channel. In the past year, we have significantly increased hiring of sales representatives, and created a comprehensive training program for them to increase their optical and selling skills. The addition of these sales representatives and investments in prescription laboratories, including acquired laboratories, has increased our reach in the channel.

     In addition, we invested $17.3 million during fiscal 2003 for the acquisition of certain net assets and/or stock of five prescription laboratories located in the U.S. The acquisition of these businesses will play an important role in helping us to realize our objectives with independent retailers. Our operating model continues to emphasize creating profitable growth for eye care professionals by providing them with innovative products, dispensing tools and marketing programs supported by superior customer service. Our continued focus on supplying high-technology products requires that we posses a robust distribution system for their delivery. Laboratories, both wholly-owned and independent, are a vital component of that solution.

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

Capitalize on Positive Demographic Trends Affecting the Vision Care Industry

     We believe that we are well positioned to benefit from the positive demographic changes expected to take place in our markets. According to the U.S. Census, middle series projections, the number of people in the age group 45-60 is expected to grow approximately 3% per year, through 2005. Further, the market for progressive lenses is expected to double in size from 2003 to 2015. This age group is the group primarily affected by presbyopia. Presbyopia affects the vast majority of people above the age of 45 and is a major source of demand for our progressive and other multifocal lenses. Our leading position in the design and manufacture of progressive lenses positions us favorably to realize the benefit of this demographic trend. We will continue to focus on the further development and enhancement of our progressive lens designs.

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

Introduce New Products

     We invest significant resources in the development of new and innovative products. Since 1998, we have successfully developed and marketed a number of proprietary lens designs, including AO Compact, SOLAMax and AO b’Active progressive lenses. In April 2002, we announced a global licensing agreement with DuPont Fluoroproducts where we market a newly developed high performance coating for ophthalmic lenses using the Dupont ™ Teflon ® brand.

Improve Cash Flow Performance

     A primary focus of ours is executing key business fundamentals and managing our business for improved financial performance, including cash flow generation. During fiscal 2000 through 2002 we implemented strategic initiatives aimed at streamlining and standardizing our operations globally. No additional restructuring occurred in fiscal 2003. The initiatives had the following major objectives:

•	To shift production of high-volume, standard products from higher-cost manufacturing facilities in the United States, Australia and Ireland to low-cost manufacturing sites in Mexico, China and Brazil;

•	To consolidate manufacturing expertise at fewer production facilities;

•	To standardize product specifications globally; and

•	To streamline distribution and logistics operations.

     We believe that these initiatives have resulted in cost reductions, lower working capital investment, a more efficient distribution network, and improved cash flow while maintaining or improving our customer service levels. Other actions to improve profitability included developing global information technologies that enable us to manage global inventories and demand and monitor manufacturing performance.

Products

     We manufacture lenses using both plastic and glass materials, with plastic lenses currently accounting for approximately 95% of our net lens sales. Approximately 53% of our sales of plastic prescription lenses are sales of conventional hard resin plastic lenses, with the balance derived from advanced lens materials with thin and light weight features. Our plastic lens materials are comprised of the following:

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

     Most of the materials necessary to produce our products and coatings are readily available from a number of potential sources at competitive prices. While there are currently multiple suppliers of polycarbonate and monomer raw materials, we purchase over 50% of those materials from three suppliers. The loss of any of these suppliers, or a significant decrease in the supply of polycarbonate or monomer, would require us to obtain these raw materials elsewhere. In order to reduce materials costs, we coordinate centrally the purchasing of raw materials, including monomers. For more information regarding the availability of polycarbonate and monomer raw materials, see “Risk Factors—Risks Relating to SOLA and the Industry—We are dependent on a small number of suppliers for raw materials.”

Marketing and Sales

     Our sales offices are located in 28 countries worldwide. As of March 31, 2003, there were approximately 684 employees involved in our sales and marketing efforts. Our sales and marketing expenditures for fiscal 2003 were $106.9 million, representing 19% of net sales. We differentiate our products from those of our competitors through lens designs, materials and coatings targeted to meet customer needs. We seek to expand our market share by developing brand recognition for our products, continuing to develop partnerships with chain retailers, expanding our direct to retail business through our prescription laboratories and through independent laboratories, focusing our marketing expenditures on target markets and accounts and marketing to customers the advantage of higher margin, value-added products. Our marketing efforts are intended to help us compete on the basis of product breadth, quality and service rather than price.

     We continue to develop our two primary brands, SOLA and AO, and to position them throughout the world. Under each of these brands, we will continue to market a portfolio of products designed to meet the lifestyle needs of consumers worldwide. Key brands of ours recognized throughout the world include Percepta, AO Compact, SOLAMax and AO b’Active.

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

     The final stage in distribution takes place in either a retail store or an independent eyecare practitioner’s office. Although dispensing regulations differ from market to market, prescription lenses still require the involvement of an optician, optometrist or ophthalmologist in most instances before they can be sold to a consumer. Chain retailers have an increased presence in all regions of the world and are gradually replacing the medical/healthcare orientation of the industry with more consumer-oriented approaches.

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

     Our plano lenses (lenses with no corrective power) are primarily sold direct to sunglass manufacturers.

     Our distribution and logistics operations consist of five primary distribution centers. The five primary distribution centers are located in North America (2), Europe, Asia and South America. For more information regarding our North American chain retail channel, see “Risk Factors—Risks Relating to SOLA and the Industry—We are dependent upon the North American chain retail channel.”

Customers

     During fiscal 2003, our ten largest customers accounted for 27.9% of net sales, and our largest customer accounted for less than 6% of net sales. During fiscal 2003, five of our ten largest customers were located in North America and accounted for 14.9% of net sales. For the year ended March 31, 2003, sales to our top 20 customers, excluding competitors, increased by 17.4% as compared to the prior year.

Manufacturing Operations

     We currently operate eleven facilities, four primary and seven specialized manufacturing sites worldwide. Recent strategic initiatives included shifting production of high-volume, standard products from the U.S., Australia and Ireland to low-cost manufacturing sites in Mexico, China and Brazil while maintaining complex production at the Australian and Irish sites. This transfer of production was facilitated by a global product standard specifications project.

Research and Development

     We continue to invest heavily in research and development in order to introduce new and innovative products and to improve the efficiency of our manufacturing process. As of March 31, 2003, there were 122 employees involved in our research and development efforts. Our research and development expenditures for fiscal 2003 were $12.2 million, representing 2.1% of net sales, for fiscal 2002 were $13.1 million, representing 2.5% of net sales, and for fiscal 2001 were $14.9 million, representing 2.7% of net sales. Our primary research and development center is located in Lonsdale, Australia.

     Our research and development focuses on the design and development of higher margin, value-added products, on new materials with superior characteristics, on technology that will deliver products to the market more efficiently and on technologies to improve productivity in the manufacture of existing products.

     In April 2002, we announced a global licensing agreement with DuPont Fluoroproducts where we market a newly developed anti-reflective coating for ophthalmic lenses using the Dupont ™ Teflon ® brand.

Competition

     The spectacle lens industry is highly competitive. We compete principally on the basis of customer service, quality, breadth of product offerings, innovation and price. Our largest global competitors are Essilor International SA and Hoya Corporation. The spectacle lens industry is characterized by price competition, which can be severe in certain markets, particularly for high-volume, standard products.

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

Patents, Trademarks & Licenses

     We seek to protect our intellectual property throughout the world. As of March 31, 2003, we had filed, or applied for, patents for 98 discrete inventions or technologies. Many of our patents have been filed in multiple countries, and they include 71 patents, or patent applications, filed in the United States. We have been granted, or are licensed to use, 1,055 trademarks in various countries, representing rights to 251 discrete names. These include 92 trademarks granted in the United States. Further, there are 82 trade names under application by us. We do not believe that we are dependent on any particular patent, trade secret or similar intellectual property. Because of our manufacturing, marketing and distribution strengths, we believe that the loss of any individual trademark, trade secret or patent would not have a material adverse effect on our results of operations or financial condition.

Employees

     As of March 31, 2003, we had 6,791 employees throughout the world. The majority of our employees are not represented by labor unions. We consider our labor relations to be good and there have been no significant labor disputes in the past ten years.

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

     The charges recorded for these initiatives from fiscal 1999 through the end of fiscal 2001, net of gains on asset sales, totaled approximately $167.7 million, including $39.5 million of associated inventory write-offs classified in cost of sales. The non-cash charges related primarily to the write-off of equipment and other assets, as well as the impairment of goodwill. The cash charges related primarily to severance expenses and facility closures

Environmental Matters

     We must comply with United States and foreign environmental laws and regulations concerning emissions to the air, wastewater discharges and the generation, handling, storage, transportation and disposal of hazardous wastes, and with other federal, state and foreign laws and regulations. We believe that we possess all material permits and licenses necessary for the continuing operation of our business and believe that our operations are in substantial compliance with the terms of all applicable environmental laws. It is impossible to predict accurately what effect these laws and regulations will have on us in the future.

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

Available Information

     Our website address is www.sola.com. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to these reports, filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties

     Our principal properties are set forth in the following table:

Owned or
Region and Location	Leased	Principal Operations

North America
San Diego, CA	Leased	Corporate Offices; Distribution Center
Petaluma, CA	Leased	Sales and Marketing; Administrative Offices
Clearwater, FL	Leased	Manufacturing
Hebron, KY	Leased	Distribution Center and Laboratory
Southbridge, MA	Leased	Research and Development; Sales Office
Baltimore, MD	Leased	Laboratory
Portland, OR	Owned	Laboratory
Warwick, RI	Leased	Manufacturing; Sales and Administrative Offices
Roanoke, VA	Leased	Laboratory
Tijuana, Mexico	Leased	Manufacturing
Mexico City, Mexico	Leased	Laboratory and Sales Office
Ontario, Canada	Leased	Sales Office

Europe
Ghent, Belgium	Leased	Laboratory
Copenhagen, Denmark	Leased	Sales Office
Goetzenbruck, France	Owned	Manufacturing
Fougeres, France	Both	Laboratory; Sales and Marketing
Wexford, Ireland	Owned	Manufacturing; Laboratory
Varese, Italy	Leased	Laboratory; Manufacturing; Sales and Marketing
Setubal, Portugal	Leased	Laboratory and Sales
Birmingham, UK	Leased	Laboratory; Sales and Marketing; Administrative Offices
London, UK	Leased	Sales and Marketing; Distribution Center;
Basel, Switzerland	Owned	Sales Office
Barcelona, Spain	Leased	Sales Office

South America
Buenos Aires, Argentina	Owned	Sales Office
Petropolis, Brazil	Owned	Manufacturing; Sales and Marketing; Distribution Center
Villa de Cura, Venezuela	Owned	Manufacturing

Asia
Kowloon Bay, Hong Kong	Leased	Sales Office
Guangzhou, China	Both	China Corporate Offices and Manufacturing
Osaka, Japan	Leased	Laboratory; Sales and Marketing
Singapore	Leased	Manufacturing; Sales and Marketing; Laboratory
Selangor, Malaysia	Leased	Sales and Marketing; Laboratory

Australia
Lonsdale, Australia	Both	Manufacturing; Research and Development; Laboratory; Marketing
and Distribution Center; Administrative offices
Auckland, New Zealand	Leased	Laboratory and Sales

Africa
Harare, Zimbabwe	Owned	Laboratory

     Our corporate headquarters and certain of our manufacturing and distribution operations are located near major earthquake faults. Operating results could be materially affected in the event of a major earthquake. We are predominantly self-insured for losses and interruptions caused by earthquakes.

     For further information concerning our leased properties, see Note 17 of Notes to Consolidated Financial Statements. Our operating leases have expirations ranging from 2004 to 2014. While we do not anticipate any difficulties in renewing or replacing such leases as they expire, we cannot be certain that we can do so. We believe that our manufacturing capacity is sufficient for our current needs.

Item 3. Legal Proceedings

     In addition to the proceedings described under “Business—Environmental Matters”, we are involved in routine litigation incidental to our business. We believe that this routine litigation will not have a material adverse effect on our results of operations, financial condition, or cash flows. See Note 19 of Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the last quarter of fiscal 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Public Market for Common Stock

     Our common stock has been listed on the New York Stock Exchange since February 23, 1995 under the symbol “SOL”. The following table sets forth on a per share basis the closing high and low sales prices for consolidated trading in our common stock as reported on the New York Stock Exchange Composite Tape for the fiscal quarters indicated.

	High	Low

Fiscal Year Ended March 31, 2003:
First Quarter ended June 30, 2002	$15.07	$9.60
Second Quarter ended September 30, 2002	10.64	7.67
Third Quarter ended December 31, 2002	13.68	8.89
Fourth Quarter ended March 31, 2003	12.80	10.40

Fiscal Year Ended March 31, 2002:
First Quarter ended June 30, 2001	$14.52	$9.01
Second Quarter ended September 30, 2001	16.65	11.75
Third Quarter ended December 31, 2001	19.89	14.20
Fourth Quarter ended March 31, 2002	20.10	10.80

     On June 12, 2003, the closing price per share of our common stock on the New York Stock Exchange was $17.29. As of June 12, 2003, we had 304 holders of record of our common stock, which excludes beneficial owners of common stock held in “street name.”

     We have not declared or paid any cash dividends on our common stock since December 1993. The Indentures governing our 6 7/8% Senior Notes and our 11% Senior Notes restrict and limit the payment of dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings for the development and expansion of our business.

Recent Unregistered Issuances of Common Stock

     On March 21, 2003, we acquired Siouxland Ophthalmic Labs, Inc., an Iowa corporation, and its partially owned subsidiary, Kansas City Ophthalmics, L.L.C., a Missouri limited liability company, in a cash transaction. In connection with the acquisition, we issued 4,422 shares of our common stock to a substantial customer of Kansas City Ophthalmics in consideration for a three-year Exclusive Supply Agreement between Kansas City Ophthalmics and the customer. The customer, who had been a member of Kansas City Ophthalmics, was determined to be an “accredited investor” under Rule 501(a) of Regulation D, as it was a corporation with assets totaling over $5,000,000. An exemption from registration is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 Regulation D promulgated thereunder.

Item 6. Selected Financial Data

     We derived the following selected statement of operations data for the five fiscal years in the period ended March 31, 2003 and the balance sheet data as of March 31, 2003, 2002, 2001, 2000 and 1999 from our audited consolidated financial statements. You should read the financial data set forth below in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have reclassified certain prior year items to conform with the current year’s presentation. The reclassifications had no impact on total assets or net income.

	Fiscal Year Ended March 31,

	2003	2002	2001(1)	2000(2)	1999(3)

	(in thousands, except per share data)
Statements of Operations Data
Net sales	$562,746	$529,505	$545,432	$543,445	$534,103

Income/(loss) before extraordinary item	$1,563	$19,118	$(67,999)	$741	$12,521
Extraordinary item, net of taxes	—	—	1,471 (4)	—	—

Net income/(loss)	$1,563	$19,118	$(66,528)	$741	$12,521

Earnings/(Loss) Per Share Data, Basic
Income/(loss) before extraordinary item	$0.06	$0.79	$(2.83)	$0.03	$0.51
Extraordinary item	—	—	0.06	—	—

Net income/(loss)	$0.06	$0.79	$(2.77)	$0.03	$0.51

Weighted average common shares outstanding	24,573	24,067	24,049	24,887	24,794

Earnings/(Loss) Per Share Data, Diluted
Income/(loss) before extraordinary item	$0.06	$0.78	$(2.83)	$0.03	$0.49
Extraordinary item	—	—	0.06	—	—

Net income/(loss)	$0.06	$0.78	$(2.77)	$0.03	$0.49

Weighted average common and dilutive securities outstanding	24,856	24,583	24,049	25,069	25,412

	As of March 31,

	2003		2002	2001	2000	1999

Balance Sheet Data
Total assets	$759,079		$713,065	$662,375	$715,033	$699,299
Long-term debt, less current portion	324,204	(5)	278,245	254,910	209,234	208,414
Total stockholders’ equity	261,957		261,362	235,375	327,802	332,362

(1)	In fiscal 2001, we recorded special charges of $91.1 million and inventory write-offs of $25.6 million, or $79.3 million net of tax. See Note 13 of Notes to Consolidated Financial Statements.

(2)	In fiscal 2000, we recorded special charges of $22.3 million and inventory write-offs of $7.2 million, or $20.4 million net of tax. See Note 13 of Notes to Consolidated Financial Statements.

(3)	In fiscal 1999, we recorded special charges of $14.8 million and inventory write-offs of $6.6 million, or $14.6 million net of tax. See Note 13 of Notes to Consolidated Financial Statements.

(4)	Consists of a gain resulting from the repurchase of senior notes, net of tax.

(5)	Increase in long-term debt is due entirely to the strengthening of the Euro versus the U.S. Dollar. Utilizing the exchange rate as of March 31, 2002, long-term debt, less current portion at March 31, 2003, would have been $279.2 million, an increase of $1.0 million from the prior year.

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

Overview

     We are a leading global designer, manufacturer and distributor of a broad range of plastic and glass eyeglass lenses and hold a leading manufacturing and technology position in the fast growing plastic lens segment of the global spectacle lens market. We have sales offices in 28 countries worldwide and operate in most major regions of the world. We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in each major region where we operate- North America, Europe and Rest of World (consisting primarily of Australia, Asia and South America). We focus our efforts on products with advanced design characteristics, lens coatings and treatments and thin and light weight materials.

     We market our spectacle lens products globally under the brands SOLA and American Optical (AO) and distribute them globally through four primary channels: (1) direct to national retail chains, (2) direct to retail outlets, (3) wholesale distributors (e.g., independent processing laboratories), and (4) managed care organizations in the United States.

     Our business is organized into three primary markets: North America, Europe and Rest of World. For the fiscal year ended March 31, 2003, we generated approximately 44% of our net sales from North America, 37% from Europe and 19% from Rest of World.

     Our business is somewhat seasonal, with fiscal third quarter results generally weaker than the other three quarters. Fiscal fourth quarter results are generally the strongest.

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

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts, specific customer credit worthiness, transaction history with the customer and current economic trends. At March 31, 2003, the allowance for doubtful accounts was $9.0 million and, at March 31, 2002, it was $8.4 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In fiscal 2003, our bad debt expense was $1.6 million compared to $2.3 million in fiscal 2002 and $3.0 million in fiscal 2001.

Valuation of Inventory

     We write down our inventory for estimated obsolescence or unmarketablility. The amount of such writedown is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions. Our inventories include components that may be subject to rapid technological obsolescence and that are sold in a highly competitive industry. If actual product demand or selling prices are less favorable than we estimate, we may be required to record additional inventory write-downs in the future. Significant unanticipated changes in demand or technological development could have a material and significant impact on the future value of our inventory and reported operating results.

Accounting for Income Taxes

     As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be realized from future taxable income and, to the extent we believe that it is more likely than not that some or all of such assets will not be realized, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must reflect this adjustment within the tax provision in the statement of operations.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $13.7 million as of March 31, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain foreign net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance, which could impact our financial position and results of operations.

     The net deferred tax assets less deferred tax liabilities as of March 31, 2003 was $48.7 million, net of a valuation allowance of $13.7 million.

Valuation of Goodwill and Intangible Assets

     At March 31, 2003, goodwill amounted to $208.8 million and identifiable intangible assets amounted to $0.6 million.

     We assess the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable, or at least annually in the case of goodwill. Factors we consider important that could trigger an impairment review include the following:

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

     In fiscal 2002, we elected to adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets; as a result, we ceased to amortize our goodwill. We had recorded $6.6 million of amortization on these amounts during fiscal 2001. In lieu of amortization, we performed an initial impairment review of our goodwill in fiscal 2002 and perform an impairment review annually.

Retirement Benefits

     Our employee pension benefit costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, inflation, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. We base the discount rate assumptions on investment yields available at year-end on corporate long-term bond yields. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook, and assumed inflation. Retirement and mortality rates are based primarily on actual plan experience. Actual results that may differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in those future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension benefits costs and obligations. See Note 15 of Notes to our Consolidated Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

     Effective March 31, 2003, we discontinued any further accruals to the participants of its pension plan and all benefit levels as of a normal retirement date were frozen for all participants.

Determining Functional Currencies for the Purpose of Consolidation

     In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States Dollars. This process results in exchange gains and losses, which, under the relevant accounting guidance, are either included within the statement of operations or as a separate part of our net equity under the caption “accumulated other comprehensive loss.”

     Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon our determination of the functional currency of each subsidiary. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

     If any subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive loss. However, if the functional currency is deemed to be the United States Dollar or a currency other than the local currency, then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses included in accumulated other comprehensive loss would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary from the local currency to the United States Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

     Based on our assessment of the factors discussed above, we generally consider the relevant subsidiary’s local currency to be the functional currency for our international subsidiaries. Accordingly, we had cumulative translation losses of approximately $48.1 million and $46.3 million that were included in accumulated other comprehensive loss within our balance sheet at March 31, 2003 and 2002, respectively. During fiscal 2003, 2002 and 2001, translation adjustments of $1.7 million, $3.3 million and $17.9 million, respectively, were included in accumulated other comprehensive loss. Had we determined that the functional currency of our subsidiaries was the United States Dollar or a currency other than the local currency, these losses would have increased our net income/(loss) for each of the years presented.

     The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States Dollar. These currencies include the Japanese Yen, Euro, Pound Sterling and Australian and Canadian Dollars. Any future translation gains or losses could be significantly higher than those noted in each of these years. In addition, if we determine that a change in the functional currency of one of our subsidiaries has occurred, we would be required to include any translation gains or losses from the date of change in our statement of operations.

Revenue Recognition

     We recognize revenue pursuant to applicable accounting standards, including Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101, as amended, summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

     Our policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. Under specific conditions, we permit our customers to return or exchange products. The provision for estimated returns is recorded as a reduction of revenue concurrently with the recognition of revenue. We analyze historical sales returns and analysis of credit memo data when evaluating the adequacy of the sales returns allowances in any accounting period.

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

     In addition, we use forward exchange contracts to hedge certain purchases and sales commitments and the related payables and receivables, including other third party or intercompany foreign currency transactions. Hedged transactions are denominated primarily in European currencies, Australian Dollar and Japanese Yen. Gains and losses due to rate fluctuations on these transactions are recognized in the same period as the items being hedged and are recorded as a foreign currency gain or loss. Cash flows related to these gains and losses are reported as operating or financing activities in the accompanying consolidated statements of cash flows depending on the nature of the hedged item. The counterparties to these contracts are substantial and credit worthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be significant.

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

Results of Operations

     The following table shows the results of our operations for fiscal years 2003, 2002 and 2001.

	Fiscal year ended March 31,

	2003	2002	2001

	(In thousands)
Net sales	$562,746	$529,505	$545,432
Cost of sales	329,695	315,213	349,556

Gross profit	233,051	214,292	195,876

Research and development expenses	12,190	13,053	14,857
Selling and marketing expenses	106,876	101,735	105,623
General and administrative expenses	47,079	47,683	52,006
Amortization	44	44	6,610
Special charges	—	28	91,065

Operating expenses	166,189	162,543	270,161

Operating/ income/(loss)	66,862	51,749	(74,285)
Interest income	1,440	2,302	2,123
Interest expense	(33,540)	(30,875)	(25,575)
Foreign currency gain/(loss)	(31,667)	1,859	(2,755)

Income/(loss) before (provision)/benefit for income taxes, minority interest and extraordinary item	3,095	25,035	(100,492)
(Provision)/benefit for income taxes	(929)	(7,010)	32,206
Minority interest	(603)	1,093	287

Income/(loss) before extraordinary item	1,563	19,118	(67,999)
Extraordinary item, net of tax	—	—	1,471

Net income/ (loss)	$1,563	$19,118	$(66,528)

Net income/(loss) per share—basic:
Income/(loss) per share before extraordinary item	$0.06	$0.79	$(2.83)
Extraordinary item	—	—	0.06

Net income/(loss) per share—basic	$0.06	$0.79	$(2.77)

Weighted average common shares outstanding	24,573	24,067	24,049

Net income/(loss) per share—diluted:
Income/(loss) per share before extraordinary item	$0.06	$0.78	$(2.83)
Extraordinary item	—	—	0.06

Net income/(loss) per share—diluted	$0.06	$0.78	$(2.77)

Weighted average common and dilutive securities outstanding	24,856	24,583	24,049

     The following table shows certain items expressed as a percentage of our net sales for the periods indicated:

	Fiscal year ended
	March 31,

	2003	2002	2001

	(%)
Net sales	100.0	100.0	100.0
Cost of sales	58.6	59.5	64.1

Gross profit	41.4	40.5	35.9

Research and development expenses	2.2	2.5	2.7
Selling and marketing expenses	19.0	19.2	19.4
General and administrative expenses	8.4	9.0	9.5
Amortization	—	—	1.2
Special charges	—	—	16.7

Operating expenses	29.6	30.7	49.5

Operating income/(loss)	11.8	9.8	(13.6)
Interest expense, net	(5.7)	(5.4)	(4.3)
Foreign currency gain/(loss)	(5.6)	0.3	(0.5)

Income/(loss) before (provision)/benefit for income taxes, minority interest and extraordinary item	0.5	4.7	(18.4)
(Provision)/benefit for income taxes	(0.2)	(1.3)	5.9
Minority interest	(0.1)	0.2	0.1

Income/(loss) before extraordinary item	0.2	3.6	(12.4)
Extraordinary item, net of tax	—	—	0.3

Net income/(loss)	0.2	3.6	(12.1)

Fiscal 2003 Compared to Fiscal 2002

Net Sales.

     Our net sales were $562.7 million in fiscal 2003, reflecting an increase of $33.2 million or 6.3% from $529.5 million in fiscal 2002. Using constant exchange rates, net sales increased by 3.1%. The increase in net sales was primarily in our European and North American regions. Net sales in the European region increased primarily due to growth from our prescription laboratory network in France, Italy and Spain that was partially offset by weaker results from our wholesale businesses in Germany and the U.K.. The increase in North America was primarily due to our sales and marketing initiatives, improved product portfolio and increased prescription laboratory presence. These increases were partially offset by a decrease in net sales to the Rest of World region. A net sales increase in South America was offset by sales declines in Asia, including Japan, and the Middle East due largely to current economic and political conditions. Net sales performances by region were as follows:

•	North America increased by $12.4 million or 5.2%;

•	Europe increased by $24.5 million or 13.2%; and

•	Rest of World decreased by $3.7 million or 3.4%.

     Using constant exchange rates, the regional performances were as follows:

•	North America increased by 5.5%;

•	Europe increased by 1.5%; and

•	Rest of World increased by 0.6%.

Gross Profit and Gross Margin.

     Our gross profit totaled $233.1 million for fiscal 2003 compared to gross profit of $214.3 million for fiscal 2002, an increase of $18.8 million or 8.8%. Gross profit as a percentage of net sales or gross margin increased to 41.4% for fiscal 2003 from 40.5% for fiscal 2002. The increase in gross margin for fiscal 2003 resulted primarily from improved overhead absorption due to our decision to selectively increase global inventory balances to improve customer service levels and to an increase of higher-margin value-added sales in North America and Europe.

Operating Expenses.

     Our operating expenses in fiscal 2003 totaled $166.2 million compared to $162.5 million for fiscal 2002. Research and development expenses were $12.2 million or 2.2% of net sales in fiscal 2003 and were $13.1 million or 2.5% of net sales for fiscal 2002. The decrease of $0.9 million or 6.9% in our research and development expenses was due in part to headcount reductions associated with the transfer of research and development activities from Petaluma, California to Lonsdale, Australia. Selling and marketing expenses were $106.9 million or 19.0% of net sales in fiscal 2003 and were $101.7 million or 19.2% of net sales in fiscal 2002. The increase in selling and marketing expenses was primarily due to increased sales and marketing initiatives during fiscal 2003. Our general and administrative expenses were $47.1 million in fiscal 2003 and $47.7 million in fiscal 2002, a decrease of $0.6 million or 1.3%. As a percentage of net sales, general and administrative expenses decreased to 8.4% for fiscal 2003 compared to 9.0% for fiscal 2002. The decrease in general and administrative expenses is the result of lower costs associated with the consolidation of our corporate functions, as well as consolidating our North American commercial activities into one primary location.

Net Interest Expense and Foreign Currency Gain/(Loss).

     Our net interest expense totaled $32.1 million for fiscal 2003 compared to $28.6 million for fiscal 2002, an increase of $3.5 million. The increase was due primarily to the impact of the Euro-U.S. Dollar exchange rates between periods. In fiscal 2003, we recorded a net foreign exchange loss of $31.7 million compared to a $1.9 million net foreign exchange gain for fiscal 2002. Included in the $31.7 million foreign exchange loss recorded in fiscal 2003 were exchange losses on external and intercompany notes of $39.6 million. The exchange losses on external and intercompany notes were due primarily to the weakening of the U.S. Dollar to the Euro and the impact this had on our Euro-denominated notes.

Provision for Income Taxes.

     Our combined state, federal and foreign tax rate was 30.0% for fiscal 2003 compared to 28.0% for fiscal 2002. We have net deferred tax assets less deferred tax liabilities on our balance sheet as of March 31, 2003 of $48.7 million. The utilization of these net deferred tax assets less deferred tax liabilities depends upon our ability to generate taxable income in the future.

Minority Interest.

     Our minority interest loss totaled $0.6 million for fiscal 2003 compared to minority interest income of $1.1 million for fiscal 2002, a decrease of $1.7 million. The decrease was due primarily to increased income during fiscal 2003 from several of our joint venture entities whose results are included in the consolidated statements of operations.

Management Assessment of Operating Results.

     Management believes that fiscal 2003 and 2002 operating results are best understood when costs associated with non-cash currency rate fluctuations are excluded from recorded operating results. In the following paragraph, we present net income/(loss) as adjusted to exclude the impact of foreign currency gain/(loss) on net long-term Euro-denominated debt, net of tax. We consider these measures to be useful as they provide a better representation of true operating results because the re-measurement into U.S. Dollars of the principal amount of our Euro-denominated debt has no near term impact on our cash flows or our ability to conduct business and can cause reported results to fluctuate significantly from period to period. However, these measures are not indicators of performance under generally accepted accounting principles and may not be comparable to information reported by other companies. Further, these measures do not replace net income/(loss) as indicators of our operating performance.

     Net Income/(Loss). In fiscal 2003, excluding the unrealized translation effect of foreign currency on our net long-term Euro-denominated debt, adjusted net income for fiscal 2003 amounted to $10.4 million compared to $7.2 million for fiscal 2002.

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

Operating Expenses.

     Our operating expenses in fiscal 2002 totaled $162.5 million compared to $270.2 million for fiscal 2001. Operating expenses included special charges of $91.1 million in fiscal 2001. Research and development expenses were $13.1 million or 2.5% of net sales in fiscal 2002 and were $14.9 million or 2.7% of net sales for fiscal 2001. The decrease of $1.8 million or 12.1% in our research and development expenses was due in part to headcount reductions associated with the strategic initiatives. Selling and marketing expenses were $101.7 million or 19.2% of net sales in fiscal 2002 and were $105.6 million or 19.4% of net sales in fiscal 2001. The decrease in selling and marketing expenses was primarily due to lower costs as a result of centralizing product management and marketing activities. Our general and administrative expenses were $47.7 million in fiscal 2002 and $52.0 million in fiscal 2001, a decrease of $4.3 million or 8.3%. As a percentage of net sales, general and administrative expenses decreased to 9.0% for fiscal 2002 compared to 9.5% for fiscal 2001. The decrease in general and administrative expenses was the result of lower costs associated with the consolidation of our corporate functions, as well as consolidating our North American administrative activities into one primary location. Included in general and administrative expenses for fiscal 2001 were charges resulting from the devaluation of the Brazilian Real of $3.1 million. Included in operating expenses for fiscal 2001 was goodwill amortization of $6.6 million. Due to early adoption of SFAS No. 142 in fiscal 2002, we are no longer required to amortize goodwill as a charge to earnings; however, we are required on an annual basis to review goodwill for potential impairment. If an impairment is found to exist, a charge will be recorded against earnings.

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

					Asset
					Write-offs
					Associated
					with
					Discontinued	Gain on
	Workforce	Mold	Facility	Goodwill	Product	sale of
	Reductions	Write-offs	Closures	Impairment	Line	Land	Total

Strategic initiative liability as of March 31, 2000	$6,268	$—	$—	$—	$—	$	$6,268
Fiscal 2001 Charge to operations	19,681	24,256	28,235	17,057	7,690	(5,854)	91,065
Utilized:
Non-cash	—	(24,256)	(25,286)	(17,057)	(7,690)	—	(74,289)
Cash	(12,267)	—	(510)	—	—	5,854	(6,923)

Strategic initiative liability as of March 31, 2001	13,682	—	2,439	—	—	—	16,121
Fiscal 2002 Charge to operations	—	—	28	—	—	—	28
Utilized:
Non-cash	—	—	(767)	—	—	—	(767)
Cash	(8,812)	—	(274)	—	—	—	(9,086)

Strategic initiative liability as of March 31, 2002	4,870	—	1,426	—	—	—	6,296
Utilized:
Cash	(4,219)	—	(1,207)	—	—	—	(5,426)

Strategic initiative liability as of March 31, 2003	$651	$—	$219	$—	$—	$—	$870

     At March 31, 2003, our strategic initiatives have been substantially completed and we do not anticipate any additional special charges related to our strategic initiatives. The liability associated with the strategic initiatives as of March 31, 2003 is included in accrued liabilities. We anticipate that substantially all of the accrued liability will be paid in fiscal 2004 and will be funded through cash provided by operations.

     Operating expenses in fiscal 2002 declined by $30.4 million from fiscal 1999. Additionally, unit costs decreased significantly from fiscal 1999.

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

Provision for Income Taxes.

     Our combined state, federal and foreign tax rate was approximately 28.0% for fiscal 2002 compared to 32.0% for fiscal 2001. We had net deferred tax assets less deferred tax liabilities on our balance sheet as of March 31, 2002 amounting to approximately $36.1 million. The utilization of these net deferred tax assets less deferred tax liabilities depends upon our ability to generate taxable income in the future.

Minority Interest.

     Our minority interest income totaled $1.1 million for fiscal 2002 compared to $0.3 million for fiscal 2001, an increase of $0.8 million. The increase was due primarily to increased losses during fiscal 2002 from several of our joint venture entities whose results are included in the consolidated statements of operations.

Extraordinary Item.

     In June 2000, we purchased $5.0 million of our 6 7/8% Senior Notes prior to their scheduled maturity in 2008. As a result, we recorded an extraordinary gain of $1.5 million, net of tax of $0.9 million, resulting from the difference between the carrying value of the notes and the purchase price. The purchase was funded by our credit facility and resulted in a decline in net borrowings.

Liquidity and Capital Resources

     Our operating activities generated $34.0 million in cash in fiscal 2003 compared to $23.6 million in fiscal 2002 and $25.6 million in fiscal 2001. The increase in cash flows from operations in fiscal 2003 resulted primarily from improved operating performance in fiscal 2003. Included in net income for fiscal 2003 was an unrealized $45 million foreign currency loss on net long-term Euro-denominated debt and cash reserves (net of tax). Cash flow from operations was not impacted by this currency loss since it was non-cash in nature and, as a result, has been added back to net income for cash flow reporting purposes.

     Our inventories as a percentage of annualized net sales for fiscal 2003, fiscal 2002, and fiscal 2001 were 14.9%, 15.0%, and 16.2%, respectively. Inventories at March 31, 2003 increased $8.9 million when compared to the previous year end. This increase was due to our decision to selectively increase global inventory balances to improve customer service levels as well as the impact of exchange rates. The decrease in fiscal 2002 compared to fiscal 2001 was a result of the strategic initiatives implemented during fiscal 2001 to reduce inventory levels. Accounts receivable as a percentage of annualized net sales for fiscal 2003, fiscal 2002, and fiscal 2001 were 20.0%, 20.9%, and 21.8%, respectively. The decreases in fiscal 2003 and fiscal 2002 were a result of improved collections.

     During fiscal 2003, net cash expended on investing activities amounted to $45.0 million. Included in this amount was $21 million for the acquisition of certain assets or stock of five optical laboratories located in the U.S. and the acquisition of the net assets of a fabricator of polycarbonate molds and inserts and a Scandinavian distributor. We also invested in $21.9 million of capital expenditures and an additional $3.1 million in molds. During fiscal 2002, net cash expended on investing activities amounted to $15.6 million. Included in this amount was $17.1 million of capital expenditures and an additional $5.9 million in molds, offset in part by proceeds from the disposal of a $1.2 million trade investment and $5.5 million from the sale of a building in Petaluma, California. During fiscal 2001, net cash expended on investing activities amounted to $37.6 million. Included in this amount was $20.9 million of capital expenditures, $15.4 million for the acquisition of Oracle Lens Manufacturing Corporation, a polycarbonate lens manufacturer in Rhode Island, and $2.5 million for the acquisition of the remaining 65% interest in a wholesale laboratory group located in Australia and New Zealand. Partially offsetting these expenditures was $6.4 million of net proceeds received from the sale of land in Petaluma, California.

     We anticipate capital expenditures, including molds, of approximately $20 to $25 million in fiscal 2004.

     Our net cash used by financing activities amounted to $2.4 million in fiscal 2003. This was primarily comprised of net payments on long term debt. Our net cash provided by financing activities amounted to $34.5 million in fiscal 2002, primarily as a result of the net impact of our issuance of 11% Senior Notes, the proceeds of which were primarily used to repay our credit facility. Net cash provided by financing activities amounted to $20.1 million in fiscal 2001, primarily from borrowings on our credit facilities. Cash outflows in fiscal 2001 included $8.2 million related to a stock buy back under our stock repurchase program. Additionally, in the first quarter of fiscal 2001, we purchased $5.0 million of our 67/8% Senior Notes due 2008 for $2.7 million, resulting in an extraordinary gain of $1.5 million, net of tax.

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

     In addition to our outstanding 6 7/8% Senior Notes and 11% Senior Notes, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of March 31, 2003, the total borrowing capacity available to our foreign subsidiaries under such local facilities was approximately $18.6 million, of which $1.1 million had been utilized.

     On October 29, 2002, we entered into a three-year $90 million secured revolving credit facility. This credit agreement replaced the previous $45 million Credit Agreement. The new credit agreement contains a number of covenants substantially similar to the prior Credit Agreement including, among others, covenants restricting us and our subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and the ability to enter into certain transactions with affiliates. In addition, the new credit agreement requires us to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures. Interest on the new credit agreement is payable at a rate based upon the London Interbank Offered Rate (LIBOR) plus 2.75% per annum. As of March 31, 2003, we were in compliance with all covenants and there were no debt outstanding under this agreement.

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

Contractual Obligations and Commercial Commitments

     The following table summarizes our contractual obligations at March 31, 2003, and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(in thousands)
Notes payable	$522	$522	$—	$—	$—
Long-term debt, including capital leases	9,472	3,510	3,840	1,679	443
Senior notes	318,242	—	—	318,242	—
Operating leases	28,367	7,029	10,061	5,253	6,024

Total contractual obligations	$356,603	$11,061	$13,901	$325,174	$6,467

     As of March 31, 2003, we had no debt outstanding under our Bank Credit Agreement. We have issued a $1.6 million standby letter of credit maturing on April 25, 2005 to guarantee third party debt. We have recourse provisions that would enable us to recover fixed assets with an estimated net book value of approximately $1.1 million in the event that the obligor defaults on its payment obligation that is subject to our standby letters of credit.

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

     Certain countries were determined to be hyperinflationary in fiscal 2003 and fiscal 2002 as defined under the provisions of Emerging Issues Task Force (EITF) Issue No. D-55, Determining a Highly Inflationary Economy under FASB Statement No. 52 and EITF Issue No. D-56, Accounting for a Change in Functional Currency and Deferred Taxes When an Economy Becomes Highly Inflationary. Accordingly, the results of our entities located in those countries are being accounted for in accordance with the provisions of these pronouncements.

     Because a portion of our debt and associated interest is non-U.S. Dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps or forward contracts. As of March 31, 2003, we have several foreign exchange contracts outstanding to hedge portions of our accounts payable and accounts receivable exposure. During fiscal 2003, we had various contracts in place to hedge the semi-annual interest payments on our Euro-denominated third party debt. We do not hold derivative financial instruments for speculative or trading purposes.

Seasonality

     Our business is somewhat seasonal, with fiscal third quarter results generally weaker than the other three quarters. Fiscal fourth quarter results are generally the strongest.

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

Impact of Recently Issued Accounting Standards

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

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

     In March 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity” (SFAS 149). This Statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This Statement will be effective upon issuance for all contracts created or modified after the date the Statement was issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

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

     Some of our competitors have significantly greater financial resources than we do to fund expansion and research and development. Within a particular market, certain of our competitors may enjoy a “home-country” advantage over foreign competition. We also face competition from a number of our principal competitors, such as Essilor and Hoya, that are vertically integrated with processing laboratories to a greater extent than we are. This integration limits the number of independent processing laboratories to which we can market products. Since their acquisition by Essilor and Hoya, these laboratories have decreased the purchase of our products. Our sales to Essilor and Hoya owned laboratories were approximately 2.9% of net sales in fiscal 2003 and 3.5% in fiscal 2002.

We are subject to certain risks associated with our foreign operations.

     We have manufacturing and distribution sites in three major regions: North America (including Mexico), Europe and Rest of World (comprised primarily of Australia, Asia and South America). Approximately 56% of our net sales in the fiscal year ended March 31, 2003 were derived from the sale of products outside the United States. As a result, a significant portion of our sales and operations are subject to the risks inherent in international operations, including:

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

     As we continue to expand our business globally, our success will be dependent, in part, on our ability to effectively manage these and other risks. These and other factors could have a material adverse effect on our international operations or our business as a whole. Our cash flow is comprised of a variety of currencies. Although we may enter into currency swap agreements with financial institutions to reduce our exposure to fluctuations in foreign currency values relative to our debt obligations, these hedging transactions, if entered into, will not eliminate that risk entirely. As a result of our worldwide operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Currency Exchange Rates” and—“Inflation.”

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

     Currently, approximately 40% of our manufacturing operations are based in three facilities in Tijuana, Mexico. A fire, flood, earthquake, war, work stoppage, supply shortage or disruption, adverse government action or other disaster or condition could result in a loss of production capabilities and, accordingly, impede our ability to meet our customers’ requirements. The risks of these events are partially mitigated by various efforts, in particular our global specifications standardization program, which increasingly allows access to inventory around the world; and our program to ensure dual or multi-manufacturing site production of key products with planned stand-by capacity.

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

     We conduct all of our foreign operations through subsidiaries. These operations contribute significantly to our sales and profitability. The payment of dividends and the making of loans and advances to us by our subsidiaries are in many instances subject to statutory restrictions, are contingent upon the results of operations of those subsidiaries and are subject to various business considerations. Dividends and other payments to us from subsidiaries in certain jurisdictions are subject to legal restrictions and may have adverse tax consequences to us. Management reviews the need for cash distributions to us from our foreign subsidiaries on a case by case basis. Although it is management’s intention that all undistributed earnings of non-U.S. subsidiaries be reinvested indefinitely, if the need for cash distributions from the subsidiaries should arise in the future, there can be no assurance that the subsidiaries will be permitted to make such cash distributions without legal restrictions or adverse tax consequences to us.

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

     We have substantial indebtedness that may limit our ability to respond to market conditions (including our ability to satisfy capital expenditure requirements) or to meet our contractual or financial obligations. In addition, the debt instruments governing our indebtedness are subject to covenants that could limit our ability to conduct our business. Furthermore, our ability to satisfy our obligations depends on our future performance. Our future performance is subject to prevailing economic conditions and to financial, business and other factors, including factors beyond our control. Interest on our $95 million aggregate principal amount of 6 7/8% Senior Notes and € 205 million aggregate principal amount of 11% Senior Notes is payable in cash semi-annually through and including March 15, 2008. The Senior Notes are both payable in full on March 15, 2008. Although we believe that cash flow from operations will be sufficient to meet all of our debt service requirements and to fund our capital expenditure requirements, we cannot guarantee that this will be the case.

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

     Interest Rate Risk. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. During fiscal 2003, fixed rate debt consisted primarily of outstanding balances on Senior Notes.

     The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of March 31, 2003:

	Expected Maturity Date (as of March 31, 2003)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal			Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value

	(Dollars in thousands)
Long-term debt:
Fixed rate debt	$3,267	$1,746	$1,773	$1,248	$318,586	$444	$327,064	$341,896
Weighted average interest rate	4.96%	5.32%	5.35%	5.22%	9.74%	4.09%	9.63%
Long-term debt:
Variable rate debt	$243	$178	$143	$86	$—	$—	$650	$650
Weighted average interest rate	1.90%	1.56%	1.61%	1.59%			1.70%

     Currency Rate Risk. We are exposed to currency exchange rate fluctuations on our €205 million 11% Senior Notes, due 2008 as well as accounts receivable and accounts payable of our subsidiaries denominated in currencies other than their local currencies. Our subsidiaries primarily operate in foreign markets and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies. Accordingly, there are no quantitative disclosures related to borrowings by our subsidiaries.

     The following table presents the future principal cash flows and weighted average interest rates expected on the €205 million 11% Senior Notes, due 2008 as well as the contract amount and weighted average settlement price of the outstanding forward exchange contracts. Fair values have been determined based on quoted market prices as of March 31, 2003:

	Expected Maturity Date (as of March 31, 2003)

	Fiscal	Fiscal
	2004	2005-2008	Total	Fair Value

	(Dollars in thousands)
Long-term debt:
Fixed rate debt	—	$223,433	$223,433	$239,074
Weighted average interest rate	—	11%	11%
Forward exchange contracts:
Contract amounts due April 2003	$65,077	—	$65,077	$65,123
Contract amounts due May 2003	$19,136	—	$19,136	$19,148
Contract amounts due June 2003	$23,561	—	$23,561	$23,593
Contract amounts due July 2003	$21,290	—	$21,290	$21,332
Contract amounts due August 2003	$25,865	—	$25,865	$25,922
Contract amounts due September 2003	$15,098	—	$15,098	$15,122
Contract amounts due October 2003	$19,491	—	$19,491	$19,531
Contract amounts due November 2003	$24,560	—	$24,560	$24,619
Contract amounts due December 2003	$10,437	—	$10,437	$10,447
Contract amounts due January 2004	$15,835	—	$15,835	$15,864
Contract amount due February 2004	$19,600	—	$19,600	$19,632
Contract amount due March 2004	$14,550	—	$14,550	$14,564
Weighted average settlement price	.3728	—	.3728

Qualitative Disclosures

     Interest Rate Risk. Our primary interest rate risk exposures relate to:

•	Our ability to pay or refinance long-term borrowings at maturity at market rates;

•	The impact of interest rate movements on our ability to meet interest expense requirements and financial covenants; and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations or business acquisitions.

     We manage interest rate risk on our outstanding long-term borrowings through the use of fixed rate debt. While we cannot predict our ability to refinance existing debt, or the impact interest rate movements might have on existing debt, we evaluate our financial position on an ongoing basis. Because the majority of our debt is fixed rate in nature, an increase of 10% in interest rates would not have a material increase in our net income for the next 12 months.

     Currency Rate Risk. Our primary currency rate risk exposures relate to:

•	Our global operations, whereby approximately 56% of our revenues are derived from operations outside the United States, denominated in currencies other than the U.S. Dollar;

•	The ability of our operations to satisfy cash flow requirements of predominantly Euro and U.S. Dollar denominated long-term debt without the need to repatriate earnings and profits, which are denominated in currencies other than the Euro and U.S. Dollar;

•	Our investments in foreign subsidiaries being primarily directly from the U.S. parent, resulting in U.S. Dollar investments in foreign currency functional companies; and

•	The location of our operating subsidiaries in a number of countries that have seen significant exchange rate changes against the U.S. Dollar, primarily downward in recent years, such as Brazil, Mexico, Venezuela and certain Asian countries.

     We manage our currency rate risks through a variety of measures. In certain limited instances, subsidiaries, after obtaining direction and approval from our head office, will enter into forward exchange contracts in connection with inter-company purchases and sales of products. These contracts do not extend longer than one year. Subsidiaries operating in high inflation environments protect margins by methods that include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. Dollar denominated accounts where possible. We disclose constant exchange rate net sales performances in the aggregate, as well as by region, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For more information, see “—Currency Exchange Rates.”

Item 8. Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section of this report. See Item 16.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth information with respect to the executive officers and directors of SOLA as of June 13, 2003.

Name	Age	Position

Maurice J. Cunniffe	70	Chairman of the Board
Jeremy C. Bishop	53	President and Chief Executive Officer, Director
Douglas D. Danforth	80	Director
A. William Hamill	55	Director
Neil E. Leach	65	Director
Robert A. Muh	65	Director
Jackson L. Schultz	77	Director
Steven M. Neil	51	Executive Vice President, Finance, Chief Financial Officer, Secretary and Treasurer
Barry J. Packham	55	Executive Vice President, Manufacturing and Logistics
Mark Ashcroft	41	President, Europe and Americas
Simon Edwards	36	Vice President, Research & Development
Wayne Rockall	47	Vice President, Regional Director, Australasia
Gaetano Sciuto	35	Vice President, Sunlens Division

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

     Douglas D. Danforth has been a director since December 1994. He was Chairman and Chief Executive Officer of Westinghouse Electric Corporation from 1983 to 1987. He is a director of Atlantic Express Transportation Corp and Enivosource. He was a former director of Travelers, PNC Bank, PPG Industries, Rubbermaid, and The Whirlpool Corporation and also served as Chairman and CEO of the Pittsburgh Pirates Baseball Club from 1987 to 1994.

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

     Neil E. Leach has been a director since November 2000. He is Chairman of the Board and Chief Executive Officer of Barnie’s Coffee and Tea Company (formerly a division of Sara Lee). He has been Managing Director of Coastal Development Associates LLC since 1987 and has founded and led a number of companies both in and outside the optical industry, including Multifocal Rx Lens Laboratory Inc. and affiliated laboratories during the past 43 years. He is also past Chairman of Microtool and Instruments, Inc. and a director of Intercontinental Bank, which was acquired by Bank of America.

     Robert A. Muh serves as Chief Executive Officer of Sutter Securities, Inc., a full-service brokerage firm he co-founded in 1992. Prior to that time, he served as President of Financial Services International, Inc., a financial advisory firm, from 1987 to 1992. From 1978 to 1987, he served as a partner and a managing director for Bear, Stearns & Co., Inc. He also currently serves as a director for Worldwide Restaurants, Inc. and DayRunner, Inc. and is a trustee of the Massachusetts Institute of Technology.

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

     Mark Ashcroft was appointed President, American Commercial Operations in January 2002. He also is Vice President, Europe, a position he has held since October 1999. He joined us in August 1998 as Managing Director of SOLA UK, based in Birmingham, England. From 1994 to 1998, he served as a Director of Applied Chemicals International Pty Ltd., with responsibility for Strategy and Market development, based in Melbourne, Australia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Information regarding Section 16(a) reporting compliance is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 11. Executive Compensation

     Information regarding executive and director compensation is included under the captions “Executive Compensation” and “Director Compensation” in our proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information regarding security ownership is included under the caption “Ownership of SOLA Common Stock” in our proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference herein.

     Information regarding equity compensation plans is included under the caption “Equity Compensation Plan Information” in our proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related party transactions is included under the caption “Certain Transactions” in our proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14. Controls and Procedure

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	There have been no significant changes (including corrective actions with regards to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Item 15. Principal Accountant Fees and Services

     Information regarding principal accountant fees and services is included under the caption “Relationship with Independent Accountants” in our proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 16. Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a)  Documents Filed as Part of this Report:

1. Financial Statements.
Report of PricewaterhouseCoopers LLP, Independent Accountants	F-2

Consolidated Balance Sheets as of March 31, 2003 and 2002	F-3

Consolidated Statements of Operations for the years ended March 31, 2003, 2002 and 2001	F-4

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2003, 2002 and 2001	F-5

Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001	F-6

Notes to Consolidated Financial Statements	F-7

2. Supplemental Information.

Quarterly Financial Data – Unaudited	S-1

3. Financial Statement Schedule.

Valuation and Qualifying Accounts	S-2

4. List of Exhibits	E-1

     (b)  Reports on Form 8-K:

     On February 12, 2003, we filed a Form 8-K containing as Exhibit 99.1 our press release dated February 12, 2003. This press release contained our earnings information for the third quarter of fiscal 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLA INTERNATIONAL INC. (Registrant)

Date: June 13, 2003

/s/ STEVEN M. NEIL
By:	Steven M. Neil
Executive Vice President, Finance, Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints Jeremy C. Bishop and Steven M. Neil and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended March 31, 2003 necessary or advisable to enable SOLA International, Inc. to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAURICE J. CUNNIFFE	Chairman of the Board	June 13, 2003
Maurice J. Cunniffe

/s/ JEREMY C. BISHOP Jeremy C. Bishop	President and Chief Executive Officer, Director (Principal Executive Officer)	June 13, 2003

/s/ STEVEN M. NEIL Steven M. Neil	Executive Vice President, Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	June 13, 2003

/s/ DOUGLAS D. DANFORTH	Director	June 13, 2003
Douglas D. Danforth

/s/ A. WILLIAM HAMILL	Director	June 13, 2003
A. William Hamill

/s/ NEIL E. LEACH	Director	June 13, 2003
Neil E. Leach

/s/ ROBERT A. MUH	Director	June 13, 2003
Robert A. Muh

/s/ JACKSON L. SCHULTZ	Director	June 13, 2003
Jackson L. Schultz

Certification

I, Jeremy C. Bishop, certify that:

1.	I have reviewed this annual report on Form 10-K of SOLA International Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 13, 2003	/s/ Jeremy C. Bishop President and Chief Executive Officer

Certification

I, Steven M. Neil, certify that:

1.	I have reviewed this annual report on Form 10-K of SOLA International Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14 and 15d – 14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

Date:	June 13, 2003	/s/ Steven M. Neil Executive Vice President and Chief Financial Officer

SOLA INTERNATIONAL INC.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of SOLA International Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 16(a)(1) on page 33 present fairly, in all material respects, the financial position of SOLA International Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill in fiscal year 2002, so as to comply with the Statement of Financial Accounting Standard 142 “Goodwill and Other Intangible Assets.”

PricewaterhouseCoopers LLP
San Jose, California

June 13, 2003

SOLA INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$58,679	$68,419
Trade accounts receivable, less allowance for doubtful accounts of $8,972 and $8,395 at March 31, 2003 and 2002, respectively	123,088	114,993
Inventories	91,442	82,586
Deferred taxes, current	25,065	18,584
Prepaid and other current assets	13,095	15,509

Total current assets	311,369	300,091
Property, plant and equipment, net	172,448	164,465
Goodwill and other intangibles, net	208,809	190,719
Deferred taxes, long-term	40,155	33,760
Other long-term assets	26,298	24,030

Total assets	$759,079	$713,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$522	$170
Current portion of long-term debt	3,510	4,140
Accounts payable	65,637	68,546
Accrued liabilities	41,692	43,470
Accrued payroll and related compensation	26,811	25,390
Deferred taxes, current	1,584	1,288

Total current liabilities	139,756	143,004
Long-term debt, less current portion	5,962	5,042
Senior notes	318,242	273,203
Deferred taxes, long-term	14,913	14,973
Other long-term liabilities	18,249	15,481

Total liabilities	497,122	451,703

Commitments and contingencies (Notes 17 and 19)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 24,996 and 24,938 shares issued as of March 31, 2003 and March 31, 2002, and 24,628 and 24,532 shares outstanding as of March 31, 2003 and March 31, 2002, respectively	250	249
Additional paid-in capital	286,677	286,169
Retained earnings	25,472	23,909
Accumulated other comprehensive loss	(48,055)	(46,329)
Common stock in treasury, at cost — 368 and 406 shares at March 31, 2003 and March 31, 2002, respectively	(2,387)	(2,636)

Total stockholders’ equity	261,957	261,362

Total liabilities and stockholders’ equity	$759,079	$713,065

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,

	2003	2002	2001

Net sales	$562,746	$529,505	$545,432
Cost of sales	329,695	315,213	349,556

Gross profit	233,051	214,292	195,876

Research and development expenses	12,190	13,053	14,857
Selling and marketing expenses	106,876	101,735	105,623
General and administrative expenses	47,079	47,683	52,006
Amortization of goodwill and other intangibles	44	44	6,610
Special charges	—	28	91,065

Operating expenses	166,189	162,543	270,161

Operating income/(loss)	66,862	51,749	(74,285)
Interest income	1,440	2,302	2,123
Interest expense	(33,540)	(30,875)	(25,575)
Foreign currency gain/(loss)	(31,667)	1,859	(2,755)

Income/(loss) before (provision)/benefit for income taxes, minority interest and extraordinary item	3,095	25,035	(100,492)
(Provision)/benefit for income taxes	(929)	(7,010)	32,206
Minority interest	(603)	1,093	287

Income/(loss) before extraordinary item	1,563	19,118	(67,999)
Extraordinary item, net of tax	—	—	1,471

Net income/(loss)	$1,563	$19,118	$(66,528)

Net income/(loss) per share — basic:
Income/(loss) per share before extraordinary item	$0.06	$0.79	$(2.83)
Extraordinary item	—	—	0.06

Net income/(loss) per share — basic	$0.06	$0.79	$(2.77)

Weighted average common shares outstanding	24,573	24,067	24,049

Net income/(loss) per share — diluted:
Income/(loss) per share before extraordinary item	$0.06	$0.78	$(2.83)
Extraordinary item	—	—	0.06

Net income/(loss) per share — diluted	$0.06	$0.78	$(2.77)

Weighted average common and dilutive securities outstanding	24,856	24,583	24,049

     The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

						Accumulated
	Common Stock		Additional			Other	Treasury Stock		Total
			Paid-in	Equity	Retained	Comprehensive			Stockholders’
	Shares	Value	Capital	Loans	Earnings	Loss	Shares	Value	Equity

Balances, March 31, 2000	24,937	$249	$281,467	$(10)	$71,319	$(25,223)	—	$—	$327,802
Comprehensive loss:
Net loss					(66,528)				(66,528)
Foreign currency translation adjustments						(17,846)			(17,846)

Comprehensive loss									(84,374)

Purchase of common stock							(1,250)	(8,166)	(8,166)
Common stock issued under stock option plans	1		(60)				21	136	76
Tax benefit from exercise of stock options			27						27
Repayment of equity participation loans				10					10

Balances, March 31, 2001	24,938	249	281,434	—	4,791	(43,069)	(1,229)	(8,030)	235,375
Comprehensive income:
Net income					19,118				19,118
Foreign currency translation adjustments						(3,260)			(3,260)

Comprehensive income									15,858

Common stock issued under stock option plans			2,281				823	5,394	7,675
Tax benefit from exercise of stock options			2,454						2,454

Balances, March 31, 2002	24,938	249	286,169	—	23,909	(46,329)	(406)	(2,636)	261,362
Comprehensive loss:
Net income					1,563				1,563
Foreign currency translation adjustments						(1,726)			(1,726)

Comprehensive loss									(163)

Common stock issued under stock option plans	54	1	328				38	249	578
Common stock issued related to purchase of businesses	4		30						30
Tax benefit from exercise of stock options			150						150

Balances, March 31, 2003	24,996	$250	$286,677	$—	$25,472	$(48,055)	(368)	$(2,387)	$261,957

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,

	2003	2002	2001

Cash flows from operating activities:
Net income/(loss)	$1,563	$19,118	$(66,528)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Minority interest in earnings	603	(1,093)	(287)
Depreciation	19,678	18,542	19,998
Amortization – goodwill and other intangibles	44	44	6,610
Amortization – debt issuance costs	3,086	2,543	986
Provision for doubtful accounts	1,611	2,317	2,992
Tax benefit from exercise of stock options	150	2,454	27
Non-cash portion of special charges	—	767	74,289
Deferred taxes	(12,474)	1,155	(30,923)
Foreign currency (gain)/loss	30,631	(1,868)	(6,211)
Gain on early extinguishment of debt	—	—	(2,306)
(Gain)/loss on disposal/sale of property, plant and equipment	185	167	(5,812)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	1,371	3,931	(8,916)
Inventories	201	7,316	28,711
Prepaid and other assets	758	(14,294)	(1,992)
Accounts payable	(6,734)	(5,702)	3,354
Accrued and other current liabilities	(6,980)	(12,558)	7,425
Other long-term liabilities	280	721	4,207

Net cash provided by operating activities	33,973	23,560	25,624

Cash flows from investing activities:
Purchases of businesses	(21,024)	—	(17,917)
Disposal of/(investments in) joint ventures	210	1,183	(1,335)
Capital expenditures	(21,897)	(17,144)	(20,923)
Mold expenditures	(3,073)	(5,865)	(5,352)
Divestitures and other asset dispositions	—	5,500	7,816
Other investing activities	810	678	90

Net cash used in investing activities	(44,974)	(15,648)	(37,621)

Cash flows from financing activities:
Proceeds from the exercise of stock options	578	7,675	86
Receipts/(payments) under notes payable to banks	302	717	(15,890)
Borrowings on long-term debt	1,252	3,572	4,531
Payments on long-term debt	(4,511)	(9,461)	(2,599)
Proceeds from bank debt	10,000	17,500	44,800
Repayment of bank debt	(10,000)	(167,500)	—
Issuance of senior notes	—	182,009	—
Purchase of treasury stock	—	—	(8,166)
Repurchase of senior subordinated notes	—	—	(2,678)

Net cash provided by/(used in) financing activities	(2,379)	34,512	20,084

Effect of exchange rate changes on cash and cash equivalents	3,640	(154)	(790)

Net increase/ (decrease) in cash and cash equivalents	(9,740)	42,270	7,297
Cash and cash equivalents at beginning of year	68,419	26,149	18,852

Cash and cash equivalents at end of year	$58,679	$68,419	$26,149

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

2. Summary of Significant Accounting Policies

Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant transactions between the entities have been eliminated in the consolidation. The Company records minority interest gain or loss which reflects the portion of the earnings of majority-owned operations that are applicable to minority stockholders.

Cash and Cash Equivalents:

     Cash equivalents consist primarily of highly liquid short-term investments with an original maturity of three months or less.

Inventories:

     Inventories are stated at the lower of cost (first-in, first-out) or market. The Company writes down its inventory for estimated obsolescence or unmarketablility. The amount of such writedown is equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demand, selling prices and market conditions.

Property, Plant and Equipment:

     Property, plant and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related assets (buildings—10 to 50 years; plant, molds and office equipment—2 to 10 years). Leasehold improvements and leased equipment are amortized over the lesser of their useful lives or the remaining term of the related leases. Gains and losses on sale of assets are recorded in general and administrative expenses. Repairs and maintenance costs are expensed when incurred.

Intangible Assets:

     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company adopted SFAS No. 142 beginning with the first quarter of fiscal 2002. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but instead be tested when there are triggering factors that indicate an impairment may have occurred or at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

     The following table reconciles the Company’s net income/(loss) for the fiscal 2003, 2002, and 2001 adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported: (in thousands, except per share data)

	March 31,

	2003	2002	2001

Reported income/(loss) before extraordinary item	$1,563	$19,118	$(67,999)
Add back: Goodwill amortization, net of tax effect	—	—	4,495

Adjusted income/(loss) before extraordinary item	$1,563	$19,118	$(63,504)

Reported net income/(loss)	$1,563	$19,118	$(66,528)
Add back: Goodwill amortization, net of tax effect	—	—	4,495

Adjusted net income/(loss)	$1,563	$19,118	$(62,033)

Earnings/(loss) per share — basic
Reported income/(loss) before extraordinary item	$0.06	$0.79	$(2.83)
Goodwill amortization	—	—	0.19

Adjusted income/(loss) before extraordinary item	$0.06	$0.79	$(2.64)

Earnings/(loss) per share — basic
Reported net income/(loss)	$0.06	$0.79	$(2.77)
Goodwill amortization	—	—	0.19

Adjusted net income/(loss)	$0.06	$0.79	$(2.58)

Earnings/(loss) per share — diluted
Reported income/(loss) before extraordinary item	$0.06	$0.78	$(2.83)
Goodwill amortization	—	—	0.19

Adjusted income/(loss) before extraordinary item	$0.06	$0.78	$(2.64)

Earnings/(loss) per share — diluted
Reported net income/(loss)	$0.06	$0.78	$(2.77)
Goodwill amortization	—	—	0.19

Adjusted net income/(loss)	$0.06	$0.78	$(2.58)

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The Company assesses the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment include the following:

•	Significant under performance relative to historical or projected future operating results;

•	Significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business;

•	Significant negative industry or economic trends;

•	Significant decline in the Company’s stock price for a sustained period; and

•	Decreased market capitalization relative to net book value.

     When there is an indication that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators, an impairment loss is recognized if the carrying amount exceeds its fair value. During the fourth quarter of fiscal 2003, the Company performed an annual test for impairment of goodwill and no impairment loss was recorded as a result.

     Intangible assets with finite lives, including trademarks, patents and licenses, are stated at cost and amortized on a straight-line basis over their estimated useful lives of 3 to 15 years. Legal costs incurred by the Company in successfully defending its patents are capitalized to patent costs and amortized over the remaining life of the patent.

Other Assets:

     Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from 5 to 10 years. As of March 31, 2003 and 2002, accumulated amortization was $6.0 million and $3.0 million, respectively. The Company’s debt issuance amortization costs were approximately $3.1 million, $2.5 million and $1.0 million for fiscal 2003, 2002, and 2001, respectively.

Long-Lived Assets:

          The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and a charge to operating results.

Foreign Currency Translation:

     The assets and liabilities and revenue and expense accounts of the Company’s foreign subsidiaries have been translated using the exchange rate at the balance sheet date and the average exchange rate for the period, respectively.

     The net effect of the translation of the accounts of the Company’s subsidiaries has been included in equity as a component of accumulated other comprehensive income/(loss). Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in income as incurred.

     Under the relevant accounting guidance, the treatment of these translation gains or losses is dependent upon the Company’s determination of the functional currency of each subsidiary. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition:

     The Company recognizes revenue pursuant to applicable accounting standards, including Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101, as amended, summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

     The Company’s policy is to recognize revenue from sales to customers when the rights and risks of ownership have passed to the customer, when persuasive evidence of an arrangement exists, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. Under specific conditions, the Company permits its customers to return or exchange products. The provision for estimated returns is recorded as a reduction of revenue concurrently with the recognition of revenue. Management analyzes historical sales returns and analysis of credit memo data when evaluating the adequacy of the sales returns allowances in any accounting period. No individual customer accounts for more than 6% of net sales. The Company generally does not require collateral from its customers, but performs on-going credit evaluations of its customers.

     Shipping and handling fees charged to customers are included in net sales and the related costs of $30.1 million, $32.6 million and $29.1 million for fiscal 2003, 2002 and 2001, respectively, are included in selling and marketing expenses.

Advertising and Promotion Costs:

     The Company’s policy is to expense advertising and promotion costs as they are incurred. The Company’s advertising and promotion expenses were approximately $7.1 million, $6.1 million and $6.2 million for fiscal 2003, 2002 and 2001, respectively.

Income Taxes:

     The Company accounts for income taxes under the provisions of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

Comprehensive Income/(Loss):

     Other comprehensive income/(loss) includes foreign currency translation adjustments that are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Reclassifications:

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued

Business Risk and Concentration of Credit Risks:

     The Company operates manufacturing and distribution sites in all major regions of the world—North America (including Mexico), Europe, and Rest of World. As a result, a significant portion of the Company’s sales and operations are subject to certain risks, including adverse developments in the foreign political and economic environment, exchange rates, tariffs and other trade barriers, staffing and managing foreign operations and potentially adverse tax consequences. Although the Company and its predecessors have been successfully conducting business outside of the United States since its inception in 1960, there can be no assurance that any of these factors will not have a material adverse effect on the Company’s financial condition, cash flows, or results of operations in the future.

     Cash and cash equivalents are invested in deposits with major banks in the United States and in countries where subsidiaries operate. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

     During fiscal 2003, the Company’s ten largest customers accounted for 27.9% of net sales, and the largest customer accounted for less than 6% of net sales. During fiscal 2003, five of the ten largest customers were located in North America and accounted for 14.9% of net sales. No single customer’s accounts receivable balance was greater than 2.5% of total accounts receivable.

     While there are currently multiple suppliers of polycarbonate and monomer raw materials, the Company purchases over 50% of those materials from three suppliers. The loss of any of these suppliers, or a significant decrease in the supply of polycarbonate or monomer, would require the Company to obtain these raw materials elsewhere. If the Company was unable to obtain polycarbonate or monomer from other suppliers at acceptable prices, it might realize lower margins and experience difficulty in meeting its customers’ requirements. In addition, the Company’s photocromic lenses are processed by a third party using technology that is proprietary to it.

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

     The Company utilizes various hedge instruments, primarily forward contracts, to hedge cash flows associated with certain purchase and sales commitments and the related payables and receivables. The Company has elected to designate its cash flow hedges as fair-value hedges in accordance with SFAS No. 133 during fiscal 2003, fiscal 2002, and fiscal 2001. Accordingly, changes in the fair value of these hedges are recorded immediately in foreign currency gain/(loss) to offset the changes in fair value of the assets or liabilities being hedged.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued

Earnings/(Loss) Per Share:

     The following table sets forth the computation of basic and diluted earnings/(loss) per share for the fiscal years ended March 31, 2003, 2002 and 2001:

	Year Ended March 31,

	2003	2002	2001

	(in thousands,
	except per share data)
Numerator:
Income/(loss) before extraordinary item	$1,563	$19,118	$(67,999)
Extraordinary gain on early extinguishment of debt, net of tax	—	—	1,471

Net income/(loss)	$1,563	$19,118	$(66,528)

Denominator:
Weighted average common shares outstanding	24,573	24,067	24,049
Effect of dilutive securities - employee stock options	283	516	—

Weighted average common shares and dilutive securities outstanding	24,856	24,583	24,049

Net income/(loss) per share—basic:
Income/(loss) per share before extraordinary item	$0.06	$0.79	$(2.83)
Extraordinary gain on early extinguishment of debt, net of tax	—	—	0.06

Net income/(loss) per share—basic	$0.06	$0.79	$(2.77)

Net income/(loss) per share—diluted:
Income/(loss) per share before extraordinary item	$0.06	$0.78	$(2.83)
Extraordinary gain on early extinguishment of debt, net of tax	—	—	0.06

Net income/(loss) per share—diluted	$0.06	$0.78	$(2.77)

     Options to purchase 1.5 million shares of common stock at a range of $9.26 to $38.38 per share and 1.4 million shares of common stock at a range of $13.74 to $41.44 per share were outstanding as of March 31, 2003 and March 31, 2002, respectively, but were not included in the computation of the diluted earnings per share for fiscal 2003 and fiscal 2002 because the options’ exercise price was greater than the average market price of the common shares. For the year ended March 31, 2001, approximately 3.4 million weighted average shares with exercise prices at a range of $4.63 to $41.44 per share were not included in the calculation of diluted net loss per share because to do so would be anti-dilutive for the period.

Pro Forma Disclosures

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 2.19%-2.55%, 4.23%-4.50%, and 4.63%-5.90%, no dividend yield, volatility factors of the expected market price of the Company’s common stock of 57.0%, 61.4%, and 51.9%-87.7% and a weighted-average expected life of the option of 4 years, for fiscal 2003, 2002, and 2001, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s actual and pro forma information follows:

	Year Ended March 31,

	2003	2002	2001

	(in thousands, except
	per share data)
Actual
Net income/(loss)	$1,563	$19,118	$(66,528)
Net income/(loss) per share:
Basic	$0.06	$0.79	$(2.77)
Diluted	$0.06	$0.78	$(2.77)

Pro forma
Pro forma net income/(loss)	$(700)	$16,529	$(68,684)
Pro forma net income/(loss) per share:
Basic	$(0.03)	$0.69	$(2.86)
Diluted	$(0.03)	$0.67	$(2.86)

     The pro forma effect on net income of SFAS 123 may not be representative of the effects on pro forma net income/(loss) in future periods.

Impact of Recently Issued Accounting Standards:

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

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

     In March 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity” (SFAS 149). This Statement establishes standards for classification of certain financial instruments that have characteristics of both liabilities and equity in the statement of financial position. This Statement will be effective upon issuance for all contracts created or modified after the date the Statement was issued and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Inventories

	March 31,

	2003	2002

	(in thousands)
Raw materials	$13,611	$13,104
Work in progress	3,124	3,510
Finished goods	74,707	65,972

	$91,442	$82,586

4. Property, Plant and Equipment

	March 31,

	2003	2002

	(in thousands)
Land, buildings and leasehold improvements	$38,509	$34,997
Machinery and office equipment	202,895	179,306
Equipment under capital leases	4,985	2,790
Molds	60,783	57,710

	307,172	274,803
Less accumulated depreciation and amortization	134,724	110,338

	$172,448	$164,465

     Depreciation expense for fiscal 2003, 2002 and 2001 was $19.7 million, $18.5 million and $20.0 million, respectively. Accumulated amortization on equipment under capital leases was $0.4 million at March 31, 2003 and 2002.

5. Derivative Instruments

     As a result of its global operations, the Company’s foreign subsidiaries are exposed to exchange rate fluctuations on certain assets and liabilities, primarily accounts payable, accounts receivable, and intercompany indebtedness, denominated in non-functional currencies. In addition, the parent company has foreign currency exposure on its Euro-denominated third party debt. The Company utilizes various hedge instruments, primarily forward contracts, to hedge cash flows associated with certain purchase and sales commitments and the related payables and receivables. The Company has elected to designate its cash flow hedges as fair-value hedges in accordance with SFAS No. 133 during fiscal 2003, fiscal 2002, and fiscal 2001. Accordingly, changes in the fair value of these hedges are recorded immediately in foreign currency gain/(loss) to offset the changes in fair value of the assets or liabilities being hedged.

     During fiscal 2003 and 2002, the Company had various contracts in place to hedge the semi-annual interest payments on its Euro-denominated third party debt. Such hedges were designated as fair-value hedges in accordance with SFAS No. 133.

     The Company had 92 and 30 foreign exchange contracts outstanding as of March 31, 2003 and 2002, respectively. The Company does not hold derivative financial instruments for speculative or trading purposes.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Accrued Liabilities

	March 31,

	2003	2002

	(in thousands)
Liabilities associated with strategic initiatives	$870	$6,296
Marketing and promotional accrual	12,632	10,348
Other accrued liabilities	28,190	26,826

	$41,692	$43,470

7. Notes Payable to Banks

     Notes payable to banks at March 31, 2003 and 2002 represent borrowings denominated in foreign currencies under foreign credit agreements with lenders. The weighted average interest rates on these borrowings as of March 31, 2003 and 2002 were 2.17% and 5.5%, respectively. As of March 31, 2003, the Company had total unused lines of credit amounting to $17.5 million and there were no restrictive covenants on the borrowings.

8. Long-Term Debt

	March 31,
	2003	2002

	(in thousands)
Uncollateralized promissory note, interest rate at 7.5% at March 31, 2002, principal and interest payable through January 2003	$—	$2,000
Uncollateralized term loans, interest rates varying from 4.0% to 7.5% at March 31, 2003 and 2002, principal and interest payable through March 2006	1,765	1,703
Loans collateralized by equipment and other assets, interest rates varying from 0.2% to 12.0% at March 31, 2003, principal and interest payable through August 2011	6,292	4,076
Loans collateralized by equipment and other assets, interest rates indexed to LIBOR and Bank Base Rate (LIBOR 1.3% and Bank Base Rate 3.75% at March 31, 2003), principal and interest payable through March 2007	592	629
Uncollateralized term loan, interest 1.85% at March 31, 2003 and 2002, principal and interest payable through June 2008	484	481
Uncollateralized interest free government loan, principal payable June 2007 through June 2011	339	293

	9,472	9,182
Less current portion	3,510	4,140

Long-term debt, less current portion	$5,962	$5,042

     Aggregate annual maturities of long-term debt over the next five years and thereafter are as follows:

Period Ending March 31,	(in thousands)

2004	$3,510
2005	1,923
2006	1,917
2007	1,335
2008	344
Thereafter	443

Total	$9,472

     As of March 31, 2003, the carrying value and fair value of the Company’s long-term debt including current maturities approximates $9.5 million and $8.1 million, respectively. The fair value of its long-term debt including current maturities is based on discounted future cash flows. Long-term debt includes capital lease obligations of $5.3 million and $3.0 million at March 31, 2003 and 2002, respectively. Future minimum capital lease principal payments at March 31, 2003 consist of $1.5 million, $1.4 million, $1.4 million, $0.9 million, and $0.2 million for fiscal 2004 through fiscal 2008, respectively. Interest on capital lease obligations is approximately $0.5 million.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Bank Credit Agreement

     On October 29, 2002, the Company entered into a $90 million collateralized revolving credit facility expiring on October 31, 2005. This credit agreement replaced a previous $45 million credit agreement. The new credit agreement contains a number of covenants substantially similar to the prior credit agreement including, among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and the ability to enter into certain transactions with affiliates. In addition, the new credit agreement requires the Company to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures. Interest on the new credit agreement is payable at a rate based upon the London Interbank Offered Rate (LIBOR) plus 2.75% per annum. As of March 31, 2003, the Company was in compliance with all covenants. At March 31, 2003, there was no debt outstanding under this agreement.

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

     During fiscal 2003, the Company borrowed and repaid $10 million under this facility.

10. Senior Notes

Following is the detail of Senior Notes:

	March 31,

	2003	2002

	(in thousands)
6 7/8% Senior Notes	$94,809	$94,771
11% Senior Notes	223,433	178,432

Total Senior Notes	$318,242	$273,203

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The Notes rank pari passu to all other Senior Indebtedness, as defined in the Indenture, of the Company. The Company has determined the estimated fair value of its Senior Notes using available market information. The estimated fair value, based on the most recent market trades, of the Senior Notes was $333.1 million and $276.3 million at March 31, 2003 and March 31, 2002, respectively, and the carrying amounts were $318.2 million and $273.2 million, respectively. The fair value estimates do not necessarily reflect the values the Company could realize in the current market.

11. Guarantees, Including Indirect Guarantees of Indebtedness of Others

     The Company has issued a $1.6 million standby letter of credit, which approximates fair value, maturing on April 25, 2005 to guarantee third party debt. In the event that certain obligors default on their payment obligations that are subject to the Company’s standby letters of credit, the Company would be required to guarantee such obligations. If the obligors default on their payment obligations, the Company has recourse provisions that would enable it to recover fixed assets with an estimated net book value of approximately $1.1 million.

12. Common Stock

Common Stock

     The Company entered into loan agreements with certain members of the Company’s management to enable them to invest in the Company’s common stock. As of March 31, 2001, all loans have been repaid. On May 3, 2000 the Company’s Board of Directors authorized a stock repurchase program in which up to 1,250,000 shares of the Company’s common stock may be repurchased in the open market from time to time. Accordingly, the Company repurchased 1,250,000 shares of its common stock in the open market for approximately $8.2 million during the year ended March 31, 2001. The Company reissued 882,000 common shares from treasury stock cumulatively through March 31, 2003.

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

Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) requires use of option valuation models. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     The Company adopted the SOLA International Inc. Stock Option Plan (the “International Plan”), effective February 15, 1995. On August 14, 1998 and August 16, 1996 the shareholders of the Company ratified increases of 1,690,000 and 500,000, respectively, to the number of options available for issuance under the International Plan. The maximum number of shares of Common Stock with respect to which options may be granted under the International Plan is 3,045,868 shares plus, subject to the requirements of Rule 16b-3 of the Securities Exchange Act of 1934, if applicable, the number of shares of Common Stock subject to existing options under the Existing Option Plan, which expire or terminate without exercise for any reason, which number of shares underlying Existing Options shall not exceed 1,645,219. Under the International Plan certain key employees, and non-employee directors and/or creditors of the Company and its subsidiaries and affiliates (each an “Optionee”) are eligible to receive non-qualified stock options (the “International Options”) to acquire shares of Common Stock of the Company. International Options granted to an Optionee are evidenced by an agreement between the Optionee and the Company which contains terms not inconsistent with the International Plan, which the committee appointed to administer the International Plan deemed necessary or desirable (the “International Option Agreement”). Shares available for future grants under the International Plan were 315,448 at March 31, 2003.

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option Activity

     A summary of the Company’s stock option activity and related information for fiscal 2001, 2002 and 2003 follows:

	Number of		Weighted
	Securities		Average
	Underlying		Exercise
	Options		Price

	(in thousands, except
	per share data)
Options outstanding as of March 31, 2000	2,873		$19.62
Options granted during fiscal 2001 with an exercise price equal to the market price on the date of grant	1,025		5.19
Options granted during fiscal 2001 with an exercise price greater than the market price on the date of grant	44		7.88
Options exercised in fiscal 2001	(22)		4.75
Options cancelled in fiscal 2001	(569)		18.25

Options outstanding as of March 31, 2001	3,351		15.36
Options granted during fiscal 2002 with an exercise price equal to the market price on the date of grant	386		14.30
Options exercised in fiscal 2002	(823)		9.32
Options cancelled in fiscal 2002	(331)		23.47

Options outstanding as of March 31, 2002	2,583		16.06
Options granted during fiscal 2003 with an exercise price equal to the market price on the date of grant	315		12.24
Options exercised in fiscal 2003	(92)		11.45
Options cancelled in fiscal 2003	(387)		20.32

Options outstanding as of March 31, 2003	2,419		$15.25

Options exercisable at:
March 31, 2003	1,658		$17.47
March 31, 2002	1,567		$19.62
March 31, 2001	2,088		$17.87
Weighted average fair value per share of options granted during fiscal year:
2003		$5.61
2002		$7.24
2001		$3.13

     The following table summarizes stock options outstanding at March 31, 2003:

	Outstanding			Exercisable

			Weighted
	Shares	Weighted	Average	Shares
Range of Exercise Price	(in thousands)	Price	Contractual Life	(in thousands)	Price

$ 4.63-$ 6.25	636	$5.34	7.14	341	$5.41
$ 7.88-$13.74	487	11.48	7.91	239	10.66
$13.81-$16.50	612	15.10	5.87	444	15.37
$16.88-$30.13	499	24.64	5.04	449	25.42
$30.19-$38.38	185	34.38	3.90	185	34.37

Total	2,419	$15.25	6.29	1,658	$17.47

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Special Charges and Transition Costs

     Commencing in the third quarter of fiscal 1999, the Company implemented strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. As a result of these strategic initiatives, during fiscal 2002 and 2001 the Company recorded pretax special charges of $28,000 and $91.1 million, respectively. No special charges were recorded for fiscal 2003.

     During fiscal 2002, the Company recorded net pretax special charges of $28,000 comprised of $0.8 million associated with additional facility closure costs, offset by a gain on the sale of land in North America of $0.8 million, also associated with facility closures.

     During fiscal 2001, the Company recorded net pretax special charges of $91.1 million. The Company incurred $19.7 million associated with workforce reductions in North America, Europe and Australia. Included in the workforce reductions were 780 employees from manufacturing, 91 employees from sales and marketing, 75 employees from administration, and 46 employees from research and development. At March 31, 2002, $25.1 million cash had been paid related to workforce reductions incurred since fiscal 1999. The special charges include $24.3 million related to the write-off of molds, which were discontinued as a result of the Company’s efforts to globally standardize product specifications. Also, the Company continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities that commenced in the fourth quarter of fiscal 2000. As a result, special charges of $28.2 million related to redundant equipment write-off and facility closure costs were incurred. Additionally, as a result of the discontinuation of the development of the polycarbonate Matrix product line, the Company incurred $7.6 million in asset write-offs including equipment ($7.0 million) and related commitments ($0.6 million). Lastly, the Company recognized a gain on the sale of land in North America of $5.8 million associated with facility closures. Also included in special charges is $17.0 million related to the impairment of goodwill associated with a prior acquisition of a lens manufacturing business. This impairment was recorded pursuant to SFAS 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” as the Company decided to discontinue and exit operations of this lens manufacturing business and completely close-down the facility.

     In addition to the special charges of $91.1 million recorded during fiscal 2001, the Company wrote-down approximately $25.6 million in inventory due to product discontinuance resulting from the Company’s efforts to globally standardize product specifications. These write-downs have been accounted for in cost of sales.

     The following table presents details of the special charges for fiscal 2002 and 2001 and related liabilities associated with the strategic initiatives as of March 31, 2003, 2002 and 2001 (in thousands).

					Asset
					Write-offs
					Associated
					with
					Discontinued	Gain on
	Workforce	Mold	Facility	Goodwill	Product	sale of
	Reductions	Write-offs	Closures	Impairment	Line	Land	Total

Strategic initiative liability as of March 31, 2000	$6,268	$—	$—	$—	$—	$	$6,268
Fiscal 2001 Charge to operations	19,681	24,256	28,235	17,057	7,690	(5,854)	91,065
Utilized:
Non-cash	—	(24,256)	(25,286)	(17,057)	(7,690)	—	(74,289)
Cash	(12,267)	—	(510)	—	—	5,854	(6,923)

Strategic initiative liability as of March 31, 2001	13,682	—	2,439	—	—	—	16,121
Fiscal 2002 Charge to operations	—	—	28	—	—	—	28
Utilized:
Non-cash	—	—	(767)	—	—	—	(767)
Cash	(8,812)	—	(274)	—	—	—	(9,086)

Strategic initiative liability as of March 31, 2002	4,870	—	1,426	—	—	—	6,296
Utilized:
Cash	(4,219)	—	(1,207)	—	—	—	(5,426)

Strategic initiative liability as of March 31, 2003	$651	$—	$219	$—	$—	$—	$870

     At March 31, 2003, the Company’s strategic initiatives have been substantially completed and the Company does not anticipate any additional special charges related to its strategic initiatives. The liability associated with the strategic initiatives as of March 31, 2003 is included in accrued liabilities. The Company anticipates that substantially all of the accrued liability will be paid in fiscal 2004 and will be funded through cash provided by operations.

14. Defined Contribution Plans

     The Company sponsors several defined contribution plans covering substantially all U.S. and U.K. employees. Under the U.S. 401(k) retirement plan, the Company provides 50% matching contributions up to a maximum of 6% of the employee’s compensation during the plan year. Contributions for the years ended March 31, 2003, 2002 and 2001 were $0.7 million, $0.7 million and $1.0 million, respectively. Under the U.K. plan, the Company matches pension contributions of up to 8% of the employee’s pensionable salary. The contribution was $0.1 million in each of the years ended March 31, 2003, 2002 and 2001.

15. Defined Benefit Retirement Plans

     The Company participates in a defined benefit pension plan (“Domestic Pension Plan”) covering substantially all full-time domestic employees. The Company also participates in a contributory defined benefit pension plan covering certain Australian employees (“International Pension Plan”).

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets and a statement of the funded status for both the Domestic and the International Pension Plans.

	Domestic Pension		International Pension
	Plan		Plan

	2003	2002	2003	2002

Year ended March 31, (in thousands)
Reconciliation of benefit obligation:
Benefit obligation—beginning of year	$22,354	$22,703	$10,508	$11,857
Service cost	1,269	1,308	1,541	1,536
Interest cost	1,464	1,303	683	627
Participant contributions	—	—	121	128
Actuarial gain/(loss)	386	(2,516)	1,056	(2,570)
Curtailments	(5,153)	—	—	—
Benefit payments	(727)	(444)	(1,674)	(2,134)
Other	—	—	69	29
Effect of exchange rates	—	—	1,454	1,035

Benefit obligation—end of year	$19,593	$22,354	$13,758	$10,508

	Domestic Pension		International Pension
	Plan		Plan

	2003	2002	2003	2002

Year ended March 31, (in thousands)
Reconciliation of fair value of plan assets:
Fair value of plan assets—beginning of year	$15,070	$14,610	$11,762	$11,189
Actual return on plan assets	(2,320)	904	(1,068)	292
Employer contributions	—	—	1,311	1,217
Participant contributions	—	—	121	128
Benefit payments	(727)	(444)	(1,674)	(2,134)
Other	—	—	69	29
Effect of exchange rates	—	—	1,392	1,041

Fair value of plan assets—end of year	$12,023	$15,070	$11,913	$11,762

	Domestic Pension		International Pension
	Plan		Plan

	2003	2002	2003	2002

Year ended March 31, (in thousands)
Funded status:
Funded status at March 31	$(7,571)	$(7,284)	$(1,846)	$1,253
Unrecognized transition asset	—	—	(43)	(58)
Unrecognized (gain) loss	—	(51)	145	(2,913)

Accrued pension cost	$(7,571)	$(7,335)	$(1,744)	$(1,718)

     The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	Domestic Pension		International Pension
	Plan		Plan

	2003	2002	2003	2002

Year ended March 31,
Discount rate	6.50%	6.50%	6.50%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	7.50%	7.50%
Rate of increase in future compensation levels	5.00%	5.00%	4.00%	4.00%

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Net periodic pension costs include the following components:

	Domestic Pension Plan			International Pension Plan

	2003	2002	2001	2003	2002	2001

Year ended March 31, (in thousands)
Service cost	$1,269	$1,308	$2,220	$1,541	$1,536	$1,555
Interest cost	1,464	1,303	1,429	683	627	676
Expected return on plan assets	(1,188)	(1,195)	(1,700)	(924)	(909)	(1,009)
Amortization of transition asset	—	—	—	(21)	(19)	(21)
Amortization of gain	—	—	(345)	(151)	—	(118)

Net periodic pension cost	$1,545	$1,416	$1,604	$1,128	$1,235	$1,083

     Effective March 31, 2003, the Company discontinued any further accruals to the participants of its pension plan and all benefit levels as of a normal retirement date were frozen for all participants. As a result, and in accordance with FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), income of $1.3 million was recognized as of March 31, 2003. The $1.3 million income consists of a projected benefit obligation (PBO) gain of $5.2 million due to the curtailment offset by unrecognized losses of $3.9 million as a result of the curtailment.

16. Income Taxes

     The domestic and foreign components of income/(loss) before provision/(benefit) for income taxes, minority interest and extraordinary item are as follows:

	Year Ended March 31,

	2003	2002	2001

	(in thousands)
Domestic	$(27,482)	$(297)	$(89,087)
Foreign	30,577	25,332	(11,405)

	$3,095	$25,035	$(100,492)

     The components of the provision/(benefit) for income taxes are as follows:

	Year Ended March 31

	2003	2002	2001

	(in thousands)
Current:
Federal and State	$200	$141	$(561)
Foreign	13,370	5,714	(702)
Deferred:
Federal and State	(10,035)	(1,817)	(33,821)
Foreign	(7)	(1,490)	307
Valuation allowance adjustment	(2,599)	4,462	2,571

	$929	$7,010	$(32,206)

     During fiscal 2003, 2002, and 2001, the Company recognized $150,000, $2.5 million, and $27,000 of certain tax benefits related to the exercise of stock options. Such benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

     A reconciliation between income tax provisions/(benefits) computed at the U.S. federal statutory rate and the effective rate reflected in the statements of operations is as follows:

	Year Ended March 31,

	2003	2002	2001

Provision/(benefit) at statutory federal rate	35.0%	35.0%	(35.0)%
State tax provision, net of federal effect	2.0	1.0	(1.0)
Valuation allowance	(84.0)	17.8	2.6
Special charges at differing statutory rates	—	—	3.6
Income of foreign subsidiaries at differing statutory rates	120.7	(20.8)	—
Revision of prior years estimates	(25.4)	—	—
Tax credits and other	(18.3)	(5.0)	(2.2)

	30.0%	28.0%	(32.0)%

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31

	2003	2002

	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$2,172	$2,390
Inventories, principally due to reserves	7,810	14,655
Accruals for employee benefits, current	4,089	3,703
Other current assets	3,807	612

Deferred tax assets, current	17,878	21,360
Property, plant and equipment, principally due to differences in depreciation	2,601	2,619
Accruals for employee benefits, long term	4,534	4,941
In-process research and development	6,745	8,057
Other long-term assets	27,122	4,784
Net operating losses (NOL)	46,435	50,962

Total deferred tax assets	105,315	92,723
Less: valuation allowance	13,663	16,262

Net deferred tax assets	$91,652	$76,461

Deferred tax liabilities:
Inventories	$3,752	$4,218
Other current liabilities	1,651	2,920

Deferred tax liabilities, current	5,403	7,138
Property, plant and equipment, principally due to differences in depreciation	16,808	16,218
Amortization of goodwill	10,633	14,102
Other long-term liabilities	10,085	2,921

Net deferred tax liabilities	42,929	40,379

Net deferred tax assets less net deferred tax liabilities	$48,723	$36,082

     The deferred tax assets valuation allowance at March 31, 2003 and 2002 is primarily attributable to deferred tax assets, which resulted primarily from foreign net operating loss carryovers. It is the opinion of management that it is more likely than not that the realization of these deferred tax assets will not be assured in the years presented.

     For tax purposes, the Company and its foreign subsidiaries, at March 31, 2003, had net operating loss (NOL) carryforwards of $76.6 million attributable to U.S. Federal NOL carryforwards, which expire between 2020 and 2022; and approximately $66.6 million of foreign NOL carryforwards, of which $20.5 million expire between 2004 and 2018, and $46.1 million have no expiration date. The deferred tax assets reflected in the Company’s accounts as of March 31, 2003 before valuation allowances include these NOLs.

     The Company has not provided for U.S. federal income and foreign withholding taxes on $155.2 million of non-U.S. subsidiaries’ undistributed earnings as of March 31, 2003 because such earnings are intended to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. Commitments

     The Company leases certain warehouse and office facilities, office equipment and automobiles under noncancelable operating leases which expire in 2004 through 2014. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the terms of certain lease agreements, the leases may be extended, at the Company’s option, and certain of the leases provide for adjustments of the minimum monthly rent. Future minimum annual lease payments under the leases are as follows:

Period Ending March 31,	(in thousands)

2004	$7,029
2005	5,496
2006	4,565
2007	3,608
2008	1,645
Thereafter	6,024

     The Company subleases certain of its office and warehouse facilities. Future minimum rental receipts under noncancelable subleases are as follows:

Period Ending March 31,	(in thousands)

2004	$660
2005	136
2006	—
2007	—
2008	—
Thereafter	—

     Rent expense for fiscal 2003, 2002, and 2001 was $8.7 million, $6.8 million and $7.8 million, respectively.

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

20. Worldwide Operations

     The Company’s senior management reviews financial information presented on a consolidated basis for purposes of making operating decisions and assessing financial performance. Disaggregated information by geographic region is reviewed to monitor subsidiaries’ results. Accordingly, the Company considers itself to be a single industry segment, specifically, operating in the ophthalmic industry in the design and manufacture of eyeglass lenses.

     A summary of information about the Company’s geographic areas is as follows:

	North		Rest of
	America	Europe	World(b)	Eliminations	Total

	(in thousands)
Year Ended March 31, 2003
Net sales (a):
External	$249,185	$210,302	$103,259	$—	$562,746
Internal	42,491	96,470	74,527	(213,488)	—
Identifiable assets	393,981	207,655	158,526	(1,083)	759,079

Year Ended March 31, 2002
Net sales (a):
External	$236,785	$185,806	$106,914	$—	$529,505
Internal	58,420	74,481	73,586	(206,487)	—
Identifiable assets	360,929	178,063	174,910	(837)	713,065

Year Ended March 31, 2001
Net sales (a):
External	$245,397	$182,919	$117,116	$—	$545,432
Internal	63,670	65,895	77,708	(207,273)	—
Identifiable assets	341,974	153,738	168,376	(1,713)	662,375

(a)	Net sales are attributed to regions based on the location of SOLA and its subsidiaries’ country or region of domicile.

(b)	The Rest of World consists primarily of Australia, Asia and South America.

     Internal sales represent intercompany sales between regions at a mark-up from cost; the elimination of any profit arising from such sales is reflected in eliminations in determining operating income/(loss).

     Included in North American operations are the Company’s businesses in Canada and Mexico, as well as the United States. In each of the three fiscal years ended March 31, 2003, Canadian and Mexican operations accounted for less than 5.1% of external revenues and less than 1.6% of identifiable assets of the North American region. The information for Canada and Mexico, individually and combined, is not considered material to information for the United States alone.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Supplementary Cash Flow Data

	Year Ended March 31,

	2003	2002	2001

	(in thousands)
Supplemental disclosures of cash flow information:
Interest paid	$36,501	$35,389	$32,064

Taxes paid/(received)	$11,158	$8,152	$(4,018)

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures accrued but not paid	$1,053	$10,776	$1,503

SOLA INTERNATIONAL INC.
SUPPLEMENTAL INFORMATION
QUARTERLY FINANCIAL DATA-UNAUDITED
(in thousands, except per share data)

	Quarter Ended

	June 30,	Sept. 30,	Dec. 31,	March 31,
	2002	2002	2002	2003

Net sales	$135,177	$138,486	$135,241	$153,842
Gross profit	55,416	56,165	56,041	65,429
Operating income	15,028	14,993	14,018	22,823
Net income/(loss)	(5,352)	6,530	(5,238)	5,623
Net income/(loss) per share—basic	(0.22)	0.27	(0.21)	0.23
Net income/(loss) per share—diluted	(0.22)	0.26	(0.21)	0.23

	Quarter Ended

	June 30,	Sept. 30,	Dec. 31,	March 31,
	2001	2001	2001	2002

Net sales	$135,956	$129,444	$126,330	$137,775
Gross profit	54,809	51,088	51,678	56,717
Operating income	11,957	10,097	12,693	17,002
Net income/(loss)	6,678	(4,003)	7,272	9,171
Net income/(loss) per share—basic	0.28	(0.17)	0.30	0.37
Net income/(loss) per share—diluted	0.28	(0.17)	0.29	0.37

S-1

Schedule II

SOLA INTERNATIONAL INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance,	Charged			Balance,
	Beginning	to			End of
Allowance for doubtful accounts	of Period	Expenses	Deductions	Other(1)	Period

Year ended March 31, 2003	$8,395	$1,611	$(1,123)	$89	$8,972

Year ended March 31, 2002	$9,201	$2,317	$(3,106)	$(17)	$8,395

Year ended March 31, 2001	$8,873	$2,992	$(2,391)	$(273)	$9,201

(1)	Other relates primarily to foreign currency translation adjustments.

S-2

INDEX OF EXHIBITS

Exhibit No.		Description	Reference

3.1		Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference (File No. 1-13606)

3.2		Amended and Restated By-Laws of the Company	Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference (File No. 1-13606)

4.1		Rights Agreement dated as of August 27, 1998 between SOLA International Inc. and Bank Boston N.A	Filed as Exhibit 1 to the Company’s Form 8-A dated August 27, 1998 and incorporated herein by reference (File No. 1-13606)

4.2		Indenture by and between the Company and State Street Bank and Trust Company of California, N.A., as Trustee, with respect to the 6 7/8% Notes due 2008	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference (File No. 1-13606)

4.3		Officers’ Certificate Related to Terms of Senior Notes	Filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference (File No. 1-13606)

4.4		Indenture dated as of April 17, 2001 by and between the Company and The Bank of New York, as Trustee, with respect to the 11% Notes due 2008	Filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference

4.5		Registration Rights Agreement dated as of April 17, 2001 by and among the Company and UBS AG acting through its business group UBS Warburg, as Initial Purchaser, with respect to the 11% Notes due 2008	Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference

10.1		Purchase Agreement, dated as of September 1, 1993 by and between SOLA Holdings Inc., Pilkington plc and certain of Pilkington plc’s subsidiaries	Filed as Exhibit 10.1 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-68824) and incorporated herein by reference

10.2	*	Employment Agreement between SOLA International Inc. and Steven M. Neil, dated as of September 2, 1997	Filed as Exhibit 10.2 to the Company’s Registration Statement, as amended, on Form S-3 (File No. 333-45929) and incorporated herein by reference

Exhibit No.		Description	Reference

10.3	*	Confidential Severance Agreement between SOLA International Inc. and Steven M. Neil, dated as of October 13, 1997	Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference

10.4		Lease Agreement between Optical SOLA de Mexico and Messrs. Salvadore Luttenroth-Camou and Carlos Lutteroth-Lomeli (including English summary of principal terms)	Filed as Exhibit 10.10 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-68824) and incorporated herein by reference

10.5	*	SOLA Investors Inc. Stock Option Plan	Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (File No. 1-13606) and incorporated herein by reference

10.6	*	Amendment Number One to SOLA Investors Inc. Stock Option Plan	Filed as Exhibit 10.21 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-87892) and incorporated herein by reference

10.7	*	Amended and Restated 1998 SOLA International Inc. Stock Option Plan	Filed as Appendix A to the Company’s Fiscal 1998 Proxy Statement dated June 30, 1998 and incorporated herein by reference (File No. 1-13606)

10.8		Form of Indemnification Agreement between the executive officers and directors of the Company and the Company	Filed as Exhibit 10.24 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-87892) and incorporated herein by reference

10.9	*	SOLA International Inc. Management Incentive Plan	Filed as Exhibit 10.25 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-87892) and incorporated herein by reference

10.10	*	SOLA Optical 401(k) Savings Plan	Filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-4489) filed with the Commission on May 23, 1996 and incorporated herein by reference

10.11		Trust Agreement entered into as of May 15, 1996 between SOLA Optical USA, Inc. and Chase Manhattan Bank, N.A	Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-4489) filed with the Commission on May 23, 1996 and incorporated herein by reference

Exhibit No.		Description	Reference

10.12	*	Employment Agreement between SOLA International Inc. and Jeremy Charles Bishop, dated as of November 6, 2000	Filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2000 and incorporated herein by reference

10.13	*	Confidential Severance Agreement between SOLA International Inc. and Barry J. Packham, dated January 1, 1997	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2002 and incorporated herein by reference

10.14	*	Confidential Severance Agreement between SOLA International Inc. and Mark Ashcroft, dated April 6, 2002	Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2002 and incorporated herein by reference

10.15		Credit Agreement dated as of July 26, 2001 among the Company, as Borrower, the Lenders named therein and UBS Warburg LLC, as Sole Lead Arranger, ABN AMRO Bank, N.V. as Syndication Agent and UBS AG, Stamford Branch, as Administrative Agent, and UBS AG Stamford Branch, as Collateral Agent, and Union Bank of California as Documentation Agent	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference

10.16		Amendment No. 1 and Waiver dated as of July 19, 2002 to the Credit Agreement dated as of July 25, 2001 among Sola International Inc., the Lenders named therein, UBS Warburg LLC, as Sole Lead Arranger, UBS AG, Stamford Branch, as an Issuing Bank and as Administrative Agent, ABN AMRO Bank, N.V., as Syndication Agent, UBS AG, Stamford Branch, as Collateral Agent for the Lenders, and Union Bank of California, as Documentation Agent.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference

10.17		Credit Agreement dated as of October 28, 2002 among SOLA International Inc., the Lenders named therein, Union Bank of California, N.A., as Sole Lead Arranger, as an Issuing Bank, as Administrative Agent, and as Collateral Agent for the Lenders	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2002 and incorporated herein by reference

Exhibit No.	Description	Reference

12.1	Statement regarding ratio of earnings/(loss) to fixed charges

21.1	List of subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

99.1	Certification of Chief Executive and Chief Financial Officers

*Compensatory plan or management agreement

E-4