Form 10-Q
period 2003-06-30
SOLA INTERNATIONAL INC
filed 2003-08-06
CIK 912088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
or

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

As of August 4, 2003, 24,841,679 shares of the registrant’s common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

SOLA INTERNATIONAL INC.

Form 10-Q for the Quarterly Period
Ended June 30, 2003

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

SOLA INTERNATIONAL INC.

Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2003	March 31,
	(unaudited)	2003

ASSETS
Current assets:
Cash and cash equivalents	$65,989	$58,679
Trade accounts receivable, less allowance for doubtful accounts of $8,904 and $8,972 at June 30, 2003 and March 31, 2003, respectively	128,366	123,088
Inventories	102,481	91,442
Deferred taxes, current	27,143	25,065
Prepaid and other current assets	13,858	13,095

Total current assets	337,837	311,369
Property, plant and equipment, net	176,884	171,653
Goodwill and other intangibles, net	211,396	209,604
Deferred taxes, long-term	37,677	40,155
Other long-term assets	24,427	26,298

Total assets	$788,221	$759,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$—	$522
Current portion of long-term debt	2,594	3,510
Accounts payable	61,524	64,157
Accrued liabilities	51,596	40,615
Accrued payroll and related compensation	30,908	29,368
Deferred taxes, current	661	1,584

Total current liabilities	147,283	139,756
Long-term debt, less current portion	6,259	5,962
Senior notes	329,131	318,242
Deferred taxes, long-term	14,962	14,913
Other long-term liabilities	17,709	18,249

Total liabilities	515,344	497,122

Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 25,169 and 24,996 shares issued as of June 30, 2003 and March 31, 2003, and 24,801 and 24,628 shares outstanding as of June 30, 2003 and March 31, 2003, respectively	251	250
Additional paid-in capital	287,785	286,677
Retained earnings	25,990	25,472
Cumulative other comprehensive loss	(38,762)	(48,055)
Common stock in treasury, at cost – 368 shares at June 30, 2003 and March 31, 2003	(2,387)	(2,387)

Total stockholders’ equity	272,877	261,957

Total liabilities and stockholders’ equity	$788,221	$759,079

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended
	June 30,

	2003	2002

Net sales	$153,979	$135,177
Cost of sales	91,618	79,761

Gross profit	62,361	55,416

Research and development expenses	2,483	3,245
Selling and marketing expenses	27,985	26,021
General and administrative expenses	12,077	11,122

Operating expenses	42,545	40,388

Operating income	19,816	15,028
Interest income	390	486
Interest expense	(9,224)	(7,825)
Foreign currency loss	(9,981)	(14,889)

Income/(loss) before benefit/(provision) for income taxes and minority interest	1,001	(7,200)
Benefit/(provision) for income taxes	(290)	2,160
Minority interest	(193)	(312)

Net income/(loss)	$518	$(5,352)

Net income/(loss) per share - basic	$0.02	$(0.22)

Weighted average common shares outstanding	24,724	24,542
Net income/(loss) per share - diluted	$0.02	$(0.22)

Weighted average common and dilutive securities outstanding	25,088	24,542

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income/(loss)	$518	$(5,352)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Minority interest in earnings	193	312
Depreciation	5,463	5,895
Amortization- debt issuance costs	819	757
Amortization- other intangibles	59	11
Provision for doubtful accounts	(94)	476
Tax benefit from exercise of stock options	200	16
Deferred taxes	(269)	353
Foreign currency loss	9,744	21,890
Loss on disposal/sale of property, plant and equipment	—	24
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	142	122
Inventories	(7,132)	(9,062)
Prepaid and other assets	(1,043)	(6,377)
Accounts payable	(7,304)	(8,919)
Accrued and other current liabilities	10,598	6,397
Other long-term liabilities	(1,102)	(224)

Net cash provided by operating activities	10,792	6,319

Cash flows from investing activities:
Purchases of businesses	(888)	(3,591)
Disposal of/(investments in) joint ventures	97	(39)
Capital expenditures	(3,080)	(2,630)
Mold expenditures	(855)	(648)
Other investing activities	102	241

Net cash used in investing activities	(4,624)	(6,667)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,489	68
Net proceeds under notes payable to banks	(522)	(48)
Borrowings on long-term debt	741	55
Payments on long-term debt	(1,890)	(911)

Net cash used in financing activities	(182)	(836)

Effect of exchange rate changes on cash and cash equivalents	1,324	1,005

Net increase/(decrease) in cash and cash equivalents	7,310	(179)
Cash and cash equivalents at beginning of period	58,679	68,419

Cash and cash equivalents at end of period	$65,989	$68,240

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

     Sola International Inc. (the “Company”) designs, manufactures and distributes a broad range of eyeglass lenses, primarily focusing on the fast growing plastic lens segment of the global market. The Company operates in one business segment.

     The accompanying consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at March 31, 2003 has been derived from audited financial statements. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2003.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior year items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net income/loss.

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

     In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial position, results of operations, or cash flows.

3. Accounting for Stock-Based Compensation

     The Company records compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Because the Company establishes the exercise price based on the fair market value of the Company’s stock at the date of grant, the options have no intrinsic value upon grant, and therefore no expense is recorded. Each quarter, the Company reports the potential dilutive impact of stock options in its diluted earnings per share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period is below the exercise price of the option) are not included in diluted earnings per share.

     As required under SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure,” the pro forma effects of stock-based compensation on net income/(loss) and net income/(loss) per common share have been estimated at the date of grant using the Black-Scholes option-pricing model.

     For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income/(loss) and net income/(loss) per common share were as follows:

	Three Months Ended June 30,

	2003	2002

	(in thousands, except
	per share data)
Net income/(loss), as reported	$518	$(5,352)
Add: Stock-based employee compensation expense included in reported net income, net of related tax benefits	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(356)	(602)

Pro forma net income/(loss)	$162	$(5,954)

Net income/(loss) per share:
Basic, as reported	$0.02	$(0.22)
Basic, pro forma	$0.01	$(0.24)
Diluted, as reported	$0.02	$(0.22)
Diluted, pro forma	$0.01	$(0.24)

     The pro forma effect of SFAS No. 123 on net income/(loss) may not be representative of the effects on pro forma net income/(loss) in future periods.

4.	Inventories

     The following is the detail of inventories:

	June 30, 2003	March 31, 2003
	(in thousands)	(in thousands)

Raw Materials	$15,041	$13,611
Work In Progress	2,956	3,124
Finished Goods	84,484	74,707

	$102,481	$91,442

5.	Accrued Liabilities

     The following is the detail of accrued liabilities:

	June 30, 2003	March 31, 2003
	(in thousands)	(in thousands)

Liabilities associated with strategic initiatives	$502	$870
Marketing and promotional accrual	13,760	12,632
Other accrued liabilities	37,334	27,113

	$51,596	$40,615

     Commencing in the third quarter of fiscal 1999, the Company implemented strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. No special charges were recorded during the three months ended June 30, 2003 and 2002. The following table reconciles the remaining liabilities associated with the strategic initiatives from March 31, 2003 to June 30, 2003 (in thousands):

	Workforce	Facility
	Reductions	Closures	Total

Strategic initiative liability as of March 31, 2003	$651	$219	$870
Fiscal 2004 three months cash utilized	(337)	(31)	(368)

Strategic initiative liability as of June 30, 2003	$314	$188	$502

     The Company anticipates that substantially all of the accrued liabilities will be paid in fiscal 2004.

6.	Bank Credit Agreement

     On October 29, 2002, the Company entered into a $90 million secured revolving credit facility expiring on October 31, 2005. The credit agreement contains various covenants including, among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and the ability to enter into certain transactions with affiliates. In addition, the credit agreement requires the Company to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures. Interest due under the credit agreement is payable at a rate based upon the London Interbank Offered Rate (LIBOR) plus 2.75% per annum. As of June 30, 2003, the Company was in compliance with all covenants. At June 30, 2003, there was no debt outstanding under this agreement and the borrowing base amounted to $46.3 million.

7.	Senior Notes

     The following is the detail of Senior Notes:

	June 30, 2003	March 31, 2003
	(in thousands)	(in thousands)

6 7/8% Senior Notes	$94,819	$94,809
11% Senior Notes	234,312	223,433

Total Senior Notes	$329,131	$318,242

     Changes in exchange rates had a significant impact on the reported balance of the 11% Senior Notes as of June 30, 2003 since the notes are denominated in Euros. Using the exchange rates in effect at March 31, 2003, the 11% Senior Notes as of June 30, 2003 would have been the same as reported at March 31, 2003. There were no principal payments on the 11% Senior Notes during the three months ended June 30, 2003.

8.	Guarantees, including indirect guarantees of indebtedness of others

     The Company has issued a $1.4 million standby letter of credit maturing on April 25, 2005 to guarantee third party debt. In the event that certain obligors default on their payment obligations that are subject to the Company’s standby letters of credit, the Company would be required to repay such obligations. If the obligors default on their payment obligations, the Company has recourse provisions that would enable it to recover fixed assets with an estimated fair value of approximately $1.3 million.

9.	Consolidated Statement of Comprehensive Income/(Loss)

     Other comprehensive loss includes foreign currency translation adjustments that are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Following is the consolidated statement of comprehensive income/(loss) for the three months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended
	June 30,

	2003	2002

Net income/(loss)	$518	$(5,352)
Other comprehensive income:
Foreign currency translation	9,293	110

Comprehensive income/(loss)	$9,811	$(5,242)

10.	Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended
	June 30,

	2003	2002

Numerator:
Net income/(loss)	$518	$(5,352)

Denominator:
Weighted average common shares outstanding	24,724	24,542
Effect of dilutive securities-employee stock options	364	—

Weighted average common shares and dilutive securities outstanding	25,088	24,542

Net income/(loss) per share-basic	$0.02	$(0.22)

Net income/(loss) per share-diluted	$0.02	$(0.22)

     For the three months ended June 30, 2003, stock options to purchase approximately 1.0 million shares of common stock at prices ranging from $13.00 to $38.38 per share were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Options to purchase approximately 2.4 million shares of common stock with exercise prices ranging from $4.63 to $38.38 per share were not included in the calculation of diluted net loss per share for the three months ended June 30, 2002 because their weighted average effect would have been anti-dilutive for the period.

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

Overview

     We are a leading global designer, manufacturer and distributor of a broad range of plastic and glass eyeglass lenses and hold a strong manufacturing and technology position in the growing plastic lens segment of the global spectacle lens market. We have sales offices in 28 countries worldwide and operate in most major regions of the world. Our business is organized into three primary markets: North America, Europe and Rest of World (consisting primarily of Australia, Asia and South America). For the three months ended June 30, 2003, we generated approximately 44% of our net sales from North America, 40% from Europe and 16% from Rest of World. We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in each major region where we operate, including North America, Europe and Rest of World. We focus our efforts on products with advanced design characteristics, lens coatings and treatments and thin and light weight materials.

     We market our spectacle lens products globally under the brands SOLA and American Optical (AO) and distribute them globally through four primary channels: (1) direct to national and international retail chains, (2) direct to independently-owned retail outlets, (3) independent processing laboratories, and (4) managed care organizations in the United States.

Results of Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Net Sales

     Our net sales were $154.0 million in the three months ended June 30, 2003 compared to net sales of $135.2 million in the same period for the prior year, an increase of $18.8 million or 13.9%. Using constant exchange rates and on a comparable basis, total net sales increased 5.3%, with North America and Europe increasing 11.1% and 4.4%, respectively, and Rest of World declining 5.8%. The increase in the North America region was due primarily to our sales and marketing initiatives and increased prescription laboratory presence. The increase in Europe was due primarily to growth from our prescription laboratory network partially offset by weaker results from our businesses in Germany and in our European Sunlens lines. Rest of World declined largely to current economic and political conditions in Asia, Japan, and Australia offset partially by continued growth in South America. As reported net sales performance by region was as follows:

•	North America increased by $6.7 million or 11.1%;

•	Europe increased by $12.7 million or 25.9%; and

•	Rest of World decreased by $0.6 million or 2.1%.

Gross Profit and Gross Margin

     Our gross profit totaled $62.4 million for the three months ended June 30, 2003 compared to $55.4 million for the same period in the prior year, an increase of $7.0 million or 12.5%. Gross profit as a percentage of net sales, or gross margin, decreased to 40.5% for the three months ended June 30, 2003, 2002 from 41.0% in the same period in the prior year. The change in gross margin is considered normal and routinely occurs within the business.

Operating Expenses

     Our operating expenses in the three months ended June 30, 2003 totaled $42.5 million compared to operating expenses of $40.4 million for the same period in the prior year. However, operating expenses for the three months ended June 30, 2003 and 2002 as a percentage of net sales were 27.6% and 29.9%, respectively. Using constant exchange rates, operating expenses declined approximately $1.0 million or 2.2%, as a percent of sales, from the same period in the prior year. This indicates improved operating leverage and the benefits of our continued efforts to closely monitor spending levels throughout the organization. Research and development expenses were $2.5 million or 1.6% of net sales for the three months ended June 30, 2003 and were $3.2 million or 2.4% of net sales for the three months ended June 30, 2002. Selling and marketing expenses were $28.0 million or 18.2% of net sales for the three months ended June 30, 2003 and were $26.0 million or 19.2% of net sales for the three months ended June 30, 2002. Our general and administrative expenses were $12.1 million or 7.8% of net sales for the three months ended June 30, 2003 and were $11.1 million or 8.2% of net sales for the three months ended June 30, 2002.

Net Interest Expense and Foreign Currency Loss

     Our net interest expense totaled $8.8 million for the three months ended June 30, 2003 compared to $7.3 million for the three months ended June 30, 2002, an increase of $1.5 million. Interest expense increased due to the strengthening of the Euro against the U.S. Dollar. For the three months ended June 30, 2003, we recorded a pretax foreign exchange loss of $10.0 million compared to a pretax foreign exchange loss of $14.9 million for the same period in the prior year. Unrealized foreign exchange losses on external and intercompany notes of $9.8 million and $20.9 million were recorded in the three months ended June 30, 2003 and 2002 due primarily to the weakening of the U.S. Dollar to the Euro.

Provision for Income Taxes

     Our combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal year 2004 of 29.0% compared to 30.0% used for the three months ended June 30, 2002. We have net deferred tax assets on our balance sheet as of June 30, 2003 amounting to $49.2 million compared to $48.7 million at March 31, 2003. The utilization of these deferred tax assets will be dependent upon our ability to generate taxable income in the future.

Liquidity and Capital Resources

     Our operating activities generated $10.8 million in cash in the three months ended June 30, 2003 compared to $6.3 million for the three months ended June 30, 2002. The increase resulted primarily from improved operating performance in the three months ended June 30, 2003, in conjunction with favorable changes in working capital. Included in net income for the three month period ended June 30, 2003 was an unrealized $7.0 million foreign currency loss on net long-term Euro-denominated debt (net of tax). Included in net income for the three months ended June 30, 2002 was a $10.7 million foreign currency loss, of which $12.3 million was unrealized, on net long-term Euro-denominated debt, foreign exchange contracts and Euro-denominated cash reserves (net of tax). Cash flow from operations was not impacted by the unrealized currency loss since it was non-cash in nature and, as a result, has been added back to net income for cash flow reporting purposes.

     Our inventories as a percentage of annualized net sales for the quarters ended June 30, 2003 and 2002 were 16.6% and 17.5%, respectively. Inventories at June 30, 2003 increased by $11.1 million when compared to the previous year end at March 31, 2003. This increase was necessary to support continued improvement in service levels, new product initiatives and new business from a UK-based chain retailer, and reflects the impact of exchange rates, which accounted for approximately $7.4 million of the increase. Accounts receivable as a percentage of annualized net sales for the three months ended June 30, 2003 decreased to 20.8% compared to 22.2% for the same period a year ago. Accounts receivable at June 30, 2003 increased by $5.3 million when compared to March 31, 2003 due primarily to the impact of exchange rates and higher net sales. Excluding the impact of exchange rate fluctuations, accounts receivable increased by approximately $0.6 million from March 31, 2003.

     During the three months ended June 30, 2003, net cash used in investing activities amounted to $4.6 million. This amount included $0.9 million related to the acquisition of of a prescription laboratory located in the U.S. We also incurred $3.1 million of capital expenditures and $0.9 million related to investments in molds. During the three months ended June 30, 2002, net cash used in investing activities amounted to $6.7 million. Included in this amount was $3.6 million related to the acquisitions of certain assets of a fabricator of polycarbonate molds and inserts and a Scandinavian distributor. We also incurred $2.6 million of capital expenditures and $0.7 million related to investments in molds. We anticipate that total capital expenditures, including molds, will be approximately $20-$25 million for fiscal year 2004.

     During the three months ended June 30, 2003, our net cash used in financing activities amounted to $0.2 million primarily as a result of net repayments of long-term debt and notes payable of $1.7 million offset by $1.5 million of proceeds received from exercise of stock options. During the three months ended June 30, 2002, our net cash used in financing activities amounted to $0.8 million primarily as a result of net repayments of long-term debt of $0.9 million.

     In addition to our outstanding 6 7/8% Senior Notes and 11% Senior Notes, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of June 30, 2003, the total borrowing capacity available to our foreign subsidiaries under these local facilities was approximately $18.6 million, of which $1.1 million had been utilized.

     On October 29, 2002, we entered into a $90 million secured revolving credit facility expiring on October 31, 2005. The credit agreement contains various covenants including, among others, covenants restricting us and our subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and the ability to enter into certain transactions with affiliates. In addition, the credit agreement requires us to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures. Interest due under the credit agreement is payable at a rate based upon the London Interbank Offered Rate (LIBOR) plus 2.75% per annum. As of June 30, 2003, the we were in compliance with all covenants. At June 30, 2003, there was no debt outstanding under this agreement and the borrowing base amounted to $46.3 million.

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

     In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We believe that the adoption of this standard will have no material impact on our financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial position, results of operations, or cash flows.

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

     Because a portion of our debt and associated interest is non-U.S. Dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps or forward contracts. As of June 30, 2003, we have several foreign exchange contracts outstanding to hedge portions of our accounts payable and accounts receivable exposure. We do not hold derivative financial instruments for speculative or trading purposes.

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

Information Relating to Forward-Looking Statements

     This quarterly report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements”, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, the impact of inflation and future income tax rates and capital expenditures. These forward-looking statements reflect our current views with respect to future events and financial performance. The words “may”, “will”, “could”, “would”, “believe”, “expect”, “anticipate” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of known and unknown risks, uncertainties and other factors, including those described in the “Risk Factors” and “Business-Environmental Matters” sections of our Form 10-K for the fiscal year ended March 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative Disclosures

     We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business.

     Interest Rate Risk. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. During the first three months of fiscal 2004, fixed rate debt consisted primarily of outstanding balances on Senior Notes.

     The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of June 30, 2003:

	Expected Maturity Date (as of June 30, 2003)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

				(Dollars in thousands)
Long-term debt:
Fixed rate debt	$2,351	$1,876	$1,821	$1,296	$329,496	$494	$337,334	$364,949
Weighted average interest rate	5.77%	5.32%	5.35%	5.22%	9.78%	4.09%	9.69%
Long-term debt:
Variable rate debt	$243	$178	$143	$86	$—	$—	$650	$650
Weighted average interest rate	1.90%	1.56%	1.61%	1.59%			1.70%

     Currency Rate Risk. We are exposed to currency exchange rate fluctuations on our 11% Senior Notes, due 2008. Our subsidiaries primarily operate in foreign markets and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies. Accordingly, there are no quantitative disclosures related to borrowings by our subsidiaries.

     The following table presents the future principal cash flows and weighted average interest rates expected on the 11% Senior Notes, due 2008, as well as the contract amount and weighted average settlement price of the outstanding forward exchange contracts. Fair values have been determined based on quoted market prices as of June 30, 2003:

	Expected Maturity Date (as of June 30, 2003)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal			Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value

				(Dollars in thousands)
Long-term debt:
Fixed rate debt	—	—	—	—	—	$234,312	$234,312	$257,744
Weighted average interest rate	—	—	—	—	—	11%	11%
Forward exchange contracts:
Contract amounts due July 2003	$52,050	—	—	—	—	—	$52,050	$52,686
Contract amounts due August 2003	$5,204	—	—	—	—	—	$5,204	$5,260
Contract amounts due September 2003	$4,482	—	—	—	—	—	$4,482	$4,275
Contract amounts due October 2003	$4,345	—	—	—	—	—	$4,345	$4,196
Contract amounts due November 2003	$4,898	—	—	—	—	—	$4,898	$4,790
Contract amounts due December 2003	$3,607	—	—	—	—	—	$3,607	$3,400
Contract amounts due January 2004	$4,135	—	—	—	—	—	$4,135	$3,945
Contract amounts due February 2004	$3,721	—	—	—	—	—	$3,721	$3,631
Contract amounts due March 2004	$3,537	—	—	—	—	—	$3,537	$3,404
Weighted average settlement price	.951	—	—	—	—	—	.951

     Qualitative Disclosures

Interest Rate Risk. Our primary interest rate risk exposures relate to:

•	Our ability to pay or refinance long-term borrowings at maturity at market rates;

•	The impact of interest rate movements on our ability to meet interest expense requirements and financial covenants; and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations or business acquisitions.

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

• Our investments in foreign subsidiaries being primarily directly from the U.S. parent, resulting in U.S. Dollar investments in foreign currency functional companies; and

• The location of our operating subsidiaries in a number of countries that have experienced exchange rate changes against the U.S. Dollar, such as Brazil, Mexico, Venezuela, certain Asian countries, and countries located within the European Union.

     We manage our currency rate risks through a variety of measures. In certain limited instances, subsidiaries, after obtaining approval from our head office, will enter into forward exchange contracts in connection with inter-company purchases and sales of products. These contracts do not extend longer than one year and are immaterial to the overall operations of the group. We do not hold derivative financial instruments for speculative or trading purposes. Although currency fluctuations are currently not a material risk to our operating results, we will continue to monitor our exposure to currency fluctuations and when appropriate, use financial hedging techniques to minimize the effect of these fluctuations in the future. We cannot assure you that exchange rate fluctuations will not harm our business. Subsidiaries operating in high inflation environments protect margins by methods that include increasing prices monthly at a rate appropriate to cover anticipated inflation, compounding interest charges on sales invoices daily and holding cash balances in U.S. dollar denominated accounts where possible. We disclose constant exchange rate net sales performances in the aggregate, as well as by region, in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For more information, see — “Currency Exchange Rates” above.

Item 4. Controls and Procedures

     As of June 30, 2003, management, including our Chief Executive Officer (who also is our Interim Chief Financial Officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the reports the company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     In connection with management’s evaluation, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                      OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes in Securities and Use of Proceeds

     Not applicable

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.	Description	Reference

3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference (File No. 1-13606)

3.2	Amended and Restated By-Laws of the Company	Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference (File No. 1-13606)

4.1	Rights Agreement dated as of August 27, 1998 between SOLA International Inc. and Bank Boston N.A.	Filed as Exhibit 1 to the Company’s Form 8-A dated August 27, 1998 and incorporated herein by reference (File No. 1-13606)

4.2	Indenture by and between the Company and State Street Bank and Trust Company of California, N.A., as Trustee, with respect to the 67/8% Notes due 2008	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference (File No. 1-13606)

Exhibit No.	Description	Reference

4.3	Officers’ Certificate Related to Terms of Senior Notes	Filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference (File No. 1-13606)

4.4	Indenture dated as of April 17, 2001 by and between the Company and The Bank of New York, as Trustee, with respect to the 11% Notes due 2008	Filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference

4.5	Registration Rights Agreement dated as of April 17, 2001 by and among the Company and UBS AG acting through its business group UBS Warburg, as Initial Purchaser, with respect to the 11% Notes due 2008	Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference

31.1	Rule 13a-14(a) Certification

32.1	Section 1350 Certification

     (b)  Reports on Form 8-K

     On May 14, 2003, we filed a Form 8-K containing as exhibit 99.1 our press release dated May 14, 2003. This press release contained our earnings information for the fourth quarter of fiscal 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLA International Inc. (Registrant)

Dated: August 6, 2003	By:	/s/ Jeremy C. Bishop

Jeremy C. Bishop President, Chief Executive Officer and Interim Chief Financial Officer, Secretary and Treasurer

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification

32.1	Section 1350 Certification