Form 10-Q
period 2003-09-30
SOLA INTERNATIONAL INC
filed 2003-10-29
CIK 912088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or
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

As of October 24, 2003, 24,947,082 shares of the registrant’s common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

SOLA INTERNATIONAL INC.

Form 10-Q for the Quarterly Period
Ended September 30, 2003

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

SOLA INTERNATIONAL INC.

Consolidated Balance Sheets
(in thousands, except per share data)

	September
	30, 2003	March 31,
	(unaudited)	2003

ASSETS
Current assets:
Cash and cash equivalents	$59,771	$58,679
Trade accounts receivable, less allowance for doubtful accounts of $7,973 and $8,972 at September 30, 2003 and March 31, 2003, respectively	124,723	123,088
Inventories	101,776	91,442
Deferred taxes, current	27,081	25,065
Prepaid and other current assets	21,188	13,095

Total current assets	334,539	311,369
Property, plant and equipment, net	176,982	171,653
Goodwill	210,517	208,794
Deferred taxes, long-term	37,725	40,155
Other long-term assets	23,702	27,108

Total assets	$783,465	$759,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$—	$522
Current portion of long-term debt	2,965	3,510
Accounts payable	56,900	64,157
Accrued liabilities	43,619	40,615
Accrued payroll and related compensation	28,595	29,368
Deferred taxes, current	639	1,584

Total current liabilities	132,718	139,756
Long-term debt, less current portion	5,789	5,962
Senior notes	330,136	318,242
Deferred taxes, long-term	14,962	14,913
Other long-term liabilities	16,208	18,249

Total liabilities	499,813	497,122

Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 25,315 and 24,996 shares issued and 24,947 and 24,628 shares outstanding as of September 30, 2003 and March 31, 2003, respectively	253	250
Additional paid-in capital	289,793	286,677
Retained earnings	32,673	25,472
Cumulative other comprehensive loss	(36,680)	(48,055)
Common stock in treasury, at cost – 368 shares at September 30, 2003 and March 31, 2003	(2,387)	(2,387)

Total stockholders’ equity	283,652	261,957

Total liabilities and stockholders’ equity	$783,465	$759,079

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$158,663	$138,486	$312,642	$273,663
Cost of sales	95,989	82,321	187,607	162,082

Gross profit	62,674	56,165	125,035	111,581

Research and development expenses	2,419	3,232	4,902	6,477
Selling and marketing expenses	28,347	25,979	56,332	52,000
General and administrative expenses	11,269	11,961	23,346	23,083

Operating expenses	42,035	41,172	84,580	81,560

Operating income	20,639	14,993	40,455	30,021
Interest income	345	377	735	863
Interest expense	(9,165)	(8,183)	(18,389)	(16,008)
Foreign currency gain/(loss)	(2,184)	2,237	(12,165)	(12,652)

Income before provision for income taxes and minority interest	9,635	9,424	10,636	2,224
Provision for income taxes	(2,795)	(2,827)	(3,085)	(667)
Minority interest	(157)	(67)	(350)	(379)

Net income	$6,683	$6,530	$7,201	$1,178

Net income per share - basic	$0.27	$0.27	$0.29	$0.05

Weighted average common shares outstanding	24,905	24,557	24,814	24,550
Net income per share - diluted	$0.26	$0.26	$0.29	$0.05

Weighted average common and dilutive securities outstanding	25,294	24,781	25,192	24,835

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$7,201	$1,178
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in earnings	350	379
Depreciation	11,588	10,337
Amortization- debt issuance costs	1,650	1,516
Amortization- other intangibles	162	19
Provision for doubtful accounts	343	876
Tax benefit from exercise of stock options	483	34
Deferred taxes	(212)	349
Foreign currency loss	13,889	16,079
(Gain)/loss on disposal/sale of property, plant and equipment	(1)	63
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	3,362	886
Inventories	(6,182)	(11,904)
Prepaid and other assets	(9,028)	(4,758)
Accounts payable	(14,141)	(8,248)
Accrued and other current liabilities	(80)	(2,764)
Other long-term liabilities	(2,969)	24

Net cash provided by operating activities	6,415	4,066

Cash flows from investing activities:
Purchases of businesses	(888)	(17,238)
Disposal of joint ventures	1,635	(35)
Capital expenditures	(6,753)	(9,177)
Mold expenditures	(2,131)	(1,221)
Other investing activities	271	251

Net cash used in investing activities	(7,866)	(27,420)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,767	330
Net payments under notes payable to banks	(522)	(22)
Borrowings on long-term debt	1,218	528
Payments on long-term debt	(2,471)	(1,283)

Net cash provided by/(used in) financing activities	992	(447)

Effect of exchange rate changes on cash and cash equivalents	1,551	1,529

Net increase/(decrease) in cash and cash equivalents	1,092	(22,272)
Cash and cash equivalents at beginning of period	58,679	68,419

Cash and cash equivalents at end of period	$59,771	$46,147

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior year items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net income/loss.

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

2.	Impact of Recently Issued Accounting Standards

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard had no material impact on the Company’s financial statements.

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard had no material impact on the Company’s financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this standard had no material impact on its financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard had no material impact on the Company’s financial position, results of operations, or cash flows.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net income and net income per common share were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except
	per share data)
Net income, as reported	$6,683	$6,530	$7,201	$1,178
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(452)	(567)	(808)	(1,169)

Pro forma net income	$6,231	$5,963	$6,393	$9

Net income per share:
Basic, as reported	$0.27	$0.27	$0.29	$0.05
Basic, pro forma	$0.25	$0.24	$0.26	$0.00
Diluted, as reported	$0.26	$0.26	$0.29	$0.05
Diluted, pro forma	$0.25	$0.24	$0.25	$0.00

     The pro forma effect of SFAS No. 123 on net income may not be representative of the effects on pro forma net income in future periods.

4.	Inventories

     The following is the detail of inventories (in thousands):

	September 30, 2003	March 31, 2003

Raw Materials	$12,385	$13,611
Work In Progress	3,007	3,124
Finished Goods	86,384	74,707

	$101,776	$91,442

5.	Accrued Liabilities

     The following is the detail of accrued liabilities (in thousands):

	September 30, 2003	March 31, 2003

Liabilities associated with strategic initiatives	$286	$870
Marketing and promotional accrual	12,868	12,632
Other accrued liabilities	30,465	27,113

	$43,619	$40,615

     Commencing in the third quarter of fiscal 1999, the Company implemented strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. No special charges were recorded during the six months ended September 30, 2003 and 2002. The following table reconciles the remaining liabilities associated with the strategic initiatives from March 31, 2003 to September 30, 2003 (in thousands):

	Workforce	Facility
	Reductions	Closures	Total

Strategic initiative liability as of March 31, 2003	$651	$219	$870
Fiscal 2004 six months cash utilized	(517)	(67)	(584)

Strategic initiative liability as of September 30, 2003	$134	$152	$286

     The Company anticipates that substantially all of the accrued liabilities will be paid in fiscal 2004.

6.	Bank Credit Agreement

     On October 29, 2002, the Company entered into a $90 million secured revolving credit facility expiring on October 31, 2005. The credit agreement contains various covenants including, among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and the ability to enter into certain transactions with affiliates. In addition, the credit agreement requires the Company to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures. Interest due under the credit agreement is payable at a rate based upon the London Interbank Offered Rate (LIBOR) plus 2.75% per annum. As of September 30, 2003, the Company was in compliance with all covenants. At September 30, 2003, there was no debt outstanding under this agreement and the borrowing base amounted to $44.7 million.

7.	Senior Notes

     The following is the detail of Senior Notes (in thousands):

	September 30, 2003	March 31, 2003

6 7/8% Senior Notes	$94,829	$94,809
11% Senior Notes	235,307	223,433

Total Senior Notes	$330,136	$318,242

     Changes in exchange rates had a significant impact on the reported balance of the 11% Senior Notes as of September 30, 2003 since the notes are denominated in Euros. Using the exchange rates in effect at March 31, 2003, the 11% Senior Notes as of September 30, 2003 would have been the same as reported at March 31, 2003. There were no principal payments on the 11% Senior Notes during the six months ended September 30, 2003.

8.	Guarantees, including indirect guarantees of indebtedness of others

     The Company has issued a $1.2 million standby letter of credit maturing on April 25, 2005 to guarantee third party debt. In the event that certain obligors default on their payment obligations that are subject to the Company’s standby letters of credit, the Company would be required to repay such obligations. If the obligors default on their payment obligations, the Company has recourse provisions that would enable it to recover fixed assets with an estimated net fair value of approximately $1.2 million.

9.	Consolidated Statement of Comprehensive Income/(Loss)

     Other comprehensive loss includes foreign currency translation adjustments that are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Following is the consolidated statement of comprehensive income/(loss) for the three and six months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$6,683	$6,530	$7,201	$1,178
Other comprehensive loss:
Foreign currency translation	2,082	(9,447)	11,375	(9,337)

Comprehensive income/(loss)	$8,765	$(2,917)	$18,576	$(8,159)

10.	Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net income	$6,683	$6,530	$7,201	$1,178

Denominator:
Weighted average common shares outstanding	24,905	24,557	24,814	24,550
Effect of dilutive securities-employee stock options	389	224	378	285

Weighted average common shares and dilutive securities outstanding	25,294	24,781	25,192	24,835

Basic earnings per share	$0.27	$0.27	$0.29	$0.05

Diluted earnings per share	$0.26	$0.26	$0.29	$0.05

     For the three and six months ended September 30, 2003, options to purchase approximately 0.5 and 0.7 million shares of common stock with exercise prices at a range of $17.34 to $38.38 per share and $16.50 to $38.38, respectively, were not included in the calculation of diluted net loss per share because the options’ exercise price was greater than the average market price of the common shares. For the three and six months ended September 30, 2002, options to purchase approximately 1.5 million shares of common stock with exercise prices at a range of $9.26 to $38.38 were not included in the calculation of diluted net loss per share because the options’ exercise price was greater than the average market price of the common shares.

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

Overview

     We are a leading global designer, manufacturer and distributor of a broad range of plastic and glass eyeglass lenses and hold a strong manufacturing and technology position in the growing plastic lens segment of the global spectacle lens market. We have sales offices in 28 countries worldwide and operate in most major regions of the world. Our business is organized into three primary markets: North America, Europe and Rest of World (consisting primarily of Australia, Asia and South America). For the six months ended September 30, 2003, we generated approximately 43% of our net sales from North America, 39% from Europe and 18% from Rest of World. We believe that we hold a top three market position in terms of volume of plastic eyeglass lenses sold in each major region where we operate, including North America, Europe and Rest of World. We focus our efforts on products with advanced design characteristics, lens coatings and treatments and thin and light weight materials.

     We market our spectacle lens products globally under the brands SOLA and American Optical (AO) and distribute them globally through four primary channels: (1) direct to national and international retail chains, (2) direct to independently-owned retail outlets, (3) independent processing laboratories, and (4) managed care organizations in the United States.

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Net Sales

     Our net sales were $158.7 million in the three months ended September 30, 2003 compared to net sales of $138.5 million in the same period for the prior year, an increase of $20.2 million or 14.6%. Using constant exchange rates and on a comparable basis, total net sales increased 7.7%, with North America, Europe and Rest of World increasing 10.2%, 6.1% and 5.6%, respectively. The increase in all regions was driven primarily by increased sales of value-added products, particularly polycarbonate and photochromic products. Net sales performance by region was as follows:

•	North America increased by $6.4 million or 10.3%;

•	Europe increased by $9.8 million or 19.3%; and

•	Rest of World increased by $4.0 million or 15.6%.

The following table presents the reconciliation of constant currency results to “as reported” results (in millions except percentage data):

	Net sales, as		Adjusted net	Net sales, as
	reported for the		sales for the	reported for the
	three months		three months	three months
	ended	Constant	ended	ended
	September 30,	Currency	September 30,	September 30,	Percent
Region	2002	Adjustment	2002	2003	increase

North America	$62.2	$—	$62.2	$68.6	10.2%
Europe	50.6	6.3	56.9	60.4	6.1%
Rest of World	25.7	2.4	28.1	29.7	5.6%

Total	$138.5	$8.7	$147.2	$158.7	7.7%

Company management believes that constant currency sales growth provides a better representation of true operating results because changes in currency rates are beyond management’s control and can cause reported results to fluctuate significantly.

Gross Profit and Gross Margin

     Our gross profit totaled $62.7 million for the three months ended September 30, 2003 compared to $56.2 million for the same period in the prior year, an increase of $6.5 million or 11.6%. Gross profit as a percentage of net sales, or gross margin, decreased to 39.5% for the three months ended September 30, 2003 from 40.6% in the same period in the prior year. The change in gross margin is considered normal and routinely occurs within the business.

Operating Expenses

     Our operating expenses in the three months ended September 30, 2003 totaled $42.0 million compared to operating expenses of $41.2 million for the same period in the prior year. Operating expenses for the three months ended September 30, 2003 and 2002 as a percentage of net sales were 26.5% and 29.7%, respectively. Research and development expenses were $2.4 million or 1.5% of net sales for the three months ended September 30, 2003 and were $3.2 million or 2.3% of net sales for the three months ended September 30, 2002. The decrease of $0.8 million is due in part to the effects of the transfer of research and development activities from Petaluma, California to Lonsdale, Australia in the third quarter of fiscal 2003. Selling and marketing expenses were $28.3 million or 17.9% of net sales for the three months ended September 30, 2003 and were $26.0 million or 18.8% of net sales for the three months ended September 30, 2002. The increase of $2.3 million is primarily due to increased sales and marketing initiatives associated with the launch of several new products in fiscal 2004. Our general and administrative expenses were $11.3 million or 7.1% of net sales for the three months ended September 30, 2003 and were $12.0 million or 8.6% of net sales for the three months ended September 30, 2002. The decline of $0.7 million in general and administrative expenses is due in part to a continued emphasis on management of expenses and cost containment.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense totaled $8.8 million for the three months ended September 30, 2003 compared to $7.8 million for the three months ended September 30, 2002, an increase of $1.0 million. Interest expense increased due to the strengthening of the Euro against the U.S. Dollar. For the three months ended September 30, 2003, we recorded a net foreign exchange loss of $2.2 million compared to a foreign exchange gain of $2.2 million for the same period in the prior year. Foreign exchange losses on external and intercompany notes of $1.1 million were recorded in the three months ended September 30, 2003 due primarily to the weakening of the U.S. Dollar to the Euro. Conversely, foreign exchange gains on external and intercompany notes of $1.5 million were recorded in the three months ended September 30, 2002 due primarily to the strengthening of the U.S. Dollar to the Euro.

Provision for Income Taxes

     Our combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal year 2004 of 29.0% compared to 30.0% used for the three months ended September 30, 2002. We have net deferred tax assets on our balance sheet as of September 30, 2003 amounting to $49.2 million. The utilization of these deferred tax assets is dependent upon our ability to generate taxable income in the future.

Results of Operations

  Six months ended September 30, 2003 compared to six months ended September 30, 2002

Net Sales

     Our net sales were $312.6 million in the six months ended September 30, 2003 compared to net sales of $273.7 million in the same period for the prior year, an increase of $38.9 million or 14.2%. Using constant exchange rates and on a comparable basis, net sales increased 6.5% with North America, Europe, and Rest of World increasing 10.7%, 4.9% and 0.6%, respectively. The increase in all regions was driven primarily by increased sales of value-added products, particularly polycarbonate and photochromic products. Net sales performance by region was as follows:

•	North America increased by $13.1 million or 10.7%;

•	Europe increased by $22.1 million or 22.2%; and

•	Rest of World increased by $3.8 million or 7.4%.

The following table presents the reconciliation of constant currency results to “as reported” results (in millions except percentage data):

	Net sales, as
	reported for the			Net sales, as
	six months		Adjusted net sales for	reported for the
	ended	Constant	the six months ended	six months ended
	September 30,	Currency	September 30,	September 30,	Percent
Region	2002	Adjustment	2002	2003	increase

North America	$122.5	$—	$122.5	$135.6	10.7%
Europe	99.5	16.4	115.9	121.6	4.9%
Rest of World	51.6	3.5	55.1	55.4	0.6%

Total	$273.7	$19.8	$293.5	$312.6	6.5%

Gross Profit and Gross Margin

     Our gross profit totaled $125.0 million for the six months ended September 30, 2003 compared to $111.6 million for the same period in the prior year, an increase of $13.4 million or 12.1%. Gross profit as a percentage of net sales, or gross margin, decreased to 40.0% for the six months ended September 30, 2003 from 40.8% in the same period in the prior year The change in gross margin is considered normal and routinely occurs within the business.

Operating Expenses

     Our operating expenses in the six months ended September 30, 2003 totaled $84.6 million compared to operating expenses of $81.6 million for the same period in the prior year. Operating expenses for the six months ended September 30, 2003 and 2002 as a percentage of net sales were 27.1% and 29.8%, respectively. Research and development expenses were $4.9 million or 1.6% of net sales for the six months ended September 30, 2003 and were $6.5 million or 2.4% of net sales for the six months ended September 30, 2002. The decrease of $1.6 million is due in part to the effects of the transfer of research and development activities from Petaluma, California to Lonsdale, Australia in the third quarter of fiscal 2003. Selling and marketing expenses were $56.3 million or 18.0% of net sales for the six months ended September 30, 2003 and were $52.0 million or 19.0% of net sales for the six months ended September 30, 2003. The increase of $4.3 million is primarily due to increased sales and marketing initiatives associated with the launch of several new products in fiscal 2004. Our general and administrative expenses were $23.4 million or 7.5% of net sales for the six months ended September 30, 2003 and were $23.1 million or 8.4% of net sales for the six months ended September 30, 2002.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense totaled $17.7 million for the six months ended September 30, 2003 compared to $15.1 million for the six months ended September 30, 2002, an increase of $2.6 million. The increase was primarily due to the impact of the Euro-U.S. Dollar exchange rates between periods. For the six months ended September 30, 2003, we recorded a net foreign exchange loss of $12.2 million compared to a net foreign exchange loss of $12.7 million for the same period in the prior year. Unrealized exchange losses on external and intercompany notes of $11.0 million were recorded in the first six months of fiscal 2004 due primarily to the weakening of the U.S. Dollar to the Euro. Conversely, exchange losses on external and intercompany notes of $19.2 million were recorded in the first six months of fiscal 2003 due primarily to the weakening of the U.S. Dollar to the Euro.

Provision for Income Taxes

     Our combined state, federal and foreign tax rate represents an effective tax rate projected for the full fiscal year 2004 of 29.0% compared to 30.0% used for the six months ended September 30, 2002. We have net deferred tax assets on our balance sheet as of September 30, 2003 amounting to $49.2 million. The utilization of these deferred tax assets is dependent upon our ability to generate taxable income in the future.

Liquidity and Capital Resources

     Our operating activities generated $6.4 million in cash in the six months ended September 30, 2003 compared to $4.1 million for the six months ended September 30, 2002. The increase resulted primarily from an improved operating performance in the six months ended September 30, 2003. Included in net income for the six month period ended September 30, 2003 was an unrealized $7.8 million foreign currency loss on net long-term Euro-denominated debt (net of tax). Included in net income for the six months ended September 30, 2002 was a $10.3 million foreign currency loss, of which $12.2 million was unrealized, on net long-term Euro-denominated debt, foreign exchange contracts and Euro-denominated cash reserves (net of tax). Cash flow from operations was not impacted by the unrealized currency loss since it was non-cash in nature and, as a result, has been added back to net income for cash flow reporting purposes.

     Our inventories as a percentage of annualized net sales for the six months ended September 30, 2003 and 2002 were 16.0% and 17.4%, respectively. Inventories at September 30, 2003 increased by $10.3 million when compared to the previous year end at March 31, 2003. This increase was due to our decision to selectively increase global inventory balances to improve customer service levels. Accounts receivable as a percentage of annualized net sales for the six months ended September 30, 2003 decreased to 19.7% compared to 21.0% for the same period a year ago. Accounts receivable at September 30, 2003 increased by $1.6 million when compared to the previous year end at March 31, 2003 due primarily to the impact of exchange rates.

     During the six months ended September 30, 2003, net cash expended on investing activities amounted to $7.9 million. This amount included $0.9 million related to the acquisition of a prescription laboratory located in the U.S. The Company also incurred $6.8 million of capital expenditures and $2.1 million related to investments in molds. During the six months ended September 30, 2002, net cash expended on investing activities amounted to $27.4 million. This amount included the acquisition of certain assets of two optical laboratories located in the U.S. and the acquisition of the net assets of a fabricator of polycarbonate molds and inserts and a Scandinavian distributor. The Company also incurred $9.2 million of capital expenditures and $1.2 million related to investments in molds. We anticipate capital expenditures, including molds, of approximately $20-$25 million in fiscal year 2004.

     During the six months ended September 30, 2003, our net cash provided by financing activities amounted to $1.0 million primarily as a result of $2.8 million of proceeds received from exercise of stock options offset by $1.8 million of net repayments on long-term debt. During the six months ended September 30, 2002, our net cash used by financing activities amounted to $0.4 million primarily as a result of net repayments on long-term debt.

     In addition to our outstanding 6 7/8% Senior Notes and 11% Senior Notes, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of September 30, 2003, the total borrowing capacity available to our foreign subsidiaries under these local facilities was approximately $18.6 million, of which $1.1 million had been utilized.

     On October 29, 2002, we entered into a $90 million secured revolving credit facility expiring on October 31, 2005. The credit agreement contains various covenants including, among others, covenants restricting us and our subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and the ability to enter into certain transactions with affiliates. In addition, the credit agreement requires us to maintain certain interest coverage, net worth and leverage ratios and places certain restrictions on capital expenditures. Interest due under the credit agreement is payable at a rate based upon the London Interbank Offered Rate (LIBOR) plus 2.75% per annum. As of September 30, 2003, we were in compliance with all covenants. At September 30, 2003, there was no debt outstanding under this agreement and the borrowing base amounted to $44.7 million.

     We will continue to prudently manage operating expenses and further our efforts to lower unit costs and improve customer service levels. As a consequence, it is now anticipated that a charge for certain restructuring activities may be recorded commencing in the quarter ending December 31, 2003. It is further anticipated that this charge will not exceed $20 million.

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

Impact of Recently Issued Accounting Standards

     In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard had no material impact on our financial statements.

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 applied for the first interim or annual period beginning after December 15, 2003. The adoption of this standard had no material impact on our financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this standard had no material impact on our financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard had no material impact on our financial position, results of operations, or cash flows.

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

     Certain countries have been determined to be hyperinflationary in fiscal 2002 as defined under the provisions of EITF Issue No. D-55, “Determining a Highly Inflationary Economy” under FASB Statement No. 52 and EITF Issue No. D-56, “Accounting for a Change in Functional Currency and Deferred Taxes When an Economy Becomes Highly Inflationary.” Accordingly, the results of our entities located in those countries are being accounted for in accordance with the provisions of these pronouncements.

     Because a portion of our debt and associated interest is non-U.S. Dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps or forward contracts. As of September 30, 2003, we have several foreign exchange contracts outstanding to hedge portions of our accounts payable and accounts receivable exposure. We do not hold derivative financial instruments for speculative or trading purposes.

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

     Interest Rate Risk. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. During the first six months of fiscal 2004, fixed rate debt consisted primarily of outstanding balances on Senior Notes.

     The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of September 30, 2003:

	Expected Maturity Date (as of September 30, 2003)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

	(Dollars in thousands)
Long-term debt:
Fixed rate debt	$2,722	$1,755	$1,782	$1,222	$330,397	$362	$338,240	$369,471
Weighted average interest rate	5.77%	5.32%	5.35%	5.22%	9.78%	4.09%	9.69%
Long-term debt:
Variable rate debt	$243	$178	$143	$86	$—	$—	$650	$650
Weighted average interest rate	1.90%	1.56%	1.61%	1.59%			1.70%

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

     The following table presents the future principal cash flows and weighted average interest rates expected on the 11% Senior Notes, due 2008, as well as the contract amount and weighted average settlement price of the outstanding forward exchange contracts. Fair values have been determined based on quoted market prices as of September 30, 2003:

	Expected Maturity Date (as of September 30, 2003)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal			Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value

	(Dollars in thousands)
Long-term debt:
Fixed rate debt	—	—	—	—	—	$235,307	$235,307	$262,368
Weighted average interest rate	—	—	—	—	—	11%	11%
Forward exchange contracts:
Contract amounts due October 2003	$50,562	—	—	—	—	—	$50,562	$50,205
Contract amounts due November 2003	$5,187	—	—	—	—	—	$5,187	$5,181
Contract amounts due December 2003	$3,896	—	—	—	—	—	$3,896	$3,834
Contract amounts due January 2004	$4,424	—	—	—	—	—	$4,424	$4,385
Contract amounts due February 2004	$4,011	—	—	—	—	—	$4,011	$4,031
Contract amounts due March 2004	$3,829	—	—	—	—	—	$3,829	$3,817
Weighted average settlement price	1.095	—	—	—	—	—	1.095

     Qualitative Disclosures

Interest Rate Risk. Our primary interest rate risk exposures relate to:

•	Our ability to pay or refinance long-term borrowings at maturity at market rates;

•	The impact of interest rate movements on our ability to meet interest expense requirements and financial covenants; and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations or business acquisitions.

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

Item 4. Controls and Procedures

     As of September 30, 2003, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the reports the company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes in Securities and Use of Proceeds

     Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The following matter was submitted to a vote of the security holders at our Annual Meeting of Stockholders on July 24, 2003:

Election of Directors. Votes as follows:

	Total Vote for Each	Total Vote Withheld
	Director	from Each Director

Jeremy C. Bishop	21,889,337	478,840
Maurice J. Cunniffe	14,555,018	7,813,159
Douglas D. Danforth	21,830,346	537,831
Neil E. Leach	21,890,537	477,640
Robert A. Muh	21,880,537	487,640
Jackson L. Schultz	21,832,146	536,031

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

     (b) Reports on Form 8-K

     On August 6, 2003, we filed a Form 8-K containing as exhibit 99.1 our press release dated August 6, 2003. This press release contained our earnings information for the first quarter of fiscal 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLA International Inc.
(Registrant)

Dated: October 29, 2003	By:	/s/ Ronald F. Dutt

Ronald F. Dutt
Executive Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification

32.1	Section 1350 Certification