Form 10-Q
period 2003-12-31
SOLA INTERNATIONAL INC
filed 2004-02-12
CIK 912088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003
or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X   No

As of February 6, 2004, 31,963,622 shares of the registrant’s common stock, par value $0.01 per share, which is the only class of common stock of the registrant, was outstanding.

SOLA INTERNATIONAL INC.

Form 10-Q for the Quarterly Period
Ended December 31, 2003

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

SOLA INTERNATIONAL INC.

Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2003
ASSETS	(unaudited)	March 31, 2003

Current assets:
Cash and cash equivalents	$102,036	$58,679
Trade accounts receivable, less allowance for doubtful accounts of $7,853 and $8,972 at December 31, 2003 and March 31, 2003, respectively	132,510	123,088
Inventories	98,762	91,442
Deferred taxes, current	27,408	25,065
Prepaid and other current assets	24,654	13,095

Total current assets	385,370	311,369
Property, plant and equipment, net	182,237	171,653
Goodwill	210,827	208,794
Deferred taxes, long-term	49,477	40,155
Other long-term assets	15,832	27,108

Total assets	$843,743	$759,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$—	$522
Current portion of long-term debt	9,591	3,510
Accounts payable	57,442	64,157
Accrued liabilities	50,217	40,615
Accrued payroll and related compensation	31,570	29,368
Deferred taxes, current	925	1,584

Total current liabilities	149,745	139,756
Long-term debt, less current portion	174,150	5,962
Senior notes	106,830	318,242
Deferred taxes, long-term	14,894	14,913
Other long-term liabilities	17,108	18,249

Total liabilities	462,727	497,122

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 32,224 and 24,996 shares issued and 31,856 and 24,628 shares outstanding as of December 31, 2003 and March 31, 2003, respectively	322	250
Additional paid-in capital	403,070	286,677
Retained earnings	7,343	25,472
Cumulative other comprehensive loss	(27,332)	(48,055)
Common stock in treasury, at cost – 368 shares at December 31, 2003 and March 31, 2003	(2,387)	(2,387)

Total stockholders’ equity	381,016	261,957

Total liabilities and stockholders’ equity	$843,743	$759,079

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net sales	$159,286	$135,241	$471,928	$408,904
Cost of sales	94,513	79,200	282,120	241,282

Gross profit	64,773	56,041	189,808	167,622

Research and development expenses	2,583	3,440	7,485	9,917
Selling and marketing expenses	31,446	26,502	87,778	78,502
General and administrative expenses	15,343	12,081	38,689	35,164

Operating expenses	49,372	42,023	133,952	123,583

Operating income	15,401	14,018	55,856	44,039
Interest income	278	311	1,013	1,174
Interest expense	(8,364)	(8,499)	(26,753)	(24,507)
Loss on early extinguishment of debt	(40,980)	—	(40,980)	—
Foreign currency loss	(3,379)	(13,198)	(15,544)	(25,850)

Loss before benefit for income taxes and minority interest	(37,044)	(7,368)	(26,408)	(5,144)
Income tax benefit	11,752	2,210	8,667	1,543
Minority interest	(38)	(80)	(388)	(459)

Net loss	$(25,330)	$(5,238)	$(18,129)	$(4,060)

Net loss per share — basic	$(0.91)	$(0.21)	$(0.70)	$(0.17)

Weighted average common shares outstanding	27,799	24,584	25,790	24,561
Net loss per share — diluted	$(0.91)	$(0.21)	$(0.70)	$(0.17)

Weighted average common and dilutive securities outstanding	27,799	24,584	25,790	24,561

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(18,129)	$(4,060)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest in earnings	388	459
Depreciation	17,922	15,447
Amortization of debt issuance costs	2,454	2,289
Write-off of debt issuance costs	7,720	—
Cash portion of loss on debt extinguishment	33,260	—
Non-cash portion of restructuring charges	1,010	—
Amortization- other intangibles	218	28
Allowance for doubtful accounts and notes	3,220	1,321
Tax benefit from exercise of stock options	461	55
Deferred taxes	(11,975)	(3,195)
Foreign currency loss	16,372	27,742
(Gain)/loss on disposal/sale of property, plant and equipment	(7)	173
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	524	3,812
Inventories	337	(9,653)
Prepaid and other assets	(16,431)	(4,386)
Accounts payable	(17,389)	(21,714)
Accrued and other current liabilities	5,640	5,045
Other long-term liabilities	(2,508)	534

Net cash provided by operating activities	23,087	13,897

Cash flows from investing activities:
Purchases of businesses	(888)	(17,643)
Disposal of/(investment in) joint ventures	3,082	(123)
Capital expenditures	(10,551)	(15,430)
Mold expenditures	(3,654)	(1,441)
Foreign exchange gain on hedge of senior notes	10,910	—
Other investing activities	724	379

Net cash used in investing activities	(377)	(34,258)

Cash flows from financing activities:
Proceeds from the exercise of stock options	2,862	369
Proceeds from the issuance of common stock	120,750	—
Issuance costs pursuant to common stock offering	(7,408)	—
Net proceeds/(payments) under notes payable to banks	(522)	1,318
Borrowings on long-term debt	1,519	1,088
Payments on long-term debt	(3,287)	(1,642)
Repayment of senior notes	(238,679)	—
Tender premiums on repayment of senior notes	(33,154)	—
Proceeds from term loan	175,000	10,000

Net cash provided by financing activities	17,081	11,133

Effect of exchange rate changes on cash and cash equivalents	3,566	2,673

Net increase/(decrease) in cash and cash equivalents	43,357	(6,555)
Cash and cash equivalents at beginning of period	58,679	68,419

Cash and cash equivalents at end of period	$102,036	$61,864

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

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year. Certain prior year items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on previously reported net income/loss.

2. Impact of Recently Issued Accounting Standards

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46R”). FIN 46R modifies FIN 46 to include (1) a deferral of the effective date of the provisions related to certain variable interests, (2) additional scope exceptions for certain other variable interests, (3) clarifications on the impact of troubled debt restructurings, and (4) additional guidance on what constitutes a variable interest. The adoption of FIN 46R is required in the financial statements of public entities that have interests in special purpose entities (“SPE’s”) for periods ending after December 15, 2003. Adoption by public entities that have interests in all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company will adopt the provisions of FIN 46R in the quarter ended March 31, 2004.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits” (“SFAS 132 (revised 2003)”). SFAS 132 (revised 2003) requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of this standard had no material impact on our financial statements.

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

     As required under SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” and SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” the pro forma effects of stock-based compensation on net loss and net loss per common share have been estimated at the date of grant using the Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is assumed to be amortized to expense over the options’ vesting periods. The pro forma effects of recognizing compensation expense under the fair value method on net loss and net loss per common share were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2003	2002	2003	2002

		(in thousands, except
		per share data)
Net loss, as reported	$(25,330)	$(5,238)	$(18,129)	$(4,060)
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect	(362)	(615)	(1,166)	(1,784)

Pro forma net loss	$(25,692)	$(5,853)	$(19,295)	$(5,844)

Net loss per share:
Basic, as reported	$(0.91)	$(0.21)	$(0.70)	$(0.17)
Basic, pro forma	$(0.92)	$(0.24)	$(0.75)	$(0.24)
Diluted, as reported	$(0.91)	$(0.21)	$(0.70)	$(0.17)
Diluted, pro forma	$(0.92)	$(0.24)	$(0.75)	$(0.24)

     The pro forma effect of SFAS No. 123 on net income may not be representative of the effects on pro forma net income/(loss) in future periods.

4. Inventories

     The following is the detail of inventories (in thousands):

	December 31, 2003	March 31, 2003

Raw Materials	$12,463	$13,611
Work In Progress	3,132	3,124
Finished Goods	83,167	74,707

	$98,762	$91,442

5. Accrued Liabilities

     The following is the detail of accrued liabilities (in thousands):

	December 31, 2003	March 31, 2003

Liabilities associated with strategic initiatives	$256	$870
Marketing and promotional accrual	17,037	12,632
Other accrued liabilities	32,924	27,113

	$50,217	$40,615

     Commencing in the third quarter of fiscal 1999, the Company implemented strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. As of December 31, 2003, the liabilities associated with these initiatives totaled $0.2 million. During the quarter ended December 31, 2003, the Company implemented a plan to further efforts initiated under the fiscal 1999 strategic initiatives. Charges incurred under these new initiatives totaled $2.2 million during the quarter ended December 31, 2003, and related to work force reductions and facility closures.

The following table reconciles the remaining liabilities associated with the strategic initiatives from March 31, 2003 to December 31, 2003 (in thousands):

	Workforce Reductions	Facility Closures	Total

Strategic initiative liability as of March 31, 2003	$651	$219	$870
Cash utilized during the six months ended September 30, 2003	(517)	(67)	(584)

Strategic initiative liability as of September 30, 2003	134	152	286
Third Quarter 2004 charge to operations	556	1,595	2,151
Utilized:
Non-cash	—	(1,029)	(1,029)
Cash	(576)	(576)	(1,152)

Strategic initiative liability as of December 31, 2003	$114	$142	$256

     The Company anticipates that additional charges of approximately $15 million, primarily consisting of cash outlays for certain restructuring activities, may be incurred during future periods in accordance with these new strategic initiatives.

6. Credit Agreement

     On December 11, 2003, the Company completed a new senior secured credit facility consisting of a $175 million six-year term loan, bearing interest at LIBOR plus 2.50%. In addition, the Company completed a $50 million five-year revolving credit facility priced at LIBOR plus 3.00%. As of December 31, 2003, there was no balance outstanding under the credit facility. The credit agreement contains various covenants including, among others, covenants restricting the Company and its subsidiaries with respect to the incurrence of indebtedness, the creation of liens, the making of certain investments and loans, the payment of dividends, and the ability to enter into certain transactions with affiliates. In addition, the credit agreement requires the Company to maintain certain interest and fixed charge coverage, net worth, leverage ratios, a minimum liquidity level and places certain restrictions on capital expenditures. As of December 31, 2003, the Company was in compliance with all covenants.

     The Company’s existing $90 million revolving credit facility was terminated in connection with these transactions.

7. Senior Notes

     On December 11, 2003, the Company completed a tender offer and consent solicitation for its outstanding 11% Senior Notes due 2008. Proceeds from the issuance of the $175 million six-year term loan, as well as a portion of the net proceeds of $113.3 million from the Company’s public offering of 6.9 million shares of common stock were used to fund the tender offer for the Notes. Pursuant to the offer, EUR185.0 million of the EUR205.0 million principal amounts of Notes were tendered. The total consideration paid in connection with the tender was $262.9 million, including $225.9 million for principal, $31.1 million for tender premiums and $5.9 million for accrued interest.

     On December 19, 2003, the Company purchased an additional EUR10.4 million of the outstanding Notes in the open market. The total consideration paid in connection with the purchase was $15.2 million, including $12.8 million for principal, $2.0 million for tender premiums and $0.4 million for accrued interest.

     As a result of the tender and open market purchases, the Company recorded a $41.0 million loss on the early debt extinguishment resulting from the difference between the carrying value of the Notes, including unamortized debt issuance costs of $7.7 million, and the total purchase price.

     The following is the detail of the Senior Notes (in thousands):

	December 31, 2003	March 31, 2003

6 7/8% Senior Notes	$94,838	$94,809
11% Senior Notes	11,992	223,433

Total Senior Notes	$106,830	$318,242

     8. Guarantees, including indirect guarantees of indebtedness of others

     The Company has issued a $1.1 million standby letter of credit maturing on April 25, 2005 to guarantee third party debt. In the event that certain obligors default on their payment obligations that are subject to the Company’s standby letters of credit, the Company would be required to repay such obligations. If the obligors default on their payment obligations, the Company has recourse provisions that would enable it to recover fixed assets with an estimated net fair value of approximately $1.1 million.

9. Common Stock

     On November 24, 2003, the Company issued 6.9 million shares of common stock at $17.50 per share for gross proceeds of $120.7 million. Net proceeds, which include transaction costs of $7.4 million, were $113.3 million.

10. Consolidated Statement of Comprehensive Income/(Loss)

     Other comprehensive income/(loss) includes foreign currency translation adjustments that are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. Following is the consolidated statement of comprehensive income/(loss) for the three and nine months ended December 31, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss	$(25,330)	$(5,238)	$(18,129)	$(4,060)
Other comprehensive loss:
Foreign currency translation	9,348	7,536	20,723	(1,801)

Comprehensive income/(loss)	$(15,982)	$2,298	$2,594	$(5,861)

11. Net Loss Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Numerator:
Net loss	$(25,330)	$(5,238)	$(18,129)	$(4,060)
Denominator:
Weighted average common shares outstanding	27,799	24,584	25,790	24,561
Effect of dilutive securities-employee stock options	—	—	—	—

Weighted average common shares and dilutive securities outstanding	27,799	24,584	25,790	24,561

Basic earnings per share	$(0.91)	$(0.21)	$(0.70)	$(0.17)

Diluted earnings per share	$(0.91)	$(0.21)	$(0.70)	$(0.17)

     Stock options to purchase approximately 1.9 million and 2.3 million shares of common stock with exercise prices at a range of $4.63 to $38.38, respectively, were outstanding as of December 31, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share for the three and nine months ended December 31, 2003 and 2002 because to do so would be anti-dilutive for the periods.

12. Subsequent Event

     On February 6, 2004, the Company acquired 100% of the outstanding stock of Great Lakes Coating Laboratory, located in Troy, Michigan, for approximately $17.2 million, which included cash of $15.3 million and debt assumed of $1.9 million. Contingent payments total an additional $3.8 million.

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

Overview

     We believe we are a leading designer, manufacturer and distributor of a broad range of plastic and glass eyeglass lenses for the global spectacle lens market. We hold a strong manufacturing and technology position worldwide in the growing plastic lens segment of this market, and we believe we hold the number two market position globally in terms of volume of plastic lenses sold. We have extensive global presence with sales operations in 25 countries. We offer a diverse range of lens designs and materials. In particular, we are focused on the following four key value-added product segments:

•	progressive lenses, or lenses with a continuous gradient of differentiated corrective power;

•	photochromic lenses, or lenses that have a built-in adjustable tint that changes with the amount of available light;

•	coated lenses, which include lenses with anti-reflective coatings and anti-scratch coatings; and

•	high-index specialty plastic lenses, including lenses made from thin and light-weight materials such as polycarbonate.

     We operate in three primary markets: North America, Europe and Rest of World (consisting primarily of Australia, Asia and South America), and our primary brands, SOLA and American Optical, are recognized in most major regions of the world. For the nine months ended December 31, 2003, we generated approximately 42% of our net sales from North America, 40% from Europe and 18% from Rest of World. Our top customers include several of the leading North American retail chains, including Wal-Mart, LensCrafters and U.S. Vision, and some of the leading managed care organizations, including Kaiser Permanente and Vision Service Plan.

SOLA markets and distributes its spectacle lens products globally through three primary channels:

•	national chain retail;

•	small and medium retail outlets; and

•	wholesale distributors (i.e., independent processing laboratories).

     In the United States, we also sell directly to managed care organizations, a rapidly growing segment of the spectacle lens market. In addition, we place particular emphasis on our vertically integrated prescription laboratory network. This network has served customers in Europe and select markets in other geographies for many years and is now being extended into North America to service independent retailers in this important geographic market.

     Commencing in the third quarter of fiscal 1999, we implemented strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. As of December 31, 2003, the liabilities associated with these initiatives totaled $0.2 million. During the quarter ended December 31, 2003, we implemented a plan to further efforts initiated under the fiscal 1999 strategic initiatives. Charges incurred under these new initiatives totaled $2.2 million during the quarter ended December 31, 2003 and related to workforce reductions and facility closures.

     In addition, we incurred a $2.4 million charge related to an asset impairment during the quarter ended December 31, 2003.

Results of Operations

Three months ended December 31, 2003 compared to three months ended December 31, 2002

Net Sales

     Our net sales were $159.3 million in the three months ended December 31, 2003 compared to net sales of $135.2 million in the same period for the prior year, an increase of $24.1 million or 17.8%. Using constant exchange rates and on a comparable basis, total net sales increased 7.4%, with North America, Europe and Rest of World increasing 9.3%, 9.1% and 0.4%, respectively. Net sales performance by region was as follows:

•	North America increased by $4.8 million or 8.2%;

•	Europe increased by $14.5 million or 28.3%; and

•	Rest of World increased by $4.8 million or 18.7%.

The following table presents the reconciliation of constant currency results to as reported results (in millions except percentage data):

	Net sales, as		Adjusted net	Net sales, as
	reported for		sales for the	reported for
	the three		three months	the three
	months ended	Constant	ended	months ended
	December 31,	Currency	December 31,	December 31,	Percent
Region	2002	Adjustment	2002	2003	increase

North America	$58.7	$(0.6)	$58.1	$63.5	9.3%
Europe	51.2	9.0	60.2	65.7	9.1%
Rest of World	25.3	4.6	29.9	30.1	0.4%

Total	$135.2	$13.0	$148.2	$159.3	7.4%

Management believes that constant currency sales growth provides a better representation of true operating results because changes in currency rates are beyond management’s control and can cause reported results to fluctuate significantly.

Gross Profit

     Our gross profit totaled $64.8 million for the three months ended December 31, 2003, compared to $56.0 million for the same period in the prior year, an increase of $8.8 million or 15.7%. Gross profit as a percentage of net sales decreased to 40.7% for the three months ended December 31, 2003 from 41.4% in the same period in the prior year. We consider a change in gross profit of this magnitude normal and routine, as a result of changes in our product, region and customer mix.

Operating Expenses

     Our operating expenses in the three months ended December 31, 2003 totaled $49.4 million compared to operating expenses of $42.0 million for the same period in the prior year. This increase is related primarily to continued weakness in the U.S. Dollar against the EURO, Australian Dollar, British Pound Sterling and Japanese Yen. In addition, operating expenses included $2.2 million related to charges associated with strategic initiatives and related to work force reductions (22 people) and facility closures. In addition, we incurred a $2.4 million charge related to an asset impairment during the quarter ended December 31, 2003. Excluding the impact of translating foreign financial statements using a weak U.S. Dollar of $3.3 million and charges associated with strategic initiatives and an asset impairment, operating expense decreased $0.5 million versus the year ago quarter. Operating expenses for the three months ended December 31, 2003 and 2002 as a percentage of net sales, excluding charges associated with strategic initiatives and an asset impairment, were 29.4% and 31.1%, respectively. We continue to place a high level of attention on the management of operating expenses and anticipate that cost containment will continue for the balance of fiscal 2004.

     Research and development expenses were $2.6 million or 1.6% of net sales for the three months ended December 31, 2003 and $3.4 million or 2.5% of net sales for the three months ended December 31, 2002. The decrease of $0.8 million is due in part to the effects of the reduction in work force associated with the transfer of research and development activities from Petaluma, California to Lonsdale, Australia at the end of the third quarter of fiscal 2003. Selling and marketing expenses were $31.4 million or 19.7% of net sales for the three months ended December 31, 2003 and were $26.5 million or 19.6% of net sales for the three months ended December 31, 2002. The increase of $4.9 million is due primarily to increased sales and marketing initiatives associated with the launch of several new products in fiscal 2004 and the impact of foreign currency translation. Also included in the three months ended December 31, 2003 are restructuring charges of $0.5 million related to work force reductions. Our general and administrative expenses were $15.3 million or 9.6% of net sales for the three months ended December 31, 2003 and were $12.1 million or 8.9% of net sales for the three months ended December 31, 2002. The increase of $3.3 million is primarily due to the inclusion of $1.7 million of charges associated with strategic initiatives and a $2.4 million charge related to an asset impairment.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense totaled $8.1 million for the three months ended December 31, 2003 compared to $8.2 million for the three months ended December 31, 2002, a decrease of $0.1 million. Interest expense decreased due to the repurchase of our Euro-denominated 11% Senior Notes in December of 2003. This decrease was partially offset by the impact of exchange rates due to the strengthening of the Euro against the U.S. Dollar during the period the notes were outstanding. For the three months ended December 31, 2003, we recorded a foreign exchange loss of $3.4 million, which is net of a $10.9 million foreign exchange hedge gain, compared to a foreign exchange loss of $13.2 million for the same period in the prior year. Foreign exchange losses on external and intercompany notes of $2.2 million were recorded in the three months ended December 31, 2003 primarily as a result of the weakening of the U.S. Dollar against the Euro and Australian Dollar. Conversely, we recorded foreign exchange losses on external and intercompany notes of $15.7 million in the three months ended December 31, 2002 primarily related to the strengthening of the U.S. Dollar against the Euro.

Provision for Income Taxes

     Our combined state, federal and foreign tax rate represents an effective income tax benefit rate for the three months ended December 31, 2003 of 31.7% compared to 30.0% for the three months ended December 31, 2002. The tax benefit for the three months ended December 31, 2003 included the impact of $33.3 million relating to the tender premium paid on the repurchase of a portion of our 11% Euro-denominated notes and $7.7 million relating to the write-off of prior period debt issuance costs and tender fees. We have net deferred tax assets on our balance sheet as of December 31, 2003 amounting to $61.1 million. The utilization of these deferred tax assets is dependent upon our ability to generate taxable income in the future.

Results of Operations

  Nine months ended December 31, 2003 compared to nine months ended December 31, 2002

Net Sales

     Our net sales were $471.9 million in the nine months ended December 31, 2003 compared to net sales of $408.9 million in the same period for the prior year, an increase of $63.0 million or 15.4%. Using constant exchange rates and on a comparable basis, net sales increased 6.8% with North America, Europe, and Rest of World increasing 10.2%, 6.4% and 0.6%, respectively. Net sales performance by region was as follows:

•	North America increased by $17.9 million or 9.9%;

•	Europe increased by $36.6 million or 24.3%; and

•	Rest of World increased by $8.5 million or 11.1%.

The following table presents the reconciliation of constant currency results to as reported results (in millions except percentage data):

	Net sales, as
	reported for			Net sales, as
	the nine		Adjusted net sales	reported for the
	months ended	Constant	for the nine months	nine months
	December 31,	Currency	ended December 31,	ended December	Percent
Region	2002	Adjustment	2002	31, 2003	increase

North America	$181.2	$(0.6)	$180.6	$199.1	10.2%
Europe	150.8	25.3	176.1	187.3	6.4%
Rest of World	76.9	8.1	85.0	85.5	0.6%

Total	$408.9	$32.8	$441.7	$471.9	6.8%

Gross Profit

     Our gross profit totaled $189.8 million for the nine months ended December 31, 2003 compared to $167.6 million for the same period in the prior year, an increase of $22.2 million or 13.2%. Gross profit as a percentage of net sales, or gross margin, decreased to 40.2% for the nine months ended December 31, 2003 from 41.0% in the same period in the prior year. We consider a change in gross profit of this magnitude normal and routine, as a result of changes in our product, region and customer mix.

Operating Expenses

     Our operating expenses in the nine months ended December 31, 2003 totaled $134.0 million compared to operating expenses of $123.6 million for the same period in the prior year. This increase is primarily related to continued weakness in the U.S. Dollar against the EURO, Australian Dollar, British Pound Sterling and Japanese Yen. In addition, operating expenses included $2.2 million related to charges associated with strategic initiatives and related work force reductions (22 people) and facility closures. In addition, we incurred a $2.4 million charge related to an asset impairment during the quarter ended December 31, 2003. Excluding the impact of translating foreign financial statements using a weak U.S. Dollar of $15.5 million and charges associated with strategic initiatives and an asset impairment, operating expense for the nine months ended December 31, 2003 decreased versus the same period a year ago. Operating expenses for the nine months ended December 31, 2003 and 2002 as a percentage of net sales, excluding charges associated with strategic initiatives and an asset impairment, were 27.9% and 30.2%, respectively. We continue to place a high level of attention on the management of operating expenses and anticipate that cost containment will continue for the balance of fiscal 2004.

     Research and development expenses were $7.5 million or 1.6% of net sales for the nine months ended December 31, 2003 and $9.9 million or 2.4% of net sales for the nine months ended December 31, 2002. The decrease of $2.4 million is primarily due to the effects of the reduction in work force associated with the transfer of research and development activities from Petaluma, California to Lonsdale, Australia at the end of the third quarter of fiscal 2003. Selling and marketing expenses were $87.8 million or 18.6% of net sales for the nine months ended December 31, 2003 and were $78.5 million or 19.2% of net sales for the nine months ended December 31, 2002. The increase of $9.3 million is primarily due to increased sales and marketing initiatives associated with the launch of several new products in fiscal 2004 and the impact of foreign currency translation. Also included in the nine months ended December 31, 2003 are restructuring charges $0.5 million related to work force reductions. Our general and administrative expenses were $38.7 million or 8.2% of net sales for the nine months ended December 31, 2003 and were $35.2 million or 8.6% of net sales for the nine months ended December 31, 2002. The increase of $3.5 million is primarily due to the inclusion of $1.7 million of charges associated with strategic initiatives and a $2.4 million charge related to an asset impairment.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense totaled $25.7 million for the nine months ended December 31, 2003 compared to $23.3 million for the nine months ended December 31, 2002, an increase of $2.4 million. Interest expense increased due to the strengthening of the Euro against the U.S. Dollar. This increase was partially offset due to the repurchase of our Euro-denominated 11% Senior Notes. For the nine months ended December 31, 2003, we recorded a foreign exchange loss of $15.5 million, which is net of a $10.9 million foreign exchange hedge gain, compared to a foreign exchange loss of $25.9 million for the same period in the prior year. We recorded foreign exchange losses on external and intercompany notes of $13.1 million in the first nine months of fiscal 2004 as a result of the weakening of the U.S. Dollar against the Euro. Conversely, we recorded exchange losses on external and intercompany notes of $32.8 in the first nine months of fiscal 2003 primarily related to the weakening of the U.S. Dollar against the Euro.

Provision for Income Taxes

     Our combined state, federal and foreign tax rate represents an effective income tax benefit rate for the nine months ended December 31, 2003 of 32.8% compared to 30.0% for the nine months ended December 31, 2002. The tax benefit for the nine months ended December 31, 2003 included the impact of $33.3 million relating to the tender premium paid on the repurchase of a portion of our 11% Euro-denominated notes and $7.7 million relating to the write-off of prior period debt issuance costs and tender fees. We have net deferred tax assets on our balance sheet as of December 31, 2003 amounting to $61.1 million. The utilization of these deferred tax assets is dependent upon our ability to generate taxable income in the future.

Liquidity and Capital Resources

     Our operating activities generated $23.1 million in cash in the nine months ended December 31, 2003 compared to $13.9 million for the nine months ended December 31, 2002. The increase resulted primarily from an improved operating performance in the nine months ended December 31, 2003. Included in net income for the nine month period ended December 31, 2003 was foreign currency loss of $9.3 million, net of tax, on long-term Euro-denominated debt. Included in net income for the nine months ended December 31, 2002 was an unrealized $21.3 million, net of tax, foreign currency loss on net long-term Euro-denominated debt, foreign exchange contracts and Euro-denominated cash reserves (net of tax). Cash flow from operations was not impacted by the unrealized currency loss since it was non-cash in nature and, as a result, it has been added back to net income for cash flow reporting purposes. Also included in net income for the nine months ended December 31, 2003 was $33.3 million related to the cash portion of the loss on debt extinguishment.

     We will continue to manage operating expenses prudently and further our efforts to lower unit costs and improve customer service levels. As a consequence, we have incurred $2.2 million of restructuring charges associated with workforce reduction and facility closures for the quarter ended December 31, 2003, of which $1.1 million consisted of cash outlays. We anticipate that additional charges of approximately $15 million, primarily consisting of cash outlays for certain restructuring activities, may be incurred during future periods in accordance with these strategic initiatives.

     Our inventories as a percentage of annualized net sales for the nine months ended December 31, 2003 and 2002 were 15.5% and 18.1%, respectively. Inventories at December 31, 2003 increased by $7.3 million when compared to the previous year-end at March 31, 2003. This increase was due to the impact of exchange rates and our decision to selectively increase global inventory balances to improve customer service levels. Accounts receivable as a percentage of annualized net sales for the nine months ended December 31, 2003 decreased to 20.8% compared to 21.7% for the same period a year ago. Accounts receivable at December 31, 2003 increased by $9.4 million when compared to the previous year-end at March 31, 2003 due primarily to the impact of exchange rates. Excluding the impact of currency of $9.7 million, receivables decreased $0.2 million, despite a comparable year-to-date sales increase of 6.8%.

     During the nine months ended December 31, 2003, net cash expended on investing activities amounted to $0.4 million. We incurred $10.6 million of capital expenditures and $3.7 million related to investments in molds. In addition, we realized a gain of $10.9 million on the hedge of senior notes. During the nine months ended December 31, 2002, net cash expended on investing activities amounted to $34.3 million. This amount included $17.6 million related to the acquisition of certain assets of two optical laboratories located in the U.S., the acquisition of the net assets of a fabricator of polycarbonate molds and inserts and a Scandinavian distributor. We also incurred $15.4 million of capital expenditures and $1.4 million related to investments in molds. We anticipate capital expenditures, including molds, of approximately $19-$22 million in fiscal year 2004.

     During the nine months ended December 31, 2003, our net cash provided by financing activities amounted to $17.1 million. Cash flows related to our financing activities were significantly affected by our recapitalization, which was completed during the three months ended December 31, 2003. The primary purposes of the recapitalization were to reduce our interest expense and financial leverage and to increase the flexibility of our capital structure. The recapitalization involved the following:

•	the sale of 6.9 million shares of our common stock at $17.50 per share in a public offering effected under our recently filed $400 million universal shelf registration statement;

•	the replacement of our existing $90 million credit facility with a new credit facility, consisting of a six-year $175 million term loan and a five-year $50 million revolving credit facility;

•	a tender offer and consent solicitation with respect to our EUR 205.0 million principal amount of 11% Senior Notes due 2008; and

•	the reduction of interest expense, as we anticipate interest expense pursuant to the new credit facility to range between $4.0 million and $5.0 million, roughly 50% of our pre-capitalization interest costs.

     On December 11, 2003, we completed a tender offer and consent solicitation for our outstanding 11% Senior Notes due 2008. Proceeds from the issuance of the $175 million six-year term loan, as well as a portion of the net proceeds of $113.3 million from our public offering of 6.9 million shares of common stock were used to fund the tender offer for the Notes. Pursuant to the offer, EUR185.0 million of the EUR205.0 million principal amounts of Notes were tendered. The total consideration paid in connection with the tender was $262.9 million, including $225.9 million for principal, $31.1 million for tender premiums and $5.9 million for accrued interest.

     On December 13, 2003, we purchased an additional EUR10.4 million of the outstanding Notes in the open market. The total consideration paid in connection with the purchase was $15.2 million, including $12.8 million for principal, $2.0 million for tender premiums and $0.4 million for accrued interest.

     As a result of the tender and open market purchases, we recorded a $41.0 million loss on the early debt extinguishment resulting from the difference between the carrying value of the Notes, including unamortized debt issuance costs, and the total purchase price.

     Our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of December 31, 2003, the total borrowing capacity available to our foreign subsidiaries under these local facilities was approximately $18.6 million, of which $1.1 million had been utilized.

     On February 6, 2004, we acquired all of the outstanding stock of Great Lakes Coating Laboratory, located in Troy, Michigan for approximately $17.2 million, which included cash of $15.3 million and debt assumed of $1.9 million. Contingent payments total an additional $3.8 million.

Impact of Recently Issued Accounting Standards

     In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46R”). FIN 46R modified FIN 46 to include (1) a deferral of the effective date of the provisions related to certain variable interests, (2) additional scope exceptions for certain other variable interests, (3) clarifications on the impact of troubled debt restructurings, and (4) additional guidance on what constitutes a variable interest. the adoption of FIN 46R is required in the financial statements of public entities that have interests in special purpose entities (“SPE’s”) for periods ending after December 15, 2003. Adoption by public entities that have interests in all other types of entities is required in financial statements for periods ending after March 15, 2004. The Company will adopt the provisions of FIN 46R in the quarter ended March 31, 2004.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosure about Pensions and Other Postretirement Benefits” (“SFAS 132 (revised 2003)”). SFAS 132 (revised 2003) requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS 132 (revised 2003) is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of this standard had no material impact on our financial statements.

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

     Certain countries were determined to be hyperinflationary in fiscal 2002 as defined under the provisions of EITF Issue No. D-55, “Determining a Highly Inflationary Economy” under FASB Statement No. 52 and EITF Issue No. D-56, “Accounting for a Change in Functional Currency and Deferred Taxes When an Economy Becomes Highly Inflationary.” Accordingly, the results of our entities located in those countries are being accounted for in accordance with the provisions of these pronouncements.

     Because a portion of our debt and associated interest is non-U.S. Dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps or forward contracts. As of December 31, 2003, we have several foreign exchange contracts outstanding to hedge portions of our accounts payable and accounts receivable exposure. We do not hold derivative financial instruments for speculative or trading purposes.

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

Information Relating to Forward-Looking Statements

     This quarterly report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements”, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, the impact of inflation and future income tax rates and capital expenditures. These forward-looking statements reflect our current views with respect to future events and financial performance. The words “may”, “will”, “could”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “plan”, “expectation”, “intention” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of known and unknown risks, uncertainties and other factors, including those described in the “Risk Factors” and “Business-Environmental Matters” sections of our Form 10-K for the fiscal year ended March 31,

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative Disclosures

     We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business.

     Interest Rate Risk. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. During the first nine months of fiscal 2004, fixed rate debt consisted primarily of outstanding balances on Senior Notes.

     The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of December 31, 2003:

	Expected Maturity Date (as of December 31, 2003)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

				(Dollars in thousands)
Long-term debt:
Fixed rate debt	$2,736	$1,750	$1,777	$1,217	$107,085	$356	$114,921	$122,418
Weighted average interest rate	5.77%	5.32%	5.35%	5.22%	7.25%	4.09%	7.15%
Long-term debt:
Variable rate debt	$243	$8,928	$13,268	$13,211	$17,500	$122,500	$175,650	$175,650
Weighted average interest rate	1.90%	3.63%	3.65%	3.66%	3.67%	3.67%	3.66%

     Currency Risk. We are exposed to currency exchange rate fluctuations on the EUR9.6 million of our 11% Senior Notes, due 2008 that remains outstanding after the completion of our tender offer and open market purchases for of our EUR205.5 million 11% Senior Notes. Our subsidiaries primarily operate in foreign markets and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies. Accordingly, there are no quantitative disclosures related to borrowings by our subsidiaries.

The following table presents the future principal cash flows and weighted average interest rates expected on the 11% Senior Notes, due 2008, as well as the contract amount and weighted average settlement price of the outstanding forward exchange contracts. Fair values have been determined based on quoted market prices as of December 31, 2003:

	Expected Maturity Date (as of December 31, 2003)

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Thereafter	Total	Fair Value

	(Dollars in thousands)
Long-term debt:
Fixed rate debt	—	—	—	—	—	$11,992	$11,992	$12,327
Weighted average interest rate	—	—	—	—	—	11%	11%
Forward exchange contracts:
Contract amounts due January 2004	$60,885	—	—	—	—	—	$60,885	$60,057
Contract amounts due February 2004	$4,011	—	—	—	—	—	$4,011	$3,962
Contract amounts due March 2004	$3,829	—	—	—	—	—	$3,829	$3,740
Weighted average settlement price							$1.081

     Qualitative Disclosures

Interest Rate Risk. Our primary interest rate risk exposures relate to:

•	Our ability to pay or refinance long-term borrowings at maturity at market rates;

•	The impact of interest rate movements on our ability to meet interest expense requirements and financial covenants; and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations or business acquisitions.

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

     Currency Risk. Our primary currency rate risk exposures relate to:

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

Item 4. Controls and Procedures

     As of December 31, 2003, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the reports the company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that no changes are required at this time.

     In connection with the evaluation by management, including our Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description	Reference

3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference (File No. 1-13606)

3.2	Amended and Restated By-Laws of the Company	Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 1998 and incorporated herein by reference (File No. 1-13606)

4.1	Rights Agreement dated as of August 27, 1998 between SOLA International Inc. and Bank Boston N.A	Filed as Exhibit 1 to the Company’s Form 8-A dated August 27, 1998 and incorporated herein by reference (File No. 1-13606)

4.2	Indenture by and between the Company and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of March 19, 1998	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference (File No. 1-13606)

4.3	Officers’ Certificate Related to Terms of 6 7/8% Senior Notes due 2008	Filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference (File No. 1-13606)

4.4	Indenture dated as of April 17, 2001 by and between the Company and The Bank of New York, as Trustee, with respect to the 11% Notes due 2008	Filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference

4.5	Registration Rights Agreement dated as of April 17, 2001 by and among the Company and UBS AG acting through its business group UBS Warburg, as Initial Purchaser, with respect to the 11% Notes due 2008	Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference

10.1	Employment Agreement, dated as of September 4, 2003, by and between SOLA International Inc., a Delaware corporation, and Ronald F. Dutt

10.2	Credit Agreement, dated as of December 11, 2003, among SOLA International Inc., Lenders, UBS Securities LLC and J.P. Morgan Securities INC., Chase Bank, U.S. Bank National Association, Union Bank of California, N.A.

31.1	Rule 13a-14(a) Certification

32.1	Section 1350 Certification

(b) Reports on Form 8-K

On October 29, 2003, we furnished under Item 12 of Form 8-K our press release dated October 28, 2003. This press release contained our earnings information for the second quarter of fiscal 2004.

On November 10, 2003, we filed under Item 5 of Form 8-K our press release dated November 4, 2003 announcing our proposed recapitalization, including the public offering of 6,000,000 shares of our common stock, and our press release dated November 7, 2003 announcing our tender offer for all EUR205 million of our outstanding 11% Senior Notes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLA International Inc. (Registrant)

Dated: February 12, 2004	By:	/s/ Ronald F. Dutt

Ronald F. Dutt Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Ronald F. Dutt Employment Agreement
10.2	Credit Agreement
31.1	Rule 13a-14(a) Certification
32.1	Section 1350 Certification