Form 10-K/A
period 2003-03-31
SOLA INTERNATIONAL INC
filed 2004-06-24
CIK 912088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

     This Amendment No. 1 to the Annual Report of SOLA International Inc. (“SOLA” or the “Company”) on Form 10-K/A for the fiscal year ended March 31, 2003 includes restated consolidated financial statements as of March 31, 2003. The restatement, as summarized in Note 2 to the consolidated financial statements, is to correct a computational error in the fiscal 2003 tax provision. As a result of the restatement, long-term deferred tax assets increased by $2.4 million and the fiscal 2003 tax provision decreased by $2.4 million, resulting in increased net income of $2.4 million and increased EPS of $0.10 (Basic and Diluted).

     This report is being filed to amend and restate only the following items contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 originally filed with the Securities and Exchange Commission on June 13, 2003:

•	Item 6 (Selected Financial Data);

•	Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations);

•	Item 8 (Financial Statements and Supplementary Data);

•	Item 14 (Controls and Procedures); and

•	Item 16 (Exhibits, Financial Statement Schedules, and Reports on Form 8-K).

     This Amendment No. 1 does not reflect events occurring after the June 13, 2003 original filing date of the Company’s Annual Report on Form 10-K. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in SOLA’s reports filed with the Securities and Exchange Commission, as amended, for periods subsequent to the date of the original filing of the Annual Report on Form 10-K.

SOLA INTERNATIONAL INC.

ANNUAL REPORT ON FORM 10-K/A

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

     For more information concerning our geographic areas, see Note 21 of Notes to Consolidated Financial Statements and “Risk Factors—Risk Factors Relating to SOLA and the Industry—We are subject to certain risks associated with our foreign operations”, “—We concentrate a large part of our manufacturing operations in Tijuana, Mexico” and “—We conduct all of our foreign operations through subsidiaries and the payment of dividends by these entities may be restricted.”

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

Introduce New Products

     We invest significant resources in the development of new and innovative products. Since 1998, we have successfully developed and marketed a number of proprietary lens designs, including AO Compact, SOLAMax and AO b’Active progressive lenses. In April 2002, we announced a global licensing agreement with DuPont Fluoroproducts where we market a newly developed high performance coating for ophthalmic lenses using the Dupont TM Teflon ® brand.

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

     For further information concerning our leased properties, see Note 18 of Notes to Consolidated Financial Statements. Our operating leases have expirations ranging from 2004 to 2014. While we do not anticipate any difficulties in renewing or replacing such leases as they expire, we cannot be certain that we can do so. We believe that our manufacturing capacity is sufficient for our current needs.

Item 3. Legal Proceedings

     In addition to the proceedings described under “Business—Environmental Matters”, we are involved in routine litigation incidental to our business. We believe that this routine litigation will not have a material adverse effect on our results of operations, financial condition, or cash flows. See Note 20 of Notes to Consolidated Financial Statements.

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

	Fiscal Year Ended March 31,
	2003
	Restated(6)	2002	2001(1)	2000(2)	1999(3)
	(in thousands, except per share data)
Statements of Operations Data
Net sales	$562,746	$529,505	$545,432	$543,445	$534,103

Income/(loss) before extraordinary item	$3,966	$19,118	$(67,999)	$741	$12,521
Extraordinary item, net of taxes	—	—	1,471 (4)	—	—

Net income/(loss)	$3,966	$19,118	$(66,528)	$741	$12,521

Earnings/(Loss) Per Share Data, Basic
Income/(loss) before extraordinary item	$0.16	$0.79	$(2.83)	$0.03	$0.51
Extraordinary item	—	—	0.06	—	—

Net income/(loss)	$0.16	$0.79	$(2.77)	$0.03	$0.51

Weighted average common shares outstanding	24,573	24,067	24,049	24,887	24,794

Earnings/(Loss) Per Share Data, Diluted
Income/(loss) before extraordinary item	$0.16	$0.78	$(2.83)	$0.03	$0.49
Extraordinary item	—	—	0.06	—	—

Net income/(loss)	$0.16	$0.78	$(2.77)	$0.03	$0.49

Weighted average common and dilutive securities outstanding	24,856	24,583	24,049	25,069	25,412

	As of March 31,
	2003
	Restated		2002	2001	2000	1999
Balance Sheet Data
Total assets	$744,985	(6)	$696,804	$662,375	$715,033	$699,299
Long-term debt, less current portion	324,204	(5)	278,245	254,910	209,234	208,414
Total stockholders’ equity	264,360	(6)	261,362	235,375	327,802	332,362

(1)	In fiscal 2001, we recorded special charges of $91.1 million and inventory write-offs of $25.6 million, or $79.3 million net of tax. See Note 14 of Notes to Consolidated Financial Statements.

(2)	In fiscal 2000, we recorded special charges of $22.3 million and inventory write-offs of $7.2 million, or $20.4 million net of tax. See Note 14 of Notes to Consolidated Financial Statements.

(3)	In fiscal 1999, we recorded special charges of $14.8 million and inventory write-offs of $6.6 million, or $14.6 million net of tax. See Note 14 of Notes to Consolidated Financial Statements.

(4)	Consists of a gain resulting from the repurchase of senior notes, net of tax.

(5)	Increase in long-term debt is due entirely to the strengthening of the Euro versus the U.S. Dollar. Utilizing the exchange rate as of March 31, 2002, long-term debt, less current portion at March 31, 2003, would have been $279.2 million, an increase of $1.0 million from the prior year.

(6)	See Note 2 to the Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates. Our significant accounting policies are described in Note 3 of the Notes to Consolidated Financial Statements.

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

Income Tax Valuation Allowance

     On a quarterly basis, management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance as of each period end. Realization of our net deferred tax assets as of March 31, 2003 depends on our ability to generate sufficient future income. We believe that it is more likely than not that we will realize our net deferred tax assets based on forecasted income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

Impairment of Goodwill

     We account for our goodwill under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

     We estimate the fair values of the related operations using discounted cash flows and other indicators of fair value. We base the forecast of future cash flows on our best estimate of the future revenues and operating costs, which we derive primarily from existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the SFAS No. 142 goodwill impairment model, which could significantly influence whether a goodwill impairment needs to be recorded. We adjust the cash flow forecasts by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation.

Impairment of Long-lived Assets (property and equipment and other intangible assets)

     We adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets on April 1, 2002. In accordance with SFAS No. 144, we assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and charged to results of operations.

Retirement Benefits

     Our employee pension benefit costs and obligations are dependent on the assumptions used in calculating such amounts. The Company’s assumptions are derived by management from detailed periodic studies conducted by its pension consultants and in consultation with its actuaries. These assumptions include discount rates, inflation, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. They base the discount rate assumptions on investment yields available at year-end on corporate long-term bond yields. Their inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect their long-term actual experience, the near-term outlook, and assumed inflation. Retirement and mortality rates are based either on actual plan experience or actuarial assumptions. Actual results that may differ from their assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in those future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension benefits costs and obligations. See Note 14 of Notes to our Consolidated Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

Effective March 31, 2003, we discontinued any further accruals to the participants of our U.S. pension plan and all benefit levels as of a normal retirement date were frozen for all U.S. participants.

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

Results of Operations

     The following table shows the results of our operations for fiscal years 2003, 2002 and 2001.

	Fiscal year ended March 31,
	2003
	Restated(1)	2002	2001
	(In thousands)
Net sales	$562,746	$529,505	$545,432
Cost of sales	329,695	315,213	349,556

Gross profit	233,051	214,292	195,876

Research and development expenses	12,190	13,053	14,857
Selling and marketing expenses	106,876	101,735	105,623
General and administrative expenses	47,079	47,683	52,006
Amortization	44	44	6,610
Special charges	—	28	91,065

Operating expenses	166,189	162,543	270,161

Operating/ income/(loss)	66,862	51,749	(74,285)
Interest income	1,440	2,302	2,123
Interest expense	(33,540)	(30,875)	(25,575)
Foreign currency gain/(loss)	(31,667)	1,859	(2,755)

Income/(loss) before (provision)/benefit for income taxes, minority interest and extraordinary item	3,095	25,035	(100,492)
(Provision)/benefit for income taxes	1,474	(7,010)	32,206
Minority interest	(603)	1,093	287

Income/(loss) before extraordinary item	3,966	19,118	(67,999)
Extraordinary item, net of tax	—	—	1,471

Net income/ (loss)	$3,966	$19,118	$(66,528)

Net income/(loss) per share—basic:
Income/(loss) per share before extraordinary item	$0.16	$0.79	$(2.83)
Extraordinary item	—	—	0.06

Net income/(loss) per share—basic	$0.16	$0.79	$(2.77)

Weighted average common shares outstanding	24,573	24,067	24,049

Net income/(loss) per share—diluted:
Income/(loss) per share before extraordinary item	$0.16	$0.78	$(2.83)
Extraordinary item	—	—	0.06

Net income/(loss) per share—diluted	$0.16	$0.78	$(2.77)

Weighted average common and dilutive securities outstanding	24,856	24,583	24,049

(1)	See Note 2 to the Consolidated Financial Statements.

     The following table shows certain items expressed as a percentage of our net sales for the periods indicated:

	Fiscal year ended
	March 31,
	2003
	Restated(1)	2002	2001
	(%)
Net sales	100.0	100.0	100.0
Cost of sales	58.6	59.5	64.1

Gross profit	41.4	40.5	35.9

Research and development expenses	2.2	2.5	2.7
Selling and marketing expenses	19.0	19.2	19.4
General and administrative expenses	8.4	9.0	9.5
Amortization	—	—	1.2
Special charges	—	—	16.7

Operating expenses	29.6	30.7	49.5

Operating income/(loss)	11.8	9.8	(13.6)
Interest expense, net	(5.7)	(5.4)	(4.3)
Foreign currency gain/(loss)	(5.6)	0.3	(0.5)

Income/(loss) before (provision)/benefit for income taxes, minority interest and extraordinary item	0.5	4.7	(18.4)
(Provision)/benefit for income taxes	0.3	(1.3)	5.9
Minority interest	(0.1)	0.2	0.1

Income/(loss) before extraordinary item	0.7	3.6	(12.4)
Extraordinary item, net of tax	—	—	0.3

Net income/(loss)	0.7	3.6	(12.1)

(1)	See Note 2 to the Consolidated Financial Statements.

Fiscal 2003 Compared to Fiscal 2002

Net Sales.

     Our net sales were $562.7 million in fiscal 2003, reflecting an increase of $33.2 million or 6.3% from $529.5 million in fiscal 2002. Using constant exchange rates, net sales increased by 3.1%. The increase in net sales was primarily in our European and North American regions. Net sales in the European region increased primarily due to growth from our prescription laboratory network in France, Italy and Spain that was partially offset by weaker results from our wholesale businesses in Germany and the U.K.. The increase in North America was primarily due to our sales and marketing initiatives, improved product portfolio and increased prescription laboratory presence. These increases were partially offset by a decrease in net sales to the Rest of World region. A net sales increase in South America was offset by sales declines in Asia, including Japan, and the Middle East due largely to current economic and political conditions. Net sales performances by region were as follows:

•	North America increased by $12.3 million or 5.2%;

•	Europe increased by $24.5 million or 13.2%; and

•	Rest of World decreased by $3.6 million or 3.4%.

     Using constant exchange rates, the regional performances were as follows:

•	North America increased by 5.5%;

•	Europe increased by 1.5%; and

•	Rest of World increased by 0.7%.

     The following table presents the reconciliation of constant currency results to as reported results (in millions except percentage data):

	Net sales, as		Adjusted net sales	Net sales, as
	reported for the		for the twelve	reported for the
	twelve months ended	Constant Currency	months ended	twelve months ended
Region	March 31, 2003	Adjustment	March 31, 2003	March 31, 2002	Percent increase
North America	$249.1	$0.7	$249.8	$236.8	5.5%
Europe	210.3	(21.7)	188.6	185.8	1.5%
Rest of World	103.3	4.3	107.6	106.9	0.7%

Total	$562.7	$(16.7)	$546.0	$529.5	3.1%

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

Provision for Income Taxes.

     Our combined state, federal and foreign tax rate, as restated, was a benefit of 47.6% for fiscal 2003 compared to expense of 28.0% for fiscal 2002. The change in the effective tax rate resulted primarily from the change in valuation and tax credits, partially offset by income taxed at differing rates and other permanent items (See Note 17 of Notes to Consolidated Financial Statements).

     We have net deferred tax assets less deferred tax liabilities on our balance sheet as of March 31, 2003 of $51.1 million. The utilization of these net deferred tax assets less deferred tax liabilities depends upon our ability to generate taxable income in the future.

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

Fiscal 2002 Compared to Fiscal 2001

Net Sales.

     Our net sales were $529.5 million in fiscal 2002, reflecting a decrease of $15.9 million or 2.9% from $545.4 million in fiscal 2001. Using constant exchange rates, net sales increased by 0.2%. The decrease in net sales was primarily due to reduced sales in the Rest of World and North America regions. Net sales in the Rest of World region decreased due to our efforts to concentrate on higher margin value-added sales. The decrease in North America was due primarily to decreased sales to laboratory customers that are owned and aligned with two principal competitors. Net sales performances by region were as follows:

•	North America decreased by $8.6 million or 3.5%;

•	Europe increased by $2.9 million or 1.6%; and

•	Rest of World decreased by $10.2 million or 8.7%.

     Using constant exchange rates, the regional performances were as follows:

•	North America decreased by 3.6%;

•	Europe increased by 4.1%; and

•	Rest of World increased by 2.0%.

     The following table presents the reconciliation of constant currency results to as reported results (in millions except percentage data):

	Net sales, as		Adjusted net sales	Net sales, as
	reported for the		for the twelve	reported for the
	twelve months ended	Constant Currency	months ended	twelve months ended
Region	March 31, 2002	Adjustment	March 31, 2002	March 31, 2001	Percent increase
North America	$236.8	$(0.1)	$236.7	$245.4	(3.6)%
Europe	185.8	4.6	190.4	182.9	4.1%
Rest of World	106.9	12.6	119.5	117.1	2.0%

Total	$529.5	$17.1	$546.6	$545.4	0.2%

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

     We recorded pretax special charges of $91.1 million in fiscal 2001. We incurred $19.7 million of expense associated with workforce reductions in North America, Europe and Australia. Included in the workforce reductions were 780 employees from manufacturing, 91 employees from sales and marketing, 75 employees from administration, and 46 employees from research and development. At March 31, 2002, $25.1 million cash had been paid related to workforce reductions incurred since fiscal 1999. The special charges included $24.3 million related to the write-off of molds, which were discontinued as a result of our efforts to standardize product specifications on a global basis. Also, we continued to transfer high-volume production to low-cost manufacturing locations and to consolidate manufacturing expertise into fewer production facilities. As a result, we incurred special charges of $28.2 million related to redundant equipment write-offs and facility closure costs in fiscal 2001. Additionally, as a result of our discontinuation of the development of the polycarbonate Matrix product line, we incurred $7.6 million in asset write-offs, including equipment ($7.0 million) and related commitments ($0.6 million). We recognized a gain on the sale of land in North America of $5.8 million associated with facility closures in fiscal 2001. Also included in special charges is $17.0 million related to the impairment of goodwill associated with a prior acquisition of a lens manufacturing business. This impairment was recorded pursuant to SFAS 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, as we decided to discontinue and cease operations of this lens manufacturing business and completely close-down the facility. For more information, see Note 14 of Notes to Consolidated Financial Statements.

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

Management Assessment of Operating Results; Use of Non-GAAP Financial Measures

     This report discloses certain financial measures that are considered non-GAAP measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). While these financial measures are not determined in accordance with GAAP and should not be viewed as an alternative to GAAP measures, we believe that they provide useful information to both management and investors. These measures may exclude the translation effect of foreign currency and certain expenses, gains and losses that may not be indicative of our core operating results. We believe these financial measures are useful to investors in allowing for greater transparency to supplemental information used by management in its financial and operational decision-making. In addition, we have historically reported similar financial measures to our investors and believe that the inclusion of comparative numbers provides consistency in our financial reporting.

     This report includes non-GAAP presentations of sales growth, which are adjusted for the translation effect of foreign currency. We believe that these presentations provide management and investors with insight into sales performance, which facilitates comparisons among SOLA and other companies.

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

     The following table presents the future principal cash flows and weighted average interest rates expected on the €205 million 11% Senior Notes, due 2008 as well as the contract amount and weighted average settlement price of the outstanding forward exchange contracts. Fair values have been determined based on quoted market prices as of March 31, 2003:

	Expected Maturity Date (as of March 31, 2003)
	Fiscal
	2004	Fiscal 2005-2008	Total	Fair Value
		(Dollars in thousands)
Long-term debt:
Fixed rate debt	—	$223,433	$223,433	$239,074
Weighted average interest rate	—	11%	11%
Forward exchange contracts:
Contract amounts due April 2003	$65,077	—	$65,077	$65,123
Contract amounts due May 2003	$19,136	—	$19,136	$19,148
Contract amounts due June 2003	$23,561	—	$23,561	$23,593
Contract amounts due July 2003	$21,290	—	$21,290	$21,332
Contract amounts due August 2003	$25,865	—	$25,865	$25,922
Contract amounts due September 2003	$15,098	—	$15,098	$15,122
Contract amounts due October 2003	$19,491	—	$19,491	$19,531
Contract amounts due November 2003	$24,560	—	$24,560	$24,619
Contract amounts due December 2003	$10,437	—	$10,437	$10,447
Contract amounts due January 2004	$15,835	—	$15,835	$15,864
Contract amount due February 2004.	$19,600	—	$19,600	$19,632
Contract amount due March 2004	$14,550	—	$14,550	$14,564
Weighted average settlement price	.3728	—	.3728

Qualitative Disclosures

     Interest Rate Risk. Our primary interest rate risk exposures relate to:

•	Our ability to pay or refinance long-term borrowings at maturity at market rates;

•	The impact of interest rate movements on our ability to meet interest expense requirements and financial covenants; and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations or business acquisitions.

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

Item 8. Financial Statements and Supplementary Data

     The restated consolidated financial statements at March 31, 2003 and the Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, are included in this annual report on pages F-1 through F-27.

Summarized Quarterly Data (Unaudited)

     The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods. As discussed in Note 2 to the consolidated financial statements, we have restated the income tax provision for the year ended March 31, 2003. Summarized quarterly data for fiscal year 2003 is as follows and includes the restatement:

	Quarter Ended
				March 31,
	June 30,	Sept. 30,	Dec. 31,	2003
	2002	2002	2002	Restated(1)
Net sales	$135,177	$138,486	$135,241	$153,842
Gross profit	55,416	56,165	56,041	65,429
Operating income	15,028	14,993	14,018	22,823
Net income/(loss)	(5,352)	6,530	(5,238)	8,026
Net income/(loss) per share—basic	(0.22)	0.27	(0.21)	0.33
Net income/(loss) per share—diluted	(0.22)	0.26	(0.21)	0.32

(1)	See Note 2 to the Consolidated Financial Statements.

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

Item 14. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of our original report on Form 10-K for the year ended March 31, 2003. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

Subsequent to filing our original report, and in connection with the preparation and review of our financial statements for the fiscal year ended March 31, 2004, management identified the error that led to the restatement of our financial statements for the year ended March 31, 2003. This restatement, as referenced in Note 2 to the Consolidated Financial Statements, decreased the fiscal 2003 tax provision, resulting in increased net income of $2.4 million and increased EPS of $0.10 (basis and diluted).

During the audit of the year end March 31, 2004, our independent registered public accounting firm, PricewaterhouseCoopers LLP, advised management and the Audit Committee that it noted certain matters regarding staffing, monitoring, and review limitations during the period under review that it collectively considered to be a material weakness. The following deficiencies were identified in internal controls:

•	inadequate staffing and resources allocated to the corporate tax function, leading to the untimely identification and resolution of complex tax related matters, and failure to perform timely review, substantiation and evaluation of certain tax account balances;

•	inadequate staffing and supervision over the corporate consolidation, review, and financial close function, leading to the untimely identification and resolution of accounting matters as a result of failure to perform timely review, substantiation and evaluation of certain account balances and financial information from subsidiary locations; and

•	limitations in our ability to perform adequate formal review and documentation of our accounting policies and procedures in accordance with accounting principles generally accepted in the United States of America.

In connection with restating our financial statements as provided in this report, our Chief Executive Officer and Chief Financial Officer, with the participation of other management, re-evaluated the effectiveness of our disclosure controls and procedures for the year ended March 31, 2003. Based on the re-evaluation by our Chief Executive Officer and Chief Financial Officer, they concluded that, as of the end of the year ended March 31, 2003, there were deficiencies in our disclosure controls and procedures.

We have assigned a high priority to the short-term and long-term improvement of our internal controls over financial reporting. The process began last October 2003 with plans presented by our CFO, who joined SOLA last September, to the Board of Directors to improve internal controls and financial reporting. We believe that we have developed a plan that addresses the material weakness in our internal controls that should provide for adequate financial reporting in future periods.

To date, we have implemented internal control improvements by first strengthening our monitoring controls over the company. For example, we implemented detailed line item reviews with country controllers and corporate staff in the second quarter of fiscal 2004. Other actions we have put in place include implementing more rigorous documentation of accounting issues and creating an audit checklist for country controllers. We have also relocated and integrated our North American accounting group with our corporate accounting group to achieve better connectivity between regional accounting and corporate consolidation and analysis. We have also taken other actions focused on improving timeliness and accuracy of reporting financial information from entities globally.

In addition to the foregoing action, we have begun the process of:

•	Engaging outside consultants to supplement our internal tax staff;

•	Requiring reporting of monthly/quarterly tax liabilities by our country controllers;

•	Establishing a tax audit checklist for our country controllers;

•	Identifying and analyzing process and staffing improvements related to interaction of our corporate accounting and finance group with our regional accounting and finance groups;

•	Adding three CPA positions at corporate accounting, including a Director of Internal Audit and related staff, with offers having been extended for all positions; and

•	Restructuring management reporting to require detailed variance reporting tied to our plan and our prior year, as well as the identification of quarterly risks and opportunities.

Also, we consider the implementation of Sarbanes-Oxley Section 404 as part of our plan to improve controls and are well into the implementation, including expenditures of approximately of $2.5 — $3.5 million anticipated in fiscal 2005. We are using outside resources combined with internal resources to achieve implementation.

Management believes that the measures noted above will address the conditions identified as a material weakness. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an on-going basis and will take further action and implement improvements as necessary.

There have been no other significant changes (including corrective actions with regards to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

The Company believes the measures it is currently implementing to improve its internal controls are reasonably likely to have a material impact on its internal controls over financial reporting in future periods.

Item 15. Principal Accountant Fees and Services

     Information regarding principal accountant fees and services is included under the caption “Relationship with Independent Registered Public Accounting Firm” in our proxy statement for the 2003 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 16. Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a) Documents Filed as Part of this Report:

1.	Financial Statements.
	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm .	F-2
	Consolidated Balance Sheets as of March 31, 2003 and 2002 .	F-3
	Consolidated Statements of Operations for the years ended March 31, 2003, 2002 and 2001 .	F-4
	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2003, 2002 and 2001 .	F-5
	Consolidated Statements of Cash Flows for the years ended March 31, 2003, 2002 and 2001 .	F-6
	Notes to Consolidated Financial Statements .	F-7
2.	Supplemental Information.
	Quarterly Financial Data – Unaudited .	S-1
3.	Financial Statement Schedule.
	Valuation and Qualifying Accounts .	S-2
4.	List of Exhibits	E-1

     (b) Reports on Form 8-K:

     On February 12, 2003, we filed a Form 8-K containing as Exhibit 99.1 our press release dated February 12, 2003. This press release contained our earnings information for the third quarter of fiscal 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLA INTERNATIONAL INC. (Registrant)
Date: June 23, 2004
	By:	/s/ RONALD F. DUTT
Ronald F. Dutt
Executive Vice President and Chief Financial Officer

SOLA INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SOLA International Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 16(a)(1) on page 39 present fairly, in all material respects, the financial position of SOLA International Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill in fiscal year 2002, so as to comply with the Statement of Financial Accounting Standard 142 “Goodwill and Other Intangible Assets.”

     As discussed in Note 2, the Company has restated its previously issued financial statements to correct a computational error in the fiscal 2003 tax provision.

PricewaterhouseCoopers LLP
San Jose, California

June 13, 2003, except for Note 2 as to which the date is June 21, 2004

SOLA INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2003 (Restated, Note 2)	2002

ASSETS
Current assets:
Cash and cash equivalents	$58,679	$68,419
Trade accounts receivable, less allowance for doubtful accounts of $8,972 and $8,395 at March 31, 2003 and 2002, respectively	123,088	114,993
Inventories	91,442	82,586
Deferred taxes, current	12,475	14,222
Prepaid and other current assets	13,095	15,509

Total current assets	298,779	295,729
Property, plant and equipment, net	172,448	164,465
Goodwill and other intangibles, net	208,809	190,719
Deferred taxes, long-term	38,651	21,861
Other long-term assets	26,298	24,030

Total assets	$744,985	$696,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$522	$170
Current portion of long-term debt	3,510	4,140
Accounts payable	65,637	68,546
Accrued liabilities	41,692	43,470
Accrued payroll and related compensation	26,811	25,390

Total current liabilities	138,172	141,716
Long-term debt, less current portion	5,962	5,042
Senior notes.	318,242	273,203
Other long-term liabilities	18,249	15,481

Total liabilities	480,625	435,442

Commitments and contingencies (Notes 17 and 19) Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 24,996 and 24,938 shares issued as of March 31, 2003 and March 31, 2002, and 24,628 and 24,532 shares outstanding as of March 31, 2003 and March 31, 2002, respectively	250	249
Additional paid-in capital	286,677	286,169
Retained earnings	27,875	23,909
Accumulated other comprehensive loss	(48,055)	(46,329)
Common stock in treasury, at cost— 368 and 406 shares at March 31, 2003 and March 31, 2002, respectively	(2,387)	(2,636)

Total stockholders’ equity	264,360	261,362

Total liabilities and stockholders’ equity	$744,985	$696,804

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,
	2003	2002	2001
	(Restated, Note 2)

Net sales	$562,746	$529,505	$545,432
Cost of sales	329,695	315,213	349,556

Gross profit	233,051	214,292	195,876

Research and development expenses	12,190	13,053	14,857
Selling and marketing expenses	106,876	101,735	105,623
General and administrative expenses	47,079	47,683	52,006
Amortization of goodwill and other intangibles	44	44	6,610
Special charges	—	28	91,065

Operating expenses	166,189	162,543	270,161

Operating income/(loss)	66,862	51,749	(74,285)
Interest income	1,440	2,302	2,123
Interest expense	(33,540)	(30,875)	(25,575)
Foreign currency gain/(loss)	(31,667)	1,859	(2,755)

Income/(loss) before (provision)/benefit for income taxes, minority interest and extraordinary item	3,095	25,035	(100,492)
(Provision)/benefit for income taxes	1,474	(7,010)	32,206
Minority interest	(603)	1,093	287

Income/(loss) before extraordinary item	3,966	19,118	(67,999)
Extraordinary item, net of tax	—	—	1,471

Net income/(loss)	$3,966	$19,118	$(66,528)

Net income/(loss) per share—basic:
Income/(loss) per share before extraordinary item	$0.16	$0.79	$(2.83)
Extraordinary item	—	—	0.06

Net income/(loss) per share—basic	$0.16	$0.79	$(2.77)

Weighted average common shares outstanding	24,573	24,067	24,049

Net income/(loss) per share—diluted:
Income/(loss) per share before extraordinary item	$0.16	$0.78	$(2.83)
Extraordinary item	—	—	0.06

Net income/(loss) per share—diluted	$0.16	$0.78	$(2.77)

Weighted average common and dilutive securities outstanding	24,856	24,583	24,049

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

						Accumulated
	Common Stock		Additional			Other	Treasury Stock		Total
			Paid-in	Equity	Retained	Comprehensive			Stockholders'
	Shares	Value	Capital	Loans	Earnings	Loss	Shares	Value	Equity
Balances, March 31, 2000	24,937	$249	$281,467	$(10)	$71,319	$(25,223)	—	$—	$327,802
Comprehensive loss:
Net loss					(66,528)				(66,528)
Foreign currency translation adjustments						(17,846)			(17,846)

Comprehensive loss									(84,374)

Purchase of common stock							(1,250)	(8,166)	(8,166)
Common stock issued under stock option plans	1		(60)				21	136	76
Tax benefit from exercise of stock options			27						27
Repayment of equity participation loans ..				10					10

Balances, March 31, 2001	24,938	249	281,434	—	4,791	(43,069)	(1,229)	(8,030)	235,375
Comprehensive income:
Net income					19,118				19,118
Foreign currency translation adjustments						(3,260)			(3,260)

Comprehensive income									15,858

Common stock issued under stock option plans			2,281				823	5,394	7,675
Tax benefit from exercise of stock options			2,454						2,454

Balances, March 31, 2002	24,938	249	286,169	—	23,909	(46,329)	(406)	(2,636)	261,362
Comprehensive loss:
Net income, as restated (Note 2)					3,966				3,966
Foreign currency translation adjustments						(1,726)			(1,726)

Comprehensive loss									2,240

Common stock issued under stock option plans	54	1	328				38	249	578
Common stock issued related to purchase of businesses	4		30						30
Tax benefit from exercise of stock options			150						150

Balances, March 31, 2003 , as restated	24,996	$250	$286,677	$—	$27,875	$(48,055)	(368)	$(2,387)	$264,360

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2003 (Restated, Note 2)	2002	2001

Cash flows from operating activities:
Net income/(loss)	$3,966	$19,118	$(66,528)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Minority interest in earnings	603	(1,093)	(287)
Depreciation	19,678	18,542	19,998
Amortization – goodwill and other intangibles	44	44	6,610
Amortization – debt issuance costs	3,086	2,543	986
Provision for doubtful accounts	1,611	2,317	2,992
Tax benefit from exercise of stock options	150	2,454	27
Non-cash portion of special charges	—	767	74,289
Deferred taxes	(14,877)	1,155	(30,923)
Foreign currency (gain)/loss	30,631	(1,868)	(6,211)
Gain on early extinguishment of debt	—	—	(2,306)
(Gain)/loss on disposal/sale of property, plant and equipment	185	167	(5,812)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	1,371	3,931	(8,916)
Inventories	201	7,316	28,711
Prepaid and other assets	758	(14,294)	(1,992)
Accounts payable	(6,734)	(5,702)	3,354
Accrued and other current liabilities	(6,980)	(12,558)	7,425
Other long-term liabilities	280	721	4,207

Net cash provided by operating activities	33,973	23,560	25,624

Cash flows from investing activities:
Purchases of businesses	(21,024)	—	(17,917)
Disposal of/(investments in) joint ventures	210	1,183	(1,335)
Capital expenditures	(21,897)	(17,144)	(20,923)
Mold expenditures	(3,073)	(5,865)	(5,352)
Divestitures and other asset dispositions	—	5,500	7,816
Other investing activities	810	678	90

Net cash used in investing activities	(44,974)	(15,648)	(37,621)

Cash flows from financing activities:
Proceeds from the exercise of stock options	578	7,675	86
Receipts/(payments) under notes payable to banks	302	717	(15,890)
Borrowings on long-term debt	1,252	3,572	4,531
Payments on long-term debt	(4,511)	(9,461)	(2,599)
Proceeds from bank debt	10,000	17,500	44,800
Repayment of bank debt	(10,000)	(167,500)	—
Issuance of senior notes	—	182,009	—
Purchase of treasury stock	—	—	(8,166)
Repurchase of senior subordinated notes	—	—	(2,678)

Net cash provided by/(used in) financing activities	(2,379)	34,512	20,084

Effect of exchange rate changes on cash and cash equivalents	3,640	(154)	(790)

Net increase/ (decrease) in cash and cash equivalents	(9,740)	42,270	7,297
Cash and cash equivalents at beginning of year	68,419	26,149	18,852

Cash and cash equivalents at end of year	$58,679	$68,419	$26,149

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

2. Restatement of Previously Issued Financial Statements

     The Company has restated its 2003 financial statements to correct a computational error in the fiscal 2003 tax provision, which resulted from double booking a tax valuation adjustment for a foreign subsidiary. As a result of the restatement, long-term deferred tax assets as of March 31, 2003 increased by $2.4 million and the fiscal 2003 tax provision decreased by $2.4 million, resulting in increased net income of $2.4 million and increased EPS of $0.10 (Basic and Diluted).

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Summary of Significant Accounting Policies

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

Goodwill and Intangible Assets:

     Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The Company adopted SFAS No. 142 beginning with the first quarter of fiscal 2002. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but instead be tested when there are triggering factors that indicate an impairment may have occurred or at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The following table reconciles the Company’s net income/(loss) for the fiscal 2003, 2002, and 2001 adjusted to exclude goodwill amortization pursuant to SFAS No. 142 to amounts previously reported: (in thousands, except per share data)

	March 31,
	2003	2002	2001
	(Restated, Note 2)
Reported income/(loss) before extraordinary item	$3,966	$19,118	$(67,999)
Add back: Goodwill amortization, net of tax effect	—	—	4,495

Adjusted income/(loss) before extraordinary item	$3,966	$19,118	$(63,504)

Reported net income/(loss)	$3,966	$19,118	$(66,528)
Add back: Goodwill amortization, net of tax effect	—	—	4,495

Adjusted net income/(loss)	$3,966	$19,118	$(62,033)

Earnings/(loss) per share – basic
Reported income/(loss) before extraordinary item	$0.16	$0.79	$(2.83)
Goodwill amortization	—	—	0.19

Adjusted income/(loss) before extraordinary item	$0.16	$0.79	$(2.64)

Earnings/(loss) per share – basic
Reported net income/(loss)	$0.16	$0.79	$(2.77)
Goodwill amortization	—	—	0.19

Adjusted net income/(loss)	$0.16	$0.79	$(2.58)

Earnings/(loss) per share – diluted
Reported income/(loss) before extraordinary item	$0.16	$0.78	$(2.83)
Goodwill amortization	—	—	0.19

Adjusted income/(loss) before extraordinary item	$0.16	$0.78	$(2.64)

Earnings/(loss) per share- diluted
Reported net income/(loss)	$0.16	$0.78	$(2.77)
Goodwill amortization	—	—	0.19

Adjusted net income/(loss)	$0.16	$0.78	$(2.58)

     The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

     We estimate the fair values of the related operations using discontinued cash flows and other indicators of fair value. We base the forecast of future cash flows on our best estimate of the future revenues and operating costs, which we derive primarily from existing firm orders, expected future orders, contracts with suppliers, labor agreements, and general market conditions. Changes in these forecasts could cause a particular reporting unit to either pass or fail the first step in the SFAS No. 142 goodwill impairment model, which could significantly influence whether a goodwill impairment needs to be recorded. We adjust the cash flow forecasts by an appropriate discount rate derived from our market capitalization plus a suitable control premium at the date of evaluation.

SOLA INTERNATIONAL INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-Lived Assets:

     We adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets on April 1, 2002. In accordance with SFAS No. 144, we assess potential impairments to our long-lived assets, including property and equipment and other intangible assets, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. We recognize an impairment loss when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying value. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value, and is recorded as a reduction in the carrying value of the related asset and charged to results of operations.

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     On a quarterly basis, management evaluates the realizability of our deferred tax assets and assesses the need for a valuation allowance as of each period end. Realization of our net deferred tax assets as of March 31, 2004 depends on our ability to generate sufficient future income. We believe that it is more likely than not that we will realize our net deferred tax assets based on forecasted income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     The Company utilizes various hedge instruments, primarily forward contracts, to hedge cash flows associated with certain purchase and sales commitments and the related payables and receivables. The Company has elected to designate its cash flow hedges as fair-value hedges in accordance with SFAS No. 133 during fiscal 2003, fiscal 2002, and fiscal 2001. Accordingly, changes in the fair value of these hedges are recorded immediately in other income and expense to offset the changes in fair value of the assets or liabilities being hedged.

Earnings/(Loss) Per Share:

     The following table sets forth the computation of basic and diluted earnings/(loss) per share for the fiscal years ended March 31, 2003, 2002 and 2001:

	Year Ended March 31,
	2003	2002	2001
	(Restated, Note 2)
		(in thousands,
		except per share data)
Numerator:
Income/(loss) before extraordinary item	$3,966	$19,118	$(67,999)
Extraordinary gain on early extinguishment of debt, net of tax	—	—	1,471

Net income/(loss)	$3,966	$19,118	$(66,528)

Denominator:
Weighted average common shares outstanding	24,573	24,067	24,049
Effect of dilutive securities — employee stock options	283	516	—

Weighted average common shares and dilutive securities outstanding	24,856	24,583	24,049

Net income/(loss) per share—basic:
Income/(loss) per share before extraordinary item	$0.16	$0.79	$(2.83)
Extraordinary gain on early extinguishment of debt, net of tax	—	—	0.06

Net income/(loss) per share—basic	$0.16	$0.79	$(2.77)

Net income/(loss) per share—diluted:
Income/(loss) per share before extraordinary item	$0.16	$0.78	$(2.83)
Extraordinary gain on early extinguishment of debt, net of tax	—	—	0.06

Net income/(loss) per share—diluted	$0.16	$0.78	$(2.77)

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro Forma Disclosures

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 2.19%-2.55%, 4.23%-4.50%, and 4.63%-5.90%, no dividend yield, volatility factors of the expected market price of the Company’s common stock of 57.0%, 61.4%, and 51.9% to 87.7% and a weighted-average expected life of the option of 4 years, for fiscal 2003, 2002, and 2001, respectively.

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
	(Restated, Note 2)
		(in thousands, except
		per share data)
Actual
Net income/(loss)	$3,966	$19,118	$(66,528)
Net income/(loss) per share:
Basic	$0.16	$0.79	$(2.77)
Diluted	$0.16	$0.78	$(2.77)
Pro forma
Pro forma net income/(loss)	$1,703	$16,529	$(68,684)
Pro forma net income/(loss) per share:
Basic	$0.07	$0.69	$(2.86)
Diluted	$0.07	$0.67	$(2.86)

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4. Inventories

	March 31,
	2003	2002
	(in thousands)
Raw materials	$13,611	$13,104
Work in progress	3,124	3,510
Finished goods	74,707	65,972

	$91,442	$82,586

5. Property, Plant and Equipment

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

6. Derivative Instruments

     As a result of its global operations, the Company’s foreign subsidiaries are exposed to exchange rate fluctuations on certain assets and liabilities, primarily accounts payable, accounts receivable, and intercompany indebtedness, denominated in non-functional currencies. In addition, the parent company has foreign currency exposure on its Euro-denominated third party debt. The Company utilizes various hedge instruments, primarily forward contracts, to hedge cash flows associated with certain purchase and sales commitments and the related payables and receivables. The Company has elected to designate its cash flow hedges as fair-value hedges in accordance with SFAS No. 133 during fiscal 2003, fiscal 2002, and fiscal 2001. Accordingly, changes in the fair value of these hedges are recorded immediately in other income and expense to offset the changes in fair value of the assets or liabilities being hedged.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

7. Accrued Liabilities

	March 31,
	2003	2002
	(in thousands)
Liabilities associated with strategic initiatives	$870	$6,296
Marketing and promotional accrual	12,632	10,348
Other accrued liabilities	28,190	26,826

	$41,692	$43,470

8. Notes Payable to Banks

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

9. Long-Term Debt

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

10. Bank Credit Agreement

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

11. Senior Notes

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13. Common Stock

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Option Activity

     A summary of the Company’s stock option activity and related information for fiscal 2001, 2002 and 2003 follows:

	Number of		Weighted
	Securities		Average
	Underlying		Exercise
	Options		Price
	(in thousands, except
	per share data)
Options outstanding as of March 31, 2000	2,873		$19.62
Options granted during fiscal 2001 with an exercise price equal to the market price on the date of grant	1,025		5.19
Options granted during fiscal 2001 with an exercise price greater than the market price on the date of grant	44		7.88
Options exercised in fiscal 2001	(22)		4.75
Options cancelled in fiscal 2001	(569)		18.25

Options outstanding as of March 31, 2001	3,351		15.36
Options granted during fiscal 2002 with an exercise price equal to the market price on the date of grant	386		14.30
Options exercised in fiscal 2002	(823)		9.32
Options cancelled in fiscal 2002	(331)		23.47

Options outstanding as of March 31, 2002	2,583		16.06
Options granted during fiscal 2003 with an exercise price equal to the market price on the date of grant	315		12.24
Options exercised in fiscal 2003	(92)		11.45
Options cancelled in fiscal 2003	(387)		20.32

Options outstanding as of March 31, 2003	2,419		$15.25

Options exercisable at:
March 31, 2003	1,658		$17.47
March 31, 2002	1,567		$19.62
March 31, 2001	2,088		$17.87
Weighted average fair value per share of options granted during fiscal year:
2003		$5.61
2002		$7.24
2001		$3.13

     The following table summarizes stock options outstanding at March 31, 2003:

	Outstanding			Exercisable
			Weighted
	Shares	Weighted	Average Contractual	Shares
Range of Exercise Price	(in thousands)	Price	Life	(in thousands)	Price
$4.63-$6.25	636	$5.34	7.14	341	$5.41
$7.88-$13.74	487	11.48	7.91	239	10.66
$13.81-$16.50	612	15.10	5.87	444	15.37
$16.88-$30.13	499	24.64	5.04	449	25.42
$30.19-$38.38	185	34.38	3.90	185	34.37

Total	2,419	$15.25	6.29	1,658	$17.47

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14. Special Charges and Transition Costs

     Commencing in the third quarter of fiscal 1999, the Company implemented strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKU’s that are no longer being manufactured. As a result of these strategic initiatives, during fiscal 2002 and fiscal 2001 the Company recorded pretax special charges of $28,000 and $91.1 million, respectively. No special charges were recorded for fiscal 2003.

     During fiscal 2002, the Company recorded net pretax special charges of $28,000 comprised of $0.8 million associated with additional facility closure costs, offset by a gain on the sale of land in North America of $0.8 million, also associated with facility closures.

     During fiscal 2001, the Company recorded net pretax special charges of $91.1 million. The Company incurred $19.7 million associated with workforce reductions in North America, Europe and Australia. Included in the workforce reductions were 780 employees from manufacturing, 91 employees from sales and marketing, 75 employees from administration, and 46 employees from research and development. At March 31, 2002, $25.1 million cash had been paid related to workforce reductions incurred since fiscal 1999. The special charges include $24.3 million related to the write-off of molds, which were discontinued as a result of the Company’s efforts to globally standardize product specifications. Also, the Company continued the transfer of high-volume production to low-cost manufacturing locations and the consolidation of manufacturing expertise into fewer production facilities that commenced in the fourth quarter of fiscal 2000. As a result, special charges of $28.2 million related to redundant equipment write-off and facility closure costs were incurred. Additionally, as a result of the discontinuation of the development of the polycarbonate Matrix product line, the Company incurred $7.66 7 million in asset write-offs including equipment ($7.0 million) and related commitments ($0.6 million). Lastly, the Company recognized a gain on the sale of land in North America of $5.8 million associated with facility closures. Also included in special charges is $17.00 1 million related to the impairment of goodwill associated with a prior acquisition of a lens manufacturing business. This impairment wais recorded pursuant to SFAS 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” as the Company decided to discontinue and exit operations of this lens manufacturing business and completely close-down the facility.

     In addition to the special charges of $91.1 million recorded during fiscal 2001, the Company wrote-down approximately $25.6 million in inventory due to product discontinuance resulting from the Company’s efforts to globally standardize product specifications. These write-downs have been accounted for in cost of sales.

     The following table presents details of the special charges for fiscal 2002 and 2001 and related liabilities associated with the strategic initiatives as of March 31, 2003, 2002 and 2001 (in thousands):

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

15. Defined Contribution Plans

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

16. Defined Benefit Retirement Plans

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

	Domestic Pension		International Pension
	Plan		Plan
Year ended March 31, (in thousands)	2003	2002	2003	2002
Reconciliation of benefit obligation:
Benefit obligation-beginning of year	$22,354	$22,703	$10,508	$11,857
Service cost	1,269	1,308	1,541	1,536
Interest cost	1,464	1,303	683	627
Participant contributions	—	—	121	128
Actuarial gain/(loss)	368	(2,516)	1,056	(2,570)
Curtailments	(5,153)	—	121	128
Benefit payments	(727)	(444)	(1,674)	(2,134)
Other	—	—	69	29
Effect of exchange rates	—	—	1,454	1,035

Benefit obligation-end of year	$19,593	$22,354	$13,758	$10,508

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Domestic Pension		International Pension
	Plan		Plan
Year ended March 31, (in thousands)	2003	2002	2003	2002
Reconciliation of fair value of plan assets:
Fair value of plan assets-beginning of year	$15,070	$14,610	$11,762	$11,189
Actual return on plan assets	(2,320)	904	(1,068)	292
Employer contributions	—	—	1,311	1,217
Participant contributions	—	—	121	128
Benefit payments	(727)	(444)	(1,674)	(2,134)
Other	—	—	69	29
Effect of exchange rates	—	—	1,392	1,041

Fair value of plan assets-end of year	$12,023	$15,070	$11,913	$11,762

	Domestic Pension		International Pension
	Plan		Plan
Year ended March 31, (in thousands)	2003	2002	2003	2002
Funded status:
Funded status at March 31	$(7,571)	$(7,284)	$(1,846)	$1,253
Unrecognized transition asset	—	—	(43)	(58)
Unrecognized (gain) loss	—	(51)	145	(2,913)

Accrued pension cost	$(7,571)	$(7,335)	$(1,744)	$(1,718)

     The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	Domestic Pension		International Pension
	Plan		Plan
Year ended March 31,	2003	2002	2003	2002
Discount rate	6.50%	6.50%	6.50%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	7.50%	7.50%
Rate of increase in future compensation levels	5.00%	5.00%	4.00%	4.00%

     Net periodic pension costs include the following components:

	Domestic Pension Plan			International Pension Plan
Year ended March 31, (in thousands)	2003	2002	2001	2003	2002	2001
Service cost	$1,269	$1,308	$2,220	$1,541	$1,536	$1,555
Interest cost	1,464	1,303	1,429	683	627	676
Expected return on plan assets	(1,188)	(1,195)	(1,700)	(924)	(909)	(1,009)
Amortization of transition asset	—	—	—	(21)	(19)	(21)
Amortization of gain	—	—	(345)	(151)	—	(118)

Net periodic pension cost	$1,545	$1,416	$1,604	$1,128	$1,235	$1,083

     Effective March 31, 2003, the Company discontinued any further accruals to the participants of its pension plan and all benefit levels as of a normal retirement date were frozen for all participants. As a result, and in accordance with FASB Statement No. 88, Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), income of $1.3 million was recognized as of March 31, 2003. The $1.3 million income consists of a projected benefit obligation (PBO) gain of $5.2 million due to the curtailment offset by unrecognized losses of $3.9 million as of the curtailment.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

17. Income Taxes

     The domestic and foreign components of income/(loss) before provision/(benefit) for income taxes, minority interest and extraordinary item are as follows:

	Year Ended March 31,
	2003	2002	2001
		(in thousands)
Domestic	$(27,482)	$(297)	$(89,087)
Foreign	30,577	25,332	(11,405)

	$3,095	$25,035	$(100,492)

     The components of the provision/(benefit) for income taxes are as follows:

	Year Ended March 31
	2003
	(Restated, Note 2)	2002	2001
	(in thousands)
Current:
Federal and State	$200	$141	$(561)
Foreign	13,370	5,714	(702)
Deferred:
Federal and State	(10,035)	(1,817)	(33,821)
Foreign	(2,410)	(1,490)	307
Valuation allowance adjustment	(2,599)	4,462	2,571

	$(1,474)	$7,010	$(32,206)

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

     A reconciliation between income tax provisions/(benefits) computed at the U.S. federal statutory rate and the effective rate reflected in the statements of operations is as follows:

	Year Ended March 31,
	2003
	(Restated, Note 2)	2002	2001
Provision/(benefit) at statutory federal rate	35.0%	35.0%	(35.0)%
State tax provision, net of federal effect	2.0	1.0	(1.0)
Change in valuation allowance	(84.0)	17.8	2.6
Tax credits	(53.8)	(4.9)	(3.5)
Special charges at differing statutory rates	—	—	3.6
Income of foreign subsidiaries at differing statutory rates	43.1	(20.8)	(1.0)
Revision of prior years estimates	(25.4)	—	—
Permanent items and other	35.5	(0.1)	2.3

	(47.6)%	28.0%	(32.0)%

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31
	2003
	(Restated, Note 2)	2002
	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$2,172	$2,390
Inventories, principally due to reserves	7,810	14,655
Accruals for employee benefits, current	4,089	3,703
Other current assets	3,807	612

Deferred tax assets, current	17,878	21,360
Property, plant and equipment, principally due to differences in depreciation	2,601	2,619
Accruals for employee benefits, long term	4,534	4,941
In-process research and development	6,745	8,057
Other long-term assets	29,525	4,784
Net operating losses (NOL)	46,435	50,962

Total deferred tax assets	107,718	92,723
Less: valuation allowance	13,663	16,262

Net deferred tax assets	$94,055	$76,461

Deferred tax liabilities:
Inventories	$3,752	$4,218
Other current liabilities	1,651	2,920

Deferred tax liabilities, current	5,403	7,138
Property, plant and equipment, principally due to differences in depreciation	16,808	16,218
Amortization of goodwill	10,633	14,102
Other long-term liabilities	10,085	2,920

Net deferred tax liabilities	42,929	40,378

Net deferred tax assets less net deferred tax liabilities	$51,126	$36,083

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

18. Commitments

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

19. Extraordinary Item

     In June 2000, the Company purchased $5.0 million of its 6 7/8% Senior Notes due 2008. As a result, the Company recorded an extraordinary gain of $1.5 million, net of tax of $0.9 million, resulting from the difference between the carrying value of the Notes and the purchase price. The purchase was funded by the Company’s Credit Agreement and resulted in a decline in net borrowings.

20. Contingencies

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

21. Worldwide Operations

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

     A summary of information about the Company’s geographic areas is as follows:

	North		Rest of
	America	Europe	World(b)	Eliminations	Total
			(in thousands)
Year Ended March 31, 2003 (Restated, Note 2)
Net sales (a):
External	$249,185	$210,302	$103,259	$—	$562,746
Internal	42,491	96,470	74,527	(213,488)	—
Identifiable assets	379,887	207,655	158,526	(1,083)	744,985
Year Ended March 31, 2002
Net sales (a):
External	$236,785	$185,806	$106,914	$—	$529,505
Internal	58,420	74,481	73,586	(206,487)	—
Identifiable assets	344,668	178,063	174,910	(837)	696,804
Year Ended March 31, 2001
Net sales (a):
External	$245,397	$182,919	$117,116	$—	$545,432
Internal	63,670	65,895	77,708	(207,273)	—
Identifiable assets	330,058	153,738	168,376	(1,713)	650,459

(a)	Net sales are attributed to regions based on the location of SOLA and its subsidiaries’ country or region of domicile.

(b)	The Rest of World consists primarily of Australia, Asia and South America.

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

22. Supplementary Cash Flow Data

	Year Ended March 31,
	2003	2002	2001
	(in thousands)
Supplemental disclosures of cash flow information:
Interest paid	$36,501	$35,389	$32,064

Taxes paid/(received)	$11,158	$8,152	$(4,018)

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures accrued but not paid	$1,053	$10,776	$1,503

SOLA INTERNATIONAL INC.
SUPPLEMENTAL INFORMATION
QUARTERLY FINANCIAL DATA-UNAUDITED
(in thousands, except per share data)

	Quarter Ended
				March 31,
	June 30,	Sept. 30,	Dec. 31,	2003
	2002	2002	2002	Restated, Note 2
Net sales	$135,177	$138,486	$135,241	$153,842
Gross profit	55,416	56,165	56,041	65,429
Operating income	15,028	14,993	14,018	22,823
Net income/(loss)	(5,352)	6,530	(5,238)	8,026
Net income/(loss) per share-basic	(0.22)	0.27	(0.21)	0.33
Net income/(loss) per share-diluted	(0.22)	0.26	(0.21)	0.32

	Quarter Ended
	June 30,	Sept. 30,	Dec. 31,	March 31,
	2001	2001	2001	2002
Net sales	$135,956	$129,444	$126,330	$137,775
Gross profit	54,809	51,088	51,678	56,717
Operating income	11,957	10,097	12,693	17,002
Net income/(loss)	6,678	(4,003)	7,272	9,171
Net income/(loss) per share-basic	0.28	(0.17)	0.30	0.37
Net income/(loss) per share-diluted	0.28	(0.17)	0.29	0.37

S-1

Schedule II

SOLA INTERNATIONAL INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance,	Charged			Balance,
	Beginning	to			End of
Allowance for doubtful accounts	of Period	Expenses	Deductions	Other(1)	Period
Year ended March 31, 2003	$8,395	$1,611	$(1,123)	$89	$8,972

Year ended March 31, 2002	$9,201	$2,317	$(3,106)	$(17)	$8,395

Year ended March 31, 2001	$8,873	$2,992	$(2,391)	$(273)	$9,201

(1)	Other relates primarily to foreign currency translation adjustments.

S-2

INDEX OF EXHIBITS

Exhibit No.	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference (File No. 1-13606)
3.2	Amended and Restated By-Laws of the Company	Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference (File No. 1-13606)
4.1	Rights Agreement dated as of August 27, 1998 between SOLA International Inc. and Bank Boston N.A.	Filed as Exhibit 1 to the Company’s Form 8-A dated August 27, 1998 and incorporated herein by reference (File No. 1-13606)
4.2	Indenture by and between the Company and State Street Bank and Trust Company of California, N.A., as Trustee, with respect to the 67/8% Notes due 2008	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference (File No. 1-13606)
4.3	Officers’ Certificate Related to Terms of Senior Notes	Filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference (File No. 1-13606)
4.4	Indenture dated as of April 17, 2001 by and between the Company and The Bank of New York, as Trustee, with respect to the 11% Notes due 2008	Filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference
4.5	Registration Rights Agreement dated as of April 17, 2001 by and among the Company and UBS AG acting through its business group UBS Warburg, as Initial Purchaser, with respect to the 11% Notes due 2008	Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference
10.1	Purchase Agreement, dated as of September 1, 1993 by and between SOLA Holdings Inc., Pilkington plc and certain of Pilkington plc’s subsidiaries	Filed as Exhibit 10.1 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-68824) and incorporated herein by reference
10.2*	Employment Agreement between SOLA International Inc. and Steven M. Neil, dated as of September 2, 1997	Filed as Exhibit 10.2 to the Company’s Registration Statement, as amended, on Form S-3 (File No. 333-45929) and incorporated herein by reference

Exhibit No.	Description	Reference
10.3*	Confidential Severance Agreement between SOLA International Inc. and Steven M. Neil, dated as of October 13, 1997	Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999 and incorporated herein by reference
10.4	Lease Agreement between Optical SOLA de Mexico and Messrs. Salvadore Luttenroth-Camou and Carlos Lutteroth-Lomeli (including English summary of principal terms)	Filed as Exhibit 10.10 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-68824) and incorporated herein by reference
10.5*	SOLA Investors Inc. Stock Option Plan	Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (File No. 1-13606) and incorporated herein by reference
10.6*	Amendment Number One to SOLA Investors Inc. Stock Option Plan	Filed as Exhibit 10.21 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-87892) and incorporated herein by reference
10.7*	Amended and Restated 1998 SOLA International Inc. Stock Option Plan	Filed as Appendix A to the Company’s Fiscal 1998 Proxy Statement dated June 30, 1998 and incorporated herein by reference (File No. 1-13606)
10.8	Form of Indemnification Agreement between the executive officers and directors of the Company and the Company	Filed as Exhibit 10.24 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-87892) and incorporated herein by reference
10.9*	SOLA International Inc. Management Incentive Plan	Filed as Exhibit 10.25 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-87892) and incorporated herein by reference
10.10*	SOLA Optical 401(k) Savings Plan	Filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-4489) filed with the Commission on May 23, 1996 and incorporated herein by reference
10.11	Trust Agreement entered into as of May 15, 1996 between SOLA Optical USA, Inc. and Chase Manhattan Bank, N.A.	Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-4489) filed with the Commission on May 23, 1996 and incorporated herein by reference

10.12*	Employment Agreement between SOLA International Inc. and Jeremy Charles Bishop, dated as of November 6, 2000	Filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2000 and incorporated herein by reference
10.13*	Confidential Severance Agreement between SOLA International Inc. and Barry J. Packham, dated January 1, 1997	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2002 and incorporated herein by reference
10.14*	Confidential Severance Agreement between SOLA International Inc. and Mark Ashcroft, dated April 6, 2002	Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2002 and incorporated herein by reference
10.15	Credit Agreement dated as of July 26, 2001 among the Company, as Borrower, the Lenders named therein and UBS Warburg LLC, as Sole Lead Arranger, ABN AMRO Bank, N.V. as Syndication Agent and UBS AG, Stamford Branch, as Administrative Agent, and UBS AG Stamford Branch, as Collateral Agent, and Union Bank of California as Documentation Agent.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference
10.16	Amendment No. 1 and Waiver dated as of July 19, 2002 to the Credit Agreement dated as of July 25, 2001 among Sola International Inc., the Lenders named therein, UBS Warburg LLC, as Sole Lead Arranger, UBS AG, Stamford Branch, as an Issuing Bank and as Administrative Agent, ABN AMRO Bank, N.V., as Syndication Agent, UBS AG, Stamford Branch, as Collateral Agent for the Lenders, and Union Bank of California, as Documentation Agent.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference
10.17	Credit Agreement dated as of October 28, 2002 among SOLA International Inc., the Lenders named therein, Union Bank of California, N.A., as Sole Lead Arranger, as an Issuing Bank, as Administrative Agent, and as Collateral Agent for the Lenders.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2002 and incorporated herein by reference

Exhibit No.	Description	Reference
12.1 21.1 23.1 31.1 32.1	Statement regarding ratio of earnings/(loss) to fixed charges

List of subsidiaries of the Company

Consent of PricewaterhouseCoopers LLP,
Independent Registered Public Accounting Firm

Rule 13a-14(a) Certifications

	Section 1350 Certification	Previously filed Previously filed

*Compensatory plan or management agreement