Form 10-K
period 2004-03-31
SOLA INTERNATIONAL INC
filed 2004-06-24
CIK 912088

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

     As of September 30, 2003, the aggregate market value of Common Stock held by non-affiliates was approximately $510,000,000. For purposes of this computation, shares held by directors and executive officers of the registrant have been excluded. Such exclusion of shares held by directors and executive officers is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of June 10, 2004, 32,189,156 shares of the registrant’s common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding. The registrant’s stock is traded on the New York Stock Exchange under the symbol SOL.

     Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SOLA INTERNATIONAL INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

     Our trademarks, service marks and trade names include SOLAOne, AO ProEasy, AO b’Active, AO Compact, Finalite, Percepta, SOLAMax and Spectralite, among others. This report also contains trademarks, service marks, copyrights and trade names of other companies.

PART I

Forward-Looking Information

     Certain of the matters discussed in this report or in the information incorporated by reference may constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can generally be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intentions. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments. These forward-looking statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and our actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all relevant factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Risk Factors”, as well as changes in the regulation of the spectacle lens industry at the federal, state, or foreign level, competitive pressures in the spectacle lens industry and our response to these factors, and general conditions in the economy and capital markets.

     All subsequent written and oral forward-looking statements attributable to SOLA International Inc. and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this report.

Item 1. Business

The Company

     We believe that SOLA International Inc. (“SOLA”, “we”, “our”, “us,” or the “Company”) is a leading designer, manufacturer and distributor of a broad range of spectacle lenses. We hold a strong manufacturing and technology position worldwide in the growing plastic lens segment of this market, and we believe we occupy the global number two market position in terms of volume of plastic lenses sold. We have extensive international presence with sales operations in 27 countries. We do not sell our products directly to the consumer but operate through a variety of distribution systems that include sales to national and international retail chains, sales to independent optometrists and opticians, and sales to independent wholesalers. We offer a diverse range of lens designs and plastic materials. In particular, we are focused on the following four key value-added product segments:

•	progressive lenses, or lenses with a continuous gradient of differentiated corrective power;

•	photochromic lenses, or lenses that have a built-in adjustable tint that changes with the amount of available natural light;

•	coated lenses, which include lenses with anti-reflective coatings and anti-scratch coatings; and

•	high-index specialty plastic lenses that are made from thin and light-weight materials, such as polycarbonate.

     We operate in three primary geographies: North America, Europe and Rest of World (consisting primarily of Australia, Japan, China, and South America), and our primary brands, SOLA and American Optical, are recognized by the trade in most major regions of the world. Our top customers include several of the leading North American and European retail chains, including Wal-Mart, Alain Afflelou, Specsavers, LensCrafters and U.S. Vision, and some of the leading managed care organizations, including Kaiser Permanente and Vision Service Plan.

Our Corporate Information

     We commenced operations in 1960 and were incorporated in Delaware in 1993. Our principal executive offices are located at 10590 West Ocean Air Drive, Suite 300, San Diego, California 92130, and our telephone number is (858) 509-9899. Our website address is www.sola.com.

Industry Background

     Spectacle lenses are made of standard plastic (CR-39) or high-index specialty plastics (including polycarbonate) that are produced from petrochemical-based monomers, or glass. In addition to material, spectacle lenses are differentiated by the type of vision correction, lens design and coatings applied to the lens. There are three primary categories of spectacle lens design, and they include:

•	Single-vision lenses (lenses which have a constant corrective power at all points and are used to correct single refractive vision problems, including myopia (nearsightedness), presbyopia (reading difficulties) and hyperopia (farsightedness));

•	Multifocal lenses (lenses which have more than one corrective power, including bifocal lenses, which have two distinct areas of different corrective power, and progressive lenses, which have a continuous gradient of different corrective power); and

•	Plano lenses (lenses which have no corrective power and are primarily used for protective eyewear, including sunglasses).

     Key highlights of the global spectacle lens market are as follows:

Favorable demographics

     According to the United Nations, the number of people in the age group 45-64 is expected to grow approximately 3% per year worldwide through 2005. This age group is the group primarily affected by presbyopia, a natural aging process that limits the eyes’ ability to focus on near objects. Presbyopia affects the vast majority of people above the age of 45 and is a major source of demand for progressive and other multifocal lenses. We believe that increased interest in healthcare, medical screening and the availability of fashionable spectacle frames, all increase demand for spectacles and hence, spectacle lenses.

Significant barriers to entry

     We have grown our business by continually reinvesting to ensure that we offer our customers a wide range of spectacle lenses to correct the majority of vision defects, in a broad range of materials, with prompt delivery. Through this process we have innovated lens designs and materials, constructed a physical distribution system to virtually all major markets around the world and formed trading relationships with many of the world’s major optical retailers. The cost and time to build the Company to its current position indicates that industry barriers are high and include the following:

•	patented materials and lens designs – we hold many patents that cover lens designs and materials, which limits the scope of competitors and potential competitors;

•	product development expertise — competitors that lack the ability to innovate lens designs and/or materials generally find it difficult to be considered as a primary vendor by their customers;

•	manufacturing know-how across a wide range of lens materials – we manufacture lenses utilizing seven different plastic materials and a range of different types of glass. Without this range of materials, we would be unable to meet the diverse needs of our customer base. Since some of these materials employ significantly different manufacturing processes, competitors may find it both expensive and time consuming to gain manufacturing competency in an equivalent range;

•	vertical integration — many of our products and those of our direct competitors, require secondary fabrication before they can be used by the consumer. This secondary processing is carried out in custom built lens prescription laboratories. Some of the larger retail chains own such laboratories and other laboratories exist that are independently owned. We supply product to both of these customer types, but increasingly carry out the secondary processing in our own network of laboratories that we have established across Europe, the United States of America (“USA”) and parts of Asia Pacific. The cost of establishing these laboratories has been and will continue to be significant, but their operation allows us to distribute to a larger number of customers, increase the value of each lens sold and improve control of product quality;

•	global market presence and distribution capabilities – the majority of our factory output is from facilities we have established in China, Mexico and Brazil. These factories have been in operation for many years and deliver product to a global standard. Their output, along with production output from our other, smaller specialty factories is stored in primary distribution centers that are located in the USA, England, Australia and Brazil. From those distribution centers, internal and external customers in neighboring geographies receive overnight delivery of up to 65,000 different SKU’s. We believe that our supply chain competency is a competitive advantage that would take considerable time and cost for a new competitior to replicate. In addition, our investment in lens processing laboratories further strengthens our competitive position and forms a barrier to new entrants;

•	breadth of product range – the range of lens materials, designs and lens powers that we offer results in approximately 65,000 SKU’s. While we continually seek to minimize a proliferation of SKU’s, we recognize that to participate fully in the global spectacle lens market, we must offer a large choice of product alternatives to our customers to meet their differing requirements. The establishment and maintenance of such a large range may be unappealing to potential new entrants to the market; and

•	recognized and dependable brands within the industry – through effective management of all of the preceding areas, we have established a reputation with our customers for reliability in both products and services, innovation and value. This position has emerged over many years and we believe that it serves as a barrier to new entrants easily acquiring our customer base.

Alternative vision correction treatments have not materially affected the spectacle lens market

     Though other, newer vision care alternatives exist, including contact lenses and laser surgery, they have not had a material impact on the spectacle lens market for the following reasons:

•	contact lens wearers almost always own and buy spectacles for when they are not wearing their contact lenses;

•	the number of laser surgery procedures has not grown as expected and has been relatively stable over the past few years; trade estimates suggest that in the USA, the number of procedures has settled at approximately 1.2 million per year, while our management estimates that currently, approximately 150 million people own eyeglasses; and

•	refractive surgery techniques for the treatment of presbyopia are still experimental and have shown very limited success.

Our Competitive Strengths

     Our extensive experience in the industry and leading global market position enables us to enjoy strengths in our market.

Global presence and geographical diversity

     We believe we hold the number two market position globally in terms of volume of plastic lenses sold. Our primary brands, SOLA and AO, are recognized throughout the world, and we believe global brand recognition is a significant advantage in the highly competitive spectacle lens market. We sell our products to customers in over 50 countries around the world, and our geographically diverse customer base limits our dependence upon any particular customer or geographic region. Our global presence enables us to serve both local customers and the expanding global needs and requirements of our international customers. In addition, our global scope and extensive manufacturing and logistics capabilities enable us to meet customer demand for delivery of a broad range of products in a timely and efficient manner. We have 9 manufacturing facilities on 5 continents, 5 principal distribution centers located on 4 continents and sales operations in 27 countries.

Strength in North American market

     We believe we hold a leading position in terms of volume of lenses sold in North America and we are continuing to expand our prescription laboratory network to drive additional growth in this region. We have demonstrated seven consecutive quarters of year-over-year revenue growth in North America in excess of at least six percent, with the quarter ended March 31, 2004 demonstrating year-over-year revenue growth of six percent. Over the past three years, we have acquired or opened eight prescription laboratories in the U.S. The addition of these prescription laboratories, supported by strengthened marketing programs, improved supply chain management and the launch of new products, has increased our reach in the channel and helped drive North American revenue growth.

Strong direct-to-retail business in Europe

     Although the U.S. market is the single largest spectacle market in the world, we benefit from our global diversity and, specifically, from our strong operations in Europe. The growth and success of our direct-to-retail business in Europe are driven by our experienced commercial teams across the region which are supported by our vertically integrated network of prescription laboratories. We have eight primary prescription laboratories in Europe, which allow us to directly meet the needs of the eyecare professionals in those markets. Additionally, we believe that these laboratories will enable us to introduce new products at a faster pace.

Significant sales of valued-added products

     We focus our efforts on value-added products, including products that have advanced design characteristics such as Progressive Addition Lenses, lens coatings and treatments such as Teflon Easycare Lenses, lenses made of thin and light-weight materials such as polycarbonate or Finalite, and photochromic lenses that react to sunlight such as Transitions lenses. These products accounted for approximately 73% and 71% of our net sales for the fiscal years ended March 31, 2004 and 2003, respectively. We believe the quality and breadth of our value-added products enable us to strengthen relationships with existing customers and develop relationships with new customers.

Research and development expertise

     We believe that we are a technological leader in the plastic lens segment of the spectacle lens market, with particular expertise in the development of new lens materials and designs. We have devoted significant resources to the research and development of new products and technology and have successfully developed and marketed a number of innovative new products. Most notable are our progressive lens designs, including Percepta, SOLAMax, AO Compact and AO b’Active and our recently introduced AO ProEasy and SOLAOne, and our proprietary thin and light-weight materials, Spectralite and Finalite. In addition, we developed a high performance lens coating, launched in December 2002, that is marketed under the DuPont™ Teflon® brand as Teflon® EasyCare lenses. We are also developing technology to supply customized progressive lenses to our customers. Our technical expertise is demonstrated further by our receipt of numerous Optical Laboratory Association awards for technical design excellence.

Strength in the growing chain retail channel

     We believe that we hold a strong market position in terms of volume of plastic lenses sold in the North American and European chain retail channel. We have established our strong position in these channels by providing a broad product portfolio, differentiated new products, timely delivery and a commitment to product quality, technical support and customer education. We work with most major retail chains in North America, including Wal-Mart, LensCrafters and U.S. Vision. In Europe, large retail chains such as Alain Afflelou, Grand Vision, Specsavers, and Wal-Mart are significant customers. We expect to continue to gain revenue growth in the chain retail channel as more customers gravitate toward national retailers due to pricing and convenience.

Experienced management team

     Our senior management team is led by President and Chief Executive Officer Jeremy C. Bishop, who has substantial experience in the vision care sector. Mr. Bishop has spent the majority of his career in the vision care industry and has worked in numerous geographies, where he has held management positions with companies operating retail chains, optical laboratories and mass manufacturing and distribution facilities. Prior to his appointment as President and Chief Executive Officer in April 2000, Mr. Bishop served as President of American Optical Lens Company, a subsidiary of ours since its acquisition in 1996. Under Mr. Bishop’s leadership, we have reduced operating expenses as a percentage of net sales, reorganized our supply chain and manufacturing base, expanded our direct to retail business, and improved our financial performance. Mr. Bishop and his senior management team have fostered a new culture geared toward simplification of our business model, strengthened sales and marketing, increased focus on new product development, continued cost reduction and enhanced cash flow generation.

Our Strategy

     Our strategy is to enhance our strong market position and to increase net sales and cash flow by increasing the volume and value of products that we process in our owned prescription laboratories while serving those customers who operate their own prescription laboratories with a fast, reliable flow of factory products through our established distribution system, at the lowest possible cost; underpinning all of this through the continual innovation of new products and technologies.

Capitalize on positive demographic trends affecting the vision care industry

     We believe that we are well positioned to benefit from the positive demographic changes expected to take place in our markets. According to the United Nations, the number of people in the age group 45-64 is expected to grow approximately 3% per year through 2005. This age group is the group primarily affected by presbyopia, a natural aging process that limits the eyes’ ability to focus on near objects. Presbyopia affects the vast majority of people above the age of 45 and is a major source of demand for our progressive and other multifocal lenses. Progressive lenses provide a continuous gradual change in the power from eye level to the bottom of the lens, providing the most natural vision for presbyopic patients. We believe our leading position in the design and manufacture of progressive lenses positions us favorably to realize the benefit of this demographic trend. We have recently introduced two new progressive lens products, and we will continue to focus on the further development and enhancement of our progressive lens designs. For younger persons with vision defects, we anticipate stability in the market as declining birth rates in some geographies are offset by improved screening and higher penetration rates. Further, continuous improvements in the range of lenses and lens treatments that are available are increasing the value of the market for all age groups and many geographies.

Focus on marketing, sales and distribution

     We develop and manage our marketing strategy on a centralized basis while employing local sales and marketing implementation and tactics. We market our two primary brands, SOLA and AO, in most major regions of the world. We differentiate our products from those of our competitors through innovative lens designs, materials and coatings targeted to meet customer needs. For instance, in April 2002 we announced a global licensing agreement with DuPont Fluoroproducts under which we market a newly developed high performance coating for ophthalmic lenses using the DuPont™ Teflon® brand. We seek to expand our market share by further developing trade brand recognition for our products and increasingly marketing to our customers the advantages of our value-added products. In addition, we intend to continue with the expansion of our direct-to-retail business through our prescription laboratory network, derive growth by further developing partnerships with chain retailers, and support the growth of independent laboratories, all through focusing marketing expenditures on target products, services, markets and accounts. Our marketing efforts are intended to help us compete on the basis of quality and service rather than price.

Expand prescription laboratory network

     Approximately 24 months ago, we launched an initiative to increase our presence and strengthen our position in the wholesale distribution (independent prescription laboratory) channel, primarily in the North American market. Since the beginning of fiscal 2003, we have invested approximately $35 million for the acquisition of certain net assets and/or stock of seven prescription laboratories located in the U.S. The acquisition of these businesses will play an important role in helping us to realize our objectives with independent retailers. Our continued focus on supplying value-added products requires that we possess a robust distribution system for their delivery. Laboratories, both wholly owned and independent, are a vital component of that solution. We currently have twenty-eight prescription laboratories, including eight in the U.S., and we intend to pursue additional acquisitions of prescription laboratories in the U.S. and overseas.

Introduce new products

     We invest significant resources in the development of new and innovative products. Over our history, we have successfully developed and marketed a number of innovative products. Most notable are our progressive lens designs, including Percepta, AO Compact, SOLAMax, AO b’Active and our recently introduced AO ProEasy and SOLAOne, and our proprietary thin and light-weight materials, Spectralite and Finalite. In addition, in April 2002 we announced a global licensing agreement with DuPont Fluoroproducts under which we market a newly developed high performance coating for ophthalmic lenses using the DuPont™ Teflon® brand. We have also developed a range of progressive products and associated dispensing tools that enable our customers to deliver progressive lenses that are both design and prescription customized. These designs are direct-cut onto lens blanks using proprietary third generation and polishing technologies.

Improve cash flow performance

     We are focused on executing key business fundamentals and managing our business for improved financial performance, including cash flow generation. During fiscal 1999 through the end of fiscal 2001, we implemented strategic initiatives aimed at streamlining and standardizing our operations globally. The initiatives had the following major objectives:

•	To shift production of high-volume, standard products from higher-cost manufacturing facilities in the United States, Australia and Ireland to low-cost manufacturing sites in Mexico, China and Brazil;

•	To consolidate manufacturing expertise at fewer production facilities;

•	To standardize product specifications globally; and

•	To streamline distribution and logistics operations.

     We believe that these initiatives have resulted in cost reductions, lower working capital investment, a more efficient distribution network, and improved cash flow while maintaining or improving our customer service levels. Other actions to improve profitability included developing global information technologies that enable us to manage global inventories and demand.

     During fiscal 2004, management implemented a plan to further efforts initiated under the fiscal 1999 strategic initiatives. Charges incurred under these new initiatives totaled $13.7 million during the year ended March 31, 2004, and related primarily to work force reductions, facility closures and asset impairment. Management expects to incur additional charges of approximately $3 million through September 2004 primarily related to facility closures, workforce reductions and asset impairment in Asia and Europe. Initiatives to improve the efficiency of the business are always being evaluated. Therefore, it is possible that future initiatives may be contemplated resulting in additional charges.

Products

     We focus primarily on value-added products, including products with advanced design characteristics (such as progressive lenses), lens coatings and treatments (such as photochromic and anti-reflection coated lenses) and thin and light-weight materials (such as polycarbonate). We manufacture lenses using both plastic and glass materials, with plastic lenses generating approximately 96% of our lens sales. Our plastic lens materials are comprised of the following:

•	conventional hard resin plastic (including CR-39);

•	high-index specialty materials including Finalite, Spectralite and 1.67; and

•	polycarbonate, a thin and light-weight high-index specialty material with greater impact resistance.

     High-index lenses provide significant advantages over standard plastic or glass lenses. High-index lenses are thinner and often lighter, providing the wearer with improved comfort and cosmetics. The term “index” refers to the “index of refraction”, or degree to which the lens refracts light. A higher index of refraction enables the material to bend light to a greater degree and requires less curvature in the lens to achieve a specific prescription power. Polycarbonate is an increasingly used material that provides a thin and light substrate with high impact resistance.

     We also market and produce a variety of lens coatings and treatments that significantly enhance the performance of our lens products. These coatings and treatments include:

•	anti-scratch coatings that prolong the life of our lenses;

•	anti-reflective coatings that allow more light to pass through the lens for improved vision; and

•	photochromic treatments that darken the lens when it is exposed to direct sunlight.

     Our key product categories are highlighted below:

Progressive Lenses

     Progressive lenses are best-suited to correct presbyopia, a natural aging process that limits the eyes’ ability to focus on near objects. Presbyopia is the principal driver behind the need for multi-focal vision correction, and it affects a majority of individuals over the age of 45. Progressive lenses have no visible lines and provide a gradual change in power from eye level to the bottom of the lens. Our most notable progressive lenses are Percepta, AO Compact, SOLAMax and AO b’Active. In addition, we have recently introduced two new progressive lenses, AO ProEasy and SOLAOne.

Photochromic Lenses

     Photochromic lenses are available in almost every lens style, and most have built-in scratch-resistance and ultraviolet protection. This market represents a niche market where we have achieved strong growth. Our primary photochromic product, Transitions, has a built-in adjustable tint that changes with the amount of available natural light. In bright sunlight, the lenses darken, and indoors, they become clear.

     Advanced Coatings—Teflon® EasyCare lenses

     In April 2002, following an extensive internal research and development program, we announced a global licensing agreement with DuPont Fluoroproducts for a high performance coating for ophthalmic lenses using the DuPont™ Teflon® brand. Our Teflon® EasyCare lenses are anti-scratch, anti-reflective, anti-static, hydrophobic coated lenses, and they offer the wearer cosmetic elegance, enhanced clarity and easy maintenance.

High-Index Specialty Plastics

     We manufacture several high-index specialty plastic lens materials, including polycarbonate, 1.67, Spectralite and Finalite 1.6. Spectralite and Finalite 1.6 are proprietary materials developed by our internal research and development group. In addition, we have substantial polycarbonate manufacturing capacity following the expansion of our polycarbonate capabilities in our Rhode Island and Tijuana, Mexico facilities.

Marketing and Sales

     Our sales offices are located in 27 countries worldwide. As of March 31, 2004, there were approximately 778 employees involved in our sales and marketing efforts. Our sales and marketing expenditures for fiscal 2004 were $116.9 million, representing 18% of net sales. We differentiate our products from those of our competitors through lens designs, materials and coatings targeted to meet customer needs. We seek to expand our market share by developing trade brand recognition for our products, continuing to develop partnerships with chain retailers, expanding our direct to retail business through our prescription laboratories and through independent laboratories, focusing our marketing expenditures on target markets and accounts and marketing to customers the advantage of higher margin, value-added products. Our marketing efforts are intended to help us compete on the basis of product breadth, quality and service rather than price.

     We continue to develop our two primary brands, SOLA and AO, and to position them throughout the world. Under each of these brands, we will continue to market a portfolio of products designed to meet the lifestyle needs of consumers worldwide. Key brands of ours recognized by the trade throughout the world include SOLAOne, AO ProEasy, Percepta, AO Compact, SOLAMax and AO b’Active.

Distribution

     We market and distribute our spectacle lens products globally through three primary channels:

•	national chain retail;

•	small and medium retail outlets; and

•	wholesale distributors (i.e., independent processing laboratories).

     In the United States, we also sell directly to managed care organizations, a growing segment of the spectacle lens market. In addition, we place particular emphasis on our vertically integrated prescription laboratory network. This network has served customers in Europe for many years and is now being extended into North America to service independent retailers in this important market.

Customers

     During fiscal 2004, our ten largest customers accounted for 26% of net sales, and our largest customer accounted for less than 6% of net sales. During fiscal 2004, five of our ten largest customers were located in North America and accounted for 12% of net sales. For the year ended March 31, 2004, sales to our top 20 customers, excluding competitors, increased by 7% as compared to the prior year.

Manufacturing Operations

     We currently operate nine facilities, three primary and six specialized manufacturing sites worldwide. Recent strategic initiatives included shifting production of high-volume, standard products from the U.S., Australia and Ireland to low-cost manufacturing sites in Mexico, China and Brazil while maintaining complex production at the Australian and Irish sites. This transfer of production was facilitated by a global product standard specifications project.

Research

     We continue to invest in research in order to introduce new and innovative products. As of March 31, 2004, there were 89 employees involved in our research efforts. Our research expenditures for fiscal 2004 were $9.4 million, representing 1.4% of net sales, for fiscal 2003 were $12.2 million, representing 2.2% of net sales, and for fiscal 2002 were $13.1 million, representing 2.5% of net sales. Our primary research center is located in Lonsdale, Australia.

     Our research focuses on the design and development of higher margin, value-added products and on technology that will support or facilitate the sale of our products by the retailer.

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

     We attempt, to the extent possible, to counter competition on the basis of price by focusing on providing a rapid response to orders, maintaining high fill rates, developing differentiated new products and educating processing laboratories and eyecare practitioners on the benefits of our lenses and coatings. Our future performance is dependent on our continuing ability to develop and market new products, the quality of our products, and the effectiveness of our supply chain.

     In addition to direct competition from other manufacturers of eyeglass lenses, we compete indirectly with manufacturers of contact lenses and providers of medical procedures for the correction of visual impairment.

Patents, Trademarks & Licenses

     We seek to protect our intellectual property throughout the world. As of March 31, 2004, we had filed, or applied for, patents for 74 discrete inventions or technologies. Many of our patents have been filed in multiple countries, and they include 65 patents, or patent applications, filed in the United States. We have been granted, or are licensed to use, 1,030 trademarks in various countries, representing rights to 255 discrete names. These include 80 trademarks granted in the United States. Further, there are 68 trade names under application by us. We do not believe that we are dependent on any particular patent, trade secret or similar intellectual property. Because of our manufacturing, marketing and distribution strengths, we believe that the loss of any individual trademark, trade secret or patent would not have a material adverse effect on our results of operations or financial condition.

Employees

     As of March 31, 2004, we had 6,634 employees throughout the world. The majority of our employees are not represented by labor unions. We consider our labor relations to be good and there have been no significant labor disputes in the past ten years.

Strategic Initiatives

     Up to 1998, our organization had been managed on a decentralized basis with each operating unit having its own manufacturing facilities, distribution centers and inventory management systems. This decentralized approach resulted in excess manufacturing capacity, redundant facilities in high cost regions and excessive distribution centers. In the third quarter of fiscal 1999, we initiated a strategic operating review designed to streamline manufacturing and distribution, reduce operating costs worldwide and write-off inventory SKUs that are no longer being manufactured. In April 2000, Jeremy Bishop was appointed President and Chief Executive Officer. Following his appointment, Mr. Bishop expanded the scope of our strategic review program and accelerated the implementation of our strategic initiatives begun in 1999.

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

     During fiscal 2004, management implemented a plan to further efforts initiated under the fiscal 1999 strategic initiatives. Charges incurred under these new initiatives totaled $13.7 million during the year ended March 31, 2004, and related primarily to work force reductions, facility closures and asset impairment. Management further expects to incur additional charges of approximately $3 million through September 2004 primarily related to facility closures, workforce reductions and asset impairment in Asia and Europe. Initiatives to improve the efficiency of the business are always being evaluated. Therefore, it is possible that future initiatives may be contemplated resulting in additional charges.

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

     Our manufacturing processes generally use non-hazardous chemicals where feasible. Certain processes use a variety of volatile and other hazardous substances. Where practical, we have been reducing the use of these chemicals. Where the use of hazardous materials is essential, manufacturing processes are developed within compliance of local, national, and international environmental regulations which minimize the use of these chemicals and which comply with relevant safety and environmental standards. We have also developed programs to eliminate use of chlorinated hydrocarbons and chlorofluorocarbons, or CFCs, in our manufacturing processes. Our current use of these substances is minimal in our operations.

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

Financial Information About Geographic Areas

     For information about our geographic areas, see Note 18 of Notes to Consolidated Financial Statements.

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

Item 2. Properties

     Our principal properties are set forth in the following table:

	Owned or
Region and Location	Leased	Principal Operations	Square Footage
North America
Tempe, AZ	Leased	Laboratory	10,000
San Diego, CA	Leased	Corporate Offices; Distribution Center	130,336
Petaluma, CA	Leased	Sales and Marketing	120,480
Clearwater, FL	Leased	Manufacturing	8,960
Iowa City, IA	Leased	Laboratory	150,570
Sheldon, IA	Leased	Laboratory	2,100
Hebron, KY	Leased	Laboratory; Distribution Center	4,584
Southbridge, MA	Leased	Research and Development; Sales Office	22,492
Troy, MI	Leased	Laboratory	22,772
Baltimore, MD	Leased	Laboratory	9,600
Independence, MO	Leased	Laboratory	4,000
Portland, OR	Owned	Laboratory	12,300
Warwick, RI	Leased	Manufacturing; Sales and Administrative Offices	50,581
Roanoke, VA	Leased	Laboratory	10,095
Tijuana, Mexico	Leased	Manufacturing	279,189
Mexico City, Mexico	Leased	Laboratory and Sales Office	33,000
Europe
Ghent, Belgium	Leased	Laboratory; Sales and Marketing	4,800
Copenhagen, Denmark	Leased	Sales Office	948
Goetzenbruck, France	Owned	Manufacturing	89,029
Fougeres, France	Both	Laboratory; Sales and Marketing	54,530
Wexford, Ireland	Owned	Manufacturing; Laboratory	129,168
Varese, Italy	Leased	Laboratory; Manufacturing; Sales and Marketing	118,404
Setubal, Portugal	Leased	Laboratory	19,967
Birmingham, UK	Leased	Laboratory; Sales and Marketing; Administrative Offices	44,500
London, UK	Leased	Sales and Marketing; Distribution Center;	27,660
Basel, Switzerland	Owned	Sales Office	9,236
Barcelona, Spain	Leased	Sales Office	5,081
South America
Buenos Aires, Argentina	Owned	Sales Office	4,642
Petropolis, Brazil	Owned	Manufacturing; Sales and Marketing; Distribution Center; Administrative Offices	222,729
Villa de Cura, Venezuela	Owned	Manufacturing	37,000
Asia
Kowloon Bay, Hong Kong	Leased	Sales Office	18,893
Guangzhou, China	Both	Manufacturing; Laboratory, Administrative Office	136,606
Osaka, Japan	Leased	Laboratory; Sales and Marketing	3,433
Singapore	Leased	Manufacturing; Sales and Marketing; Laboratory	39,534
Selangor, Malaysia	Leased	Sales and Marketing; Laboratory	9,025
Australia
Lonsdale, Australia	Both	Manufacturing; Research and Development; Laboratory; Sales, Marketing and Distribution Center; Administrative offices	206,852
Auckland, New Zealand	Leased	Laboratory and Sales	4,345

     Our corporate headquarters and certain of our manufacturing and distribution operations are located near major earthquake faults. Operating results could be materially affected in the event of a major earthquake. We are predominantly self-insured for losses and interruptions caused by earthquakes.

     For further information concerning our leased properties, see Note 16 of Notes to Consolidated Financial Statements. Our operating leases have expirations ranging from 2005 to 2014. While we do not anticipate any difficulties in renewing or replacing such leases as they expire, we cannot be certain that we can do so. We believe that our manufacturing capacity is sufficient for our current and anticipated future needs.

Item 3. Legal Proceedings

     We are involved in routine litigation incidental to our business. We believe that this routine litigation will not have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the last quarter of fiscal 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Public Market for Common Stock

     Our common stock trades on the New York Stock Exchange under the symbol “SOL”. The following table sets forth the range of high and low reported sale prices of the common stock on the New York Stock Exchange Composite Tape for the fiscal quarters indicated.

	High	Low
Fiscal Year Ended March 31, 2004:
First Quarter ended June 30, 2003	$18.20	$12.22
Second Quarter ended September 30, 2003	18.42	15.40
Third Quarter ended December 31, 2003	19.89	15.82
Fourth Quarter ended March 31, 2004	23.54	18.68
Fiscal Year Ended March 31, 2003:
First Quarter ended June 30, 2002	$15.25	$8.90
Second Quarter ended September 30, 2002	11.50	7.61
Third Quarter ended December 31, 2002	13.99	8.81
Fourth Quarter ended March 31, 2003	13.10	10.10

     On November 24, 2003, we issued 6.9 million shares of common stock at $17.50 per share for gross proceeds of $120.7 million.

     On June 10, 2004, the closing price per share of our common stock on the New York Stock Exchange was $19.33. As of June 10, 2004, we had 266 holders of record of our common stock, which excludes beneficial owners of common stock held in “street name.”

     We have not declared or paid any cash dividends on our common stock since December 1993. The Indenture governing our 6 7/8% Senior Notes restricts and limits the payment of dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings for the development and expansion of our business.

Item 6. Selected Financial Data

     We derived the following selected statement of operations data for the five fiscal years in the period ended March 31, 2004 and the balance sheet data as of March 31, 2004, 2003, 2002, 2001 and 2000 from our audited consolidated financial statements. You should read the financial data set forth below in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have reclassified certain prior year items to conform with the current year’s presentation. The reclassifications had no impact on total assets or net income.

	Fiscal Year Ended March 31,
	2004(1)	2003	2002	2001(4)	2000(5)
	(in thousands, except per share data)
Statements of Operations Data
Net sales	$650,109	$562,746	$529,505	$545,432	$543,445

Net income/(loss)	$(13,480)	$3,966	$19,118	$(66,528)	$741

Earnings/(Loss) Per Share Data, Basic
Net income/(loss)	$(0.49)	$0.16	$0.79	$(2.77)	$0.03

Weighted average common shares outstanding	27,337	24,573	24,067	24,049	24,887

Earnings/(Loss) Per Share Data, Diluted
Net income/(loss)	$(0.49)	$0.16	$0.78	$(2.77)	$0.03

Weighted average common and dilutive securities outstanding	27,337	24,856	24,583	24,049	25,069

	As of March 31,
	2004(2)	2003(3)	2002	2001	2000
Balance Sheet Data	(in thousands)
Total assets	$848,437	$744,985	$696,804	$662,375	$715,033
Long-term debt, less current portion	275,450	324,204	278,245	254,910	209,234
Total stockholders’ equity	395,341	264,360	261,362	235,375	327,802

(1)	In fiscal 2004, we recorded restructuring and impairment charges of $16.7 million, or $12.6 million, net of tax, related to charges for workforce reductions, facility closures and asset impairments. See Note 12 of Notes to Consolidated Financial Statements.

(2)	The reduction in long-term debt during fiscal 2004 was a result of our recapitalization, which included the replacement of our existing $90 million credit facility with a new credit facility, consisting of a six-year $175 million term loan and a five-year $50 million revolving credit facility; and a tender offer and consent solicitation with respect to our EUR 205.0 million principal amount of 11% Senior Notes due 2008. See Notes 8 and 9 of Notes to Consolidated Financial Statements.

(3)	Increase in long-term debt from fiscal 2002 to fiscal 2003 is due primarily to the strengthening of the Euro versus the U.S. Dollar. Utilizing the exchange rate as of March 31, 2002, long-term debt, less current portion at March 31, 2003, would have been $279.2 million, an increase of $1.0 million from the prior year.

(4)	In fiscal 2001, we recorded special charges of $91.1 million and inventory write-offs of $25.6 million, or $79.3 million, net of tax. Included in net income for fiscal 2001 is amortization of goodwill of $4.5 million, net of tax. Beginning in fiscal 2002, goodwill was no longer being amortized into expense.

(5)	In fiscal 2000, we recorded special charges of $22.3 million and inventory write-offs of $7.2 million, or $20.4 million, net of tax. Included in net income for fiscal 2000 is amortization of goodwill of $4.1 million. Beginning in fiscal 2002, goodwill was no longer being amortized into expense.

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

Overview

     We believe we are a leading designer, manufacturer and distributor of a broad range of spectacle lenses. We hold a strong manufacturing and technology position worldwide in the growing plastic lens segment of this market, and we believe we occupy the global number two market position in terms of volume of plastic lenses sold. We have extensive global presence with sales operations in 27 countries. We do not sell our products directly to the consumer but operate through a variety of distribution systems that include sales to national and international retail chains, sales to independent optometrists and opticians, and sales to independent wholesalers. We focus our efforts on products with advanced design characteristics, lens coatings and treatments and thin and light weight materials.

     We operate in three primary geographies: North America, Europe and Rest of World (consisting primarily of Australia, Japan, China, and South America), and our primary brands, SOLA and American Optical, are recognized by the trade in most major regions of the world. Our top customers include several of the leading North American and European retail chains, including Wal-Mart, Alain Afflelou, Specsavers, LensCrafters and U.S. Vision, and some of the leading managed care organizations, including Kaiser Permanente and Vision Service Plan. For the fiscal year ended March 31, 2004, we generated approximately 41.7% of our net sales from North America, 40.0% from Europe and 18.3% from Rest of World.

     Our business is somewhat seasonal, with fiscal third quarter results generally weaker than the other three quarters. Fiscal fourth quarter results are generally the strongest.

     We have restated our 2003 financial statements to correct a computational error in the fiscal 2003 tax provision. As a result of the restatement, the tax provision for fiscal 2003 has been reduced by $2.4 million. These adjustments affect previously reported amounts of net income and earnings per share for fiscal 2003 as a result of the reduction in the 2003 tax provision.

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

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts for losses that we estimate will arise from our customers’ inability to make required payments. We make our estimates of the uncollectibility of our accounts receivable by analyzing historical bad debts, specific customer credit worthiness, transaction history with the customer and current economic trends. At March 31, 2004, the allowance for doubtful accounts was $8.7 million and, at March 31, 2003, it was $9.0 million. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. In fiscal 2004, our bad debt expense was $1.4 million compared to $1.6 million in fiscal 2003 and $2.3 million in fiscal 2002.

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

Impairment of Goodwill

     We account for our goodwill under Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

Determining Functional Currencies for the Purpose of Consolidation

     In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States Dollars. This process results in foreign exchange translation gains and losses, which, under the relevant accounting guidance, are either included within the statement of operations or as a separate part of our net equity under the caption “accumulated other comprehensive loss.”

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

     If any subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive loss. However, if the functional currency is deemed to be the United States Dollar or a currency other than the local currency, then any gain or loss associated with the translation of these financial statements would be included within our statement of operations. If we dispose of any of our subsidiaries, any cumulative translation gains or losses included in accumulated other comprehensive loss would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary, any translation gains or losses arising after the date of change would be included within our statement of operations.

     Based on our assessment of the factors discussed above, we consider the relevant subsidiary’s local currency to be the functional currency for our international subsidiaries. Accordingly, we had cumulative translation losses of approximately $23.5 million and $48.1 million that were included in accumulated other comprehensive loss within our balance sheet at March 31, 2004 and 2003, respectively. During fiscal 2004, 2003 and 2002, translation adjustments of $24.5 million, $1.7 million and $3.3 million, respectively, were included in accumulated other comprehensive loss. Had we determined that the functional currency of our subsidiaries was the United States Dollar or a currency other than the local currency, these adjustments would have increased our net income/(loss) for each of the years presented.

     The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies in which we transact business against the United States Dollar. These currencies include the Japanese Yen, Euro, Pound Sterling, Mexican Peso and Australian and Canadian Dollars. Any future translation gains or losses could be significantly higher than those noted in each of these years.

Revenue Recognition

     We recognize revenue pursuant to applicable accounting standards, including Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements. SAB 104 summarizes certain of the SEC staff’s views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

     Revenues include sales of merchandise inventory to outside customers, including shipping and handling fees charged to customers, and other fees associated with our vision care laboratories.

     Revenue from merchandise sales, net of estimated returns and allowances, is recognized when the related goods are shipped to the customer (FOB shipping point contract terms), as our significant obligations have been satisfied, title and risk of loss has passed to the customer and collectibility is probable. We do not maintain insurance to cover risk of loss while products are in transit for those products sold to customers under FOB shipping point contract terms. Remaining sales are recorded at the time of customer receipt under FOB destination contract terms.

     Our return policy generally allows for return of product up to 90 days from the date of purchase, but may vary based on local country standards. Since many of the merchandise sales are accompanied with the right of return, a provision for estimated returns on sales is made at the time of sale based on historical experience in accordance with Statement of Financial Accounting Standards No. 48, “Revenue recognition When Right of Return Exists”. Due to the nature of our business of selling spectacle lenses, our warranty liability exposure is minimal and is included as part of the provision for merchandise returns and allowances.

     We have various programs that allow certain customers to earn credits, rebates or discounts based on their accumulated purchases. These credits, rebates or discounts are recognized as a reduction of revenue based on the rebates earned and the estimated future redemptions or payments in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)". The cumulative liability for unredeemed rebates is adjusted over time based on actual experience and trends with respect to program compliance.

     Shipping and handling fees charged to customers are included in net sales in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” and the related costs of $30.8 million, $30.1 million and $32.6 million for fiscal 2004, 2003 and 2002, respectively, are included in selling and marketing expenses.

     We do not have post shipment obligations, customer acceptance, price protection or special arrangements with any of our distributors or other customers. Our accounting for revenue is consistently applied across all of our distribution channels.

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

     In addition, we use forward exchange contracts to hedge certain purchases and sales commitments and the related payables and receivables, including other third party or intercompany foreign currency transactions. Hedged transactions are denominated primarily in European currencies, Australian Dollar, Mexican Peso and Japanese Yen. Gains and losses due to rate fluctuations on these transactions are recognized in the same period as the items being hedged and are recorded as a foreign currency gain or loss. Cash flows related to these gains and losses are reported as operating or financing activities in the accompanying consolidated statements of cash flows depending on the nature of the hedged item. The counterparties to these contracts are substantial and credit worthy multinational commercial banks. The risks of counterparty nonperformance associated with these contracts are not considered to be significant.

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

Results of Operations

Fiscal 2004 Compared to Fiscal 2003

Net Sales.

     Our net sales were $650.1 million in fiscal 2004, reflecting an increase of $87.4 million or 15.5% from $562.7 million in fiscal 2003. Using constant exchange rates, net sales increased by 6.6%. The increase in net sales was primarily in our European and North American regions. Net sales in the European region increased primarily due to growth from our prescription laboratory network in France, Italy and Spain that was partially offset by weaker results from our wholesale businesses in Germany and the U.K. The increase in North America was primarily due to our sales and marketing initiatives, improved product portfolio and increased prescription laboratory presence. The increase in net sales in the Rest of World region were primarily due to increases in South America and the effect of the weakening U.S. Dollar against the Australian Dollar. Excluding the effect of foreign currency, the increase in net sales in South America was offset by sales declines in Australia and Asia. Net sales performances by region were as follows:

•	North America increased by $21.9 million or 8.8%;

•	Europe increased by $50.0 million or 23.8%; and

•	Rest of World increased by $15.4 million or 14.9%.

     Using constant exchange rates, the regional performances were as follows:

•	North America increased by 9.1%;

•	Europe increased by 6.2%; and

•	Rest of World increased by 2.1%.

     The following table presents the reconciliation of constant currency results to as reported results (in millions except percentage data):

	Net sales, as		Adjusted net sales	Net sales, as
	reported for the		for the twelve	reported for the
	twelve months ended	Constant Currency	months ended March	twelve months ended
Region	March 31, 2003	Adjustment	31, 2003	March 31, 2004	Percent increase
North America	$249.2	$(0.6)	$248.6	$271.1	9.1%
Europe	210.3	34.8	245.1	260.3	6.2%
Rest of World	103.3	12.9	116.2	118.7	2.1%

Total	$562.8	$47.1	$609.9	$650.1	6.6%

Gross Profit and Gross Margin.

     Our gross profit totaled $264.0 million for fiscal 2004 compared to gross profit of $233.1 million for fiscal 2003, an increase of $30.9 million or 13.3%. Gross profit as a percentage of net sales or gross margin decreased to 40.6% for fiscal 2004 from 41.4% for fiscal 2003. Our gross margins depend principally on our manufacturing costs and product and customer mix. Product gross margins can vary from below 15% to over 70%. Customer gross margins typically range from 20% to 50%, depending on the mix of products sold, the quantity sold and the overall trading conditions applied to those sales. The primary drivers of manufacturing costs are productivity, energy and labor costs, and plant depreciation. We continually adjust the volume and mix of our factory output to match changes in overall customer demand, changes in the product mix that result from marketing initiatives and the launch of new products. These routine adjustments enable us to control and minimize our investment in finished goods inventories but result in the production cost of an individual SKU varying from period to period. These periodic changes in cost are reflected in gross margin when the product is sold.

Operating Expenses.

     Our operating expenses in fiscal 2004 totaled $190.4 million compared to $166.2 million for fiscal 2003. This increase was related primarily to the inclusion of $16.7 million related to charges associated with strategic initiatives and related work force reductions, facility closures and asset impairments as discussed below. Excluding the impact of charges of $16.7 million associated with strategic initiatives and asset impairments, operating expenses for fiscal 2004 were $173.7 million versus $166.2 million the same period a year ago. Operating expenses for fiscal 2004 and 2003 as a percentage of net sales were 33.0% and 29.5%, respectively. Excluding the impact of charges associated with strategic initiatives and asset impairments, which amounted to 6.3% of net sales for fiscal 2004, operating expenses as a percentage of net sales were 26.7% and 29.5% for fiscal 2004 and 2003, respectively. Research and development expenses were $9.4 million or 1.4% of net sales in fiscal 2004 and were $12.2 million or 2.2% of net sales for fiscal 2003. The decrease of $2.8 million or 23.3% in our research and development expenses was due to reduced spending and headcount reductions associated with the strategic initiatives implemented in fiscal 2004. Selling and marketing expenses were $116.9 million or 18.0% of net sales in fiscal 2004 and were $106.9 million or 19.0% of net sales in fiscal 2003. The increase in selling and marketing expenses was due primarily to increased sales and marketing initiatives associated with new products during fiscal 2004. Our general and administrative expenses were $64.2 million in fiscal 2004 and include the $16.7 million of restructuring and impairment charges noted above. Excluding these restructuring and impairment charges, general and administrative expenses were $47.5 million in fiscal 2004 and $47.1 million in fiscal 2003, an increase of $0.4 million or 0.8%. General and administrative expenses increased 36.3% in fiscal 2004 compared to the prior year and decreased 1.5%, excluding fiscal 2004 restructuring and impairment charges and fiscal 2003 curtailment of the domestic pension fund. As a percentage of net sales and excluding restructuring and impairment charges, general and administrative expenses decreased to 7.3% for fiscal 2004 compared to 8.4% for fiscal 2003. We continue to place a high level of attention on the management of operating expenses and anticipate that cost containment will continue for future periods.

     During fiscal 2004, we recorded net pre-tax restructuring charges of $13.7 million related primarily to work force reductions, facility closures, asset impairments and other initiatives. Included in the workforce reductions were 209 employees from manufacturing, 73 employees from sales and marketing, 15 employees from administration, and 42 employees from research and development.

     Impairment charges associated with restructuring related activities resulting from asset write-downs totaled $2.8 million in fiscal 2004 due to facility reductions. These charges primarily related to equipment write-downs in Europe and Asia.

     The following table presents details of the restructuring charges for fiscal 2004, 2003 and 2002 and related liabilities associated with the strategic initiatives as of March 31, 2004, 2003 and 2002 (in thousands):

	Workforce	Facility
	Reductions	Closures	Impairments	Other	Total
Strategic initiative liability as of March 31, 2001	$13,682	$2,439	$—	$—	$16,121
Fiscal 2002 Charge to operations	—	28	—	—	28
Utilized:
Non-cash	—	(767)	—	—	(767)
Cash	(8,812)	(274)	—	—	(9,086)

Strategic initiative liability as of March 31, 2002	4,870	1,426	—	—	6,296
Utilized:
Cash	(4,219)	(1,207)	—	—	(5,426)

Strategic initiative liability as of March 31, 2003	651	219	—	—	870
Cash utilization of fiscal 2003 strategic initiative liability	(651)	(219)	—	—	(870)
Fiscal 2004 Charge to operations	8,357	2,364	2,754	226	13,701
Utilization of fiscal 2004 strategic initiative liability:
Non-cash	—	(1,731)	(2,754)	47	(4,438)
Cash	(4,745)	(633)	—	(273)	(5,651)

Strategic initiative liability as of March 31, 2004	$3,612	$—	$—	$—	$3,612

     Management expects to utilize the strategic initiative liability of $3.6 million through September 2004. In addition, management expects to incur additional charges of approximately $3 million through September 2004 primarily related to facility closures, workforce reductions and asset impairments in Asia and Europe.

     In addition to restructuring related impairment charges, we recorded other impairment charges of approximately $3 million related to a note receivable and deposit under the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” These charges are included in general and administrative expenses in the accompanying financial statements.

     The following table presents the reconciliation of general and administrative expenses to as reported results (in millions except percentage data):

	Twelve months ended		Twelve months ended
	March 31, 2003	Percent of Sales	March 31, 2004	Percent of Sales
Net sales, as reported	$562.7	100.0%	$650.1	100.0%
General and administrative expenses, as reported	$47.1	8.4%	$64.2	9.9%
Restructuring and impairment included in general and administrative expenses	—	—	(16.7)	(2.6%)

General and administrative expenses, as adjusted	$47.1	8.4%	$47.5	7.3%

Net Interest Expense and Foreign Currency Gain/(Loss).

     Our net interest expense totaled $29.3 million for fiscal 2004 compared to $32.1 million for fiscal 2003, a decrease of $2.8 million. The decrease was due primarily to the repurchase of the 11% Euro-denominated bonds pursuant to our recapitalization during the quarter ended December 31, 2003, offset by the impact of the Euro-U.S. Dollar exchange rates between periods. In fiscal 2004, we recorded a net foreign exchange loss of $16.5 million compared to a $31.7 million net foreign exchange loss for fiscal 2003. Included in the $16.5 million foreign exchange loss recorded in fiscal 2004 were exchange losses on Euro-denominated bonds of $27.4 million, offset by $10.9 million in net proceeds from settlement of derivative contracts.

Loss on Early Extinguishment of Debt.

     As a result of our recapitalization, a $41.5 million loss on early extinguishment of debt was recorded in fiscal 2004. The components of this charge included a loss of $32.5 million relating to the tender premium paid on the repurchase of Euro 195 million principal amount of the Company’s 11% Euro-denominated notes and a loss of $9.0 million relating to tender fees.

Provision for Income Taxes.

     Our combined state, federal and foreign tax rate was 4.8% benefit for fiscal 2004 compared to a 47.6% benefit for fiscal 2003. We have deferred tax assets less deferred tax liabilities on our balance sheet as of March 31, 2004 of $66.8 million, net of a valuation allowance of $18.6 million. The utilization of these net deferred tax assets less deferred tax liabilities depends upon our ability to generate taxable income in the future.

Minority Interest.

     Our minority interest loss totaled $0.5 million for fiscal 2004 compared to minority interest loss of $0.6 million for fiscal 2003, a decrease of $0.1 million. The decrease was due primarily to increased income during fiscal 2004 from several of our joint venture entities whose results are included in the consolidated statements of operations.

Fiscal 2003 Compared to Fiscal 2002

Net Sales.

     Our net sales were $562.7 million in fiscal 2003, reflecting an increase of $33.2 million or 6.3% from $529.5 million in fiscal 2002. Using constant exchange rates, net sales increased by 3.1%. The increase in net sales was primarily in our European and North American regions. Net sales in the European region increased due primarily to growth from our prescription laboratory network in France, Italy and Spain that was partially offset by weaker results from our wholesale businesses in Germany and the U.K. The increase in North America was due primarily to our sales and marketing initiatives, improved product portfolio and increased prescription laboratory presence. These increases were partially offset by a decrease in net sales to the Rest of World region. A net sales increase in South America was offset by sales declines in Asia, including Japan, and the Middle East due largely to current economic and political conditions. Net sales performances by region were as follows:

•	North America increased by $12.3 million or 5.2%;

•	Europe increased by $24.5 million or 13.2%; and

•	Rest of World decreased by $3.6 million or 3.4%.

     Using constant exchange rates, the regional performances were as follows:

•	North America increased by 5.5%;

•	Europe increased by 1.5%; and

•	Rest of World increased by 0.7%.

     The following table presents the reconciliation of constant currency results to as reported results (in millions except percentage data):

	Net sales, as		Adjusted net sales	Net sales, as
	reported for the		for the twelve	reported for the
	twelve months ended	Constant Currency	months ended March	twelve months ended
Region	March 31, 2003	Adjustment	31, 2003	March 31, 2002	Percent increase
North America	$249.1	$0.7	$249.8	$236.8	5.5%
Europe	210.3	(21.7)	188.6	185.8	1.5%
Rest of World	103.3	4.3	107.6	106.9	0.7%

Total	$562.7	$(16.7)	$546.0	$529.5	3.1%

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

Operating Expenses.

     Our operating expenses in fiscal 2003 totaled $166.2 million compared to $162.5 million for fiscal 2002. Research and development expenses were $12.2 million or 2.2% of net sales in fiscal 2003 and were $13.1 million or 2.5% of net sales for fiscal 2002. The decrease of $0.9 million or 6.9% in our research and development expenses was due in part to headcount reductions associated with the transfer of research and development activities from Petaluma, California to Lonsdale, Australia. Selling and marketing expenses were $106.9 million or 19.0% of net sales in fiscal 2003 and were $101.7 million or 19.2% of net sales in fiscal 2002. The increase in selling and marketing expenses was due primarily to increased sales and marketing initiatives during fiscal 2003. Our general and administrative expenses were $47.1 million in fiscal 2003 and $47.8 million in fiscal 2002, a decrease of $0.7 million or 1.3%. General and administrative expenses decreased 1.3% in fiscal 2003 compared to the prior year and increased 0.8% excluding the credit of $1.1 million in fiscal 2003 for curtailment of the domestic pension fund. As a percentage of net sales, general and administrative expenses decreased to 8.4% for fiscal 2003 compared to 9.0% for fiscal 2002. The decrease in general and administrative expenses is the result of lower costs associated with the consolidation of our corporate functions, as well as consolidating our North American commercial activities into one primary location.

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

Provision for Income Taxes.

     Our combined state, federal and foreign tax rate was a 47.6% benefit for fiscal 2003 compared to 28.0% expense for fiscal 2002. We have net deferred tax assets less deferred tax liabilities on our balance sheet as of March 31, 2003 of $51.1 million, net of valuation allowance of $13.7 million. The utilization of these net deferred tax assets less deferred tax liabilities depends upon our ability to generate taxable income in the future.

Minority Interest.

     Our minority interest loss totaled $0.6 million for fiscal 2003 compared to minority interest income of $1.1 million for fiscal 2002, a decrease of $1.7 million. The decrease was due primarily to increased income during fiscal 2003 from several of our joint venture entities whose results are included in the consolidated statements of operations.

Liquidity and Capital Resources

     Our operating activities generated $51.2 million in cash in the twelve months ended March 31, 2004 compared to $34.0 million for the twelve months ended March 31, 2003. The increase resulted primarily from an improved operating performance in fiscal 2004. In fiscal 2004, we recorded a net foreign exchange loss of $16.5 million, which included exchange losses on Euro-denominated bonds of $27.4 million, offset by $10.9 million in net proceeds from settlement of derivatives. Included in net income for fiscal 2003 was an unrealized $30.6 million foreign currency loss on net long-term Euro-denominated debt, foreign exchange contracts and Euro-denominated cash reserves (net of tax). Cash flow from operations was not impacted by the unrealized currency loss since it was non-cash in nature and, as a result, it has been added back to net income for cash flow reporting purposes. Also included in net income for fiscal 2004 was $41.5 million related to the loss on debt extinguishment.

     During fiscal 2004, management implemented a plan to further efforts initiated under the fiscal 1999 strategic initiatives. Charges incurred under these new initiatives totaled $13.7 million during the year ended March 31, 2004, and related primarily to work force reductions, facility closures and asset impairment. These charges included $5.7 million of cash outlays during fiscal 2004 with an additional $3.6 million in strategic initiative liabilities remaining at March 31, 2004. Management expects to incur additional charges of approximately $3 million through September 2004 primarily related to facility closures, workforce reductions and asset impairment in Asia and Europe. As a result of these initiatives, management estimates that the Company will eliminate approximately $4 to $6 million in operating costs annually.

     Our inventories as a percentage of annualized net sales for the twelve months ended March 31, 2004 and 2003 were 12.2% and 14.9%, respectively. Inventories at March 31, 2004 decreased by $4.7 million when compared to the previous year-end at March 31, 2003. This decrease was due to an increased emphasis on managing working capital. Accounts receivable as a percentage of annualized net sales for the twelve months ended March 31, 2004 increased to 20.5% compared to 20.0% for the same period a year ago. Accounts receivable at March 31, 2004 increased by $20.3 million when compared to the previous year-end at March 31, 2003 due primarily to the impact of exchange rates. Excluding the impact of currency of $9.7 million, receivables increased $13.1 million, primarily as a result of a 12% increase in fourth quarter sales over the prior year.

     The following table presents the reconciliation of accounts receivable, exclusive of foreign currency impact, to as reported results (in thousands):

March 31, 2003 net trade accounts receivable, as reported	$123,088
Impact of currency fluctuations on accounts receivable during period	9,710

March 31, 2003 net trade accounts receivable, excluding currency impact	132,798
March 31, 2004 net trade accounts receivable, as reported	145,920

Increase in trade accounts receivable, exclusive of foreign currency impact during period	$13,122

     During the twelve months ended March 31, 2004, net cash expended on investing activities amounted to $20.5 million. This amount included $15.3 million related to the acquisition of an optical laboratory located in the U.S. We incurred $15.4 million of capital expenditures and $3.8 million related to investments in molds. In addition, we realized a gain of $11.0 million on the hedge of senior notes, offset by breakage fees of $0.1 million for net proceeds of $10.9 million. During the twelve months ended

March 31, 2003, net cash expended on investing activities amounted to $45.0 million. This amount included $21.0 million related to the acquisition of certain assets of two optical laboratories located in the U.S., the acquisition of the net assets of a fabricator of polycarbonate molds and inserts and a Scandinavian distributor. We also incurred $21.9 million of capital expenditures and $3.1 million related to investments in molds. We anticipate capital expenditures, including molds, of approximately $20-$25 million in fiscal year 2005.

     During the twelve months ended March 31, 2004, our net cash provided by financing activities amounted to $11.1 million. Cash flows related to our financing activities were significantly affected by our recapitalization, which was completed during the third quarter of fiscal 2004. The primary purposes of the recapitalization were to reduce our interest expense and financial leverage and to increase the flexibility of our capital structure. The recapitalization involved the following:

•	the sale of 6.9 million shares of our common stock at $17.50 per share for aggregate gross proceeds of $120.7 million in a public offering effected under a $400 million universal shelf registration statement;

•	the replacement of our existing $90 million secured credit facility with a new secured credit facility, consisting of a six-year $175 million term loan and a five-year $50 million revolving credit facility;

•	a tender offer and consent solicitation with respect to our EUR 205.0 million principal amount of 11% Senior Notes due 2008; and

•	the reduction of interest expense, as the 11% Notes have been repurchased with debt at LIBOR plus 250 basis points, equivalent to 3.62% at March 31, 2004.

     Our new credit facility is secured by a pledge of 100% of the stock of any future domestic subsidiaries and 65% of the stock of our significant foreign subsidiaries and a security interest in the accounts receivable, inventory and certain other assets of the company and our domestic subsidiaries.

     On December 11, 2003, we completed a tender offer and consent solicitation for our outstanding 11% Senior Notes due 2008. Proceeds from the issuance of the $175 million six-year term loan, as well as a portion of the net proceeds of $113.3 million from our public offering of 6.9 million shares of common stock were used to fund the tender offer for the Notes. Pursuant to the offer, EUR 185.0 million of the EUR 205.0 million principal amounts of Notes were tendered. The total consideration paid in connection with the tender was $262.9 million, including $225.9 million for principal, $31.1 million for tender premiums and $5.9 million for accrued interest.

     On December 19, 2003, we purchased an additional EUR 10.4 million of the outstanding Notes in the open market. The total consideration paid in connection with the purchase was $15.2 million, including $12.8 million for principal, $2.0 million for tender premiums and $0.4 million for accrued interest.

     During the fourth quarter of fiscal 2004, we purchased an additional EUR 2.1 million of the outstanding Notes in the open market. The total consideration paid in connection with the purchase was $3.2 million, including $2.7 million for principal, $0.4 million for tender premiums and $0.1 million for accrued interest.

     As a result of the tender and open market purchases, we recorded a $41.5 million loss on the early debt extinguishment resulting from the difference between the carrying value of the Notes and the total purchase price. This was offset in part by $10.9 million net proceeds from settlement of derivatives.

     Our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of March 31, 2004, the total borrowing capacity available to our foreign subsidiaries under these local facilities was approximately $72.6 million, of which $1.4 million had been utilized.

     On February 6, 2004, we acquired all of the outstanding stock of a Troy, Michigan based coating laboratory, for approximately $17.2 million, which included cash of $15.3 million and debt assumed of $1.9 million. Contingent payments may total up to an additional $3.8 million and are expected to be recorded as an increase in goodwill in the instance that such payments are made.

     Under the terms of our credit agreement, we are obligated to abide by certain affirmative and negative covenants, including but not limited to; interest coverage ratio, fixed charge coverage ratio, total leverage ratio, minimum net worth, maximum senior secured debt ratio and a minimum liquidity. As of March 31, 2004, we are in compliance with all covenants contained in our bank credit agreement.

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

Contractual Obligations and Commercial Commitments

     The following table summarizes our contractual obligations at March 31, 2004, and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	(in thousands)
Long-term debt, including capital leases	$190,119	$12,383	$31,525	$37,034	$109,177
Senior notes	133,860	7,446	14,892	111,522	—
Operating leases	27,230	6,349	9,725	5,789	5,367

Total contractual obligations	$351,209	$26,178	$56,142	$154,345	$114,544

     During the third quarter of fiscal 2004, we replaced our existing $90 million credit facility with a new credit facility, consisting of a six-year $175 million term loan and a five-year $50 million revolving credit facility. As of March 31, 2004, $1.4 million was outstanding under the revolving credit facility.

     As of March 31, 2004, we have a $0.9 million standby letter of credit to guarantee third party debt. We have recourse provisions that would enable us to recover fixed assets with an estimated fair value of approximately $1.0 million in the event that the obligor defaults on its payment obligation that is subject to our standby letters of credit.

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

     Because a portion of our debt and associated interest is non-U.S. Dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps or forward contracts. As of March 31, 2004, we have several foreign exchange contracts outstanding to hedge portions of our accounts payable and accounts receivable exposure. During fiscal 2004, we had various contracts in place to hedge the semi-annual interest payments on our Euro-denominated third party debt. We do not hold derivative financial instruments for speculative or trading purposes.

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

Impact of Recently Issued Accounting Standards

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components. SFAS 149 was effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial condition or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers. The provisions of SFAS 150 were effective for instruments entered into or modified after May 31, 2003 and to pre-existing instruments as of June 29, 2003. The adoption of SFAS 150 did not have a material impact on our financial condition or results of operations.

     In May 2003, Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21), was finalized. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” which codifies and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with EITF No. 00-21. The adoption of these standards did not have a material impact on our financial condition or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R, which supercedes FIN 46. FIN 46R is applicable in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this standard did not have a material impact on our results of operation or financial position.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement provides for additional disclosures regarding pension and other postretirement benefits, generally effective for financial statements for fiscal years after December 15, 2003. We have adopted the disclosure requirements of SFAS No. 132 (revised) effective December 31, 2003, as applicable.

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

     This report includes non-GAAP presentations of sales growth, operating expenses as a percentage of net sales, accounts receivable and general and administrative expenses, which may be adjusted for the translation effect of foreign currency, restructuring and impairment charges and/or costs associated with SOLA’s recapitalization. We believe that excluding these items provides management and investors with insight into the underlying results of operations by excluding the effects of significant, discrete items and facilitates comparisons among SOLA and other companies.

RISK FACTORS

     As discussed above under “Business—Forward-Looking Information,” certain of the matters addressed in this report or in the information incorporated by reference may constitute forward-looking statements. Accordingly, the actual results of our business could differ materially from those described as a result of the risks and uncertainties described below and elsewhere. In such case, the trading price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

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

     Some of our competitors have significantly greater financial resources than we do to fund expansion and research and development. Within a particular market, certain of our competitors may enjoy a “home-country” advantage over foreign competition. We also face competition from a number of our principal competitors, such as Essilor and Hoya, that are vertically integrated with processing laboratories to a greater extent than we are. This integration limits the number of independent processing laboratories to which we can market products. Since their acquisition by Essilor and Hoya, these laboratories have decreased the purchase of our products. Our sales to Essilor and Hoya owned laboratories for the fiscal years ended March 31, 2004, 2003 and 2002 were approximately 2.5%, 2.9% and 3.5%, respectively, of net sales.

We are subject to certain risks associated with our foreign operations.

     We have manufacturing and distribution sites in three major regions: North America (including Mexico), Europe and Rest of World (comprised primarily of Australia, Japan, China and South America). Approximately 58% and 56% of our net sales for the fiscal years ended March 31, 2004 and 2003 were derived from the sale of products outside of North America. As a result, a significant portion of our sales and operations is subject to the risks inherent in international operations, including:

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

     To maintain and/or strengthen our competitive position within the spectacle lens industry, we must continually reduce our product manufacturing costs. In addition to normal cost reduction activities, we have initiated product migration and standardization activities and reduced the number of people employed worldwide. These reductions were necessary to help offset price decreases, inflationary pressures and changes in product and regional mix. To the extent our cost reduction activities are unsuccessful, in part or in full, our ability to compete may be significantly impacted.

We concentrate a large part of our manufacturing operations in Tijuana, Mexico.

     As of March 31, 2004, approximately 40% of our manufacturing operations are based in two facilities in Tijuana, Mexico. A fire, flood, earthquake, war, work stoppage, supply shortage or disruption, adverse government action or other disaster or condition could result in a loss of production capabilities and, accordingly, impede our ability to meet our customers’ requirements. The risks of these events are partially mitigated by various efforts, in particular our global specifications standardization program, which increasingly allows access to inventory around the world and our program to ensure dual or multi-manufacturing site production of key products with planned stand-by capacity.

We must continue to develop new and value-added products.

     We are continually developing new and value-added products in an effort to develop incremental sales and improved gross margins. Our ability to develop new and enhanced products successfully will be a significant factor in our ability to grow and remain competitive. Some of our products may become obsolete, and we may not achieve the technological advances necessary for us to remain competitive. We are also subject to the risks generally associated with new product introductions, such as lack of market acceptance and delays in product development. Our results may be affected by our ability to generate sales from new products as anticipated and the costs of such introductions.

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

     We conduct all of our foreign operations through subsidiaries. These operations contribute significantly to our sales and profitability. The payment of dividends and the making of loans and advances to us by our subsidiaries are in many instances subject to statutory restrictions, are contingent upon the results of operations of those subsidiaries and are subject to various business considerations. Dividends and other payments to us from subsidiaries in certain jurisdictions are subject to legal restrictions and may have adverse tax consequences to us. Management reviews the need for cash distributions to us from our foreign subsidiaries on a case-by-case basis. Although it is management’s intention that all undistributed earnings of non-U.S. subsidiaries be reinvested indefinitely, if the need for cash distributions from the subsidiaries should arise in the future, there can be no assurance that the subsidiaries will be permitted to make such cash distributions without legal restrictions or adverse tax consequences to us.

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

We may from time to time need to record special charges.

     Initiatives to improve the business are always being evaluated. Therefore, it may be possible that additional future initiatives may be contemplated, which would result in special charges.

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

     We must comply with U.S. and foreign environmental laws and regulations concerning emissions to the air, wastewater discharges and the generation, handling, storage, transportation and disposal of hazardous wastes, and with other federal, state, city, county, and foreign laws and regulations. We believe that we possess all material permits and licenses necessary for the continuing operation of our business and believe that our operations are in substantial compliance with the terms of all applicable environmental laws. Although it is our intention to be in compliance with environmental and safety regulations in all jurisdictions in which we operate, we cannot assure you that we will operate at all times in complete compliance with all such requirements. We could be subject to potentially significant fines and penalties for any noncompliance that may occur. It is impossible to predict accurately what effect these laws and regulations will have on us in the future.

Our success depends on our key personnel and we may not be able to retain sufficient qualified personnel.

     Our success depends in part on our ability to attract personnel with spectacle industry experience. We may face competition in recruiting this personnel and accordingly experience difficulty in growing and succeeding. The loss of the services of this personnel or the inability to retain such personnel in the future could hinder the implementation of our business strategy. We do not carry key man insurance on our senior management team.

Our substantial level of indebtedness could adversely affect our financial condition.

     We have substantial indebtedness that may limit our ability to respond to market conditions (including our ability to satisfy capital expenditure requirements) or to meet our contractual or financial obligations. In addition, the debt instruments governing our indebtedness are subject to covenants that could limit our ability to conduct our business. Furthermore, our ability to satisfy our obligations depends on our future performance. Our future performance is subject to prevailing economic conditions and to financial, business and other factors, including factors beyond our control. Interest on our $95 million aggregate principal amount of 6 7/8% Senior Notes and €7.5 million aggregate principal amount of 11% Senior Notes is payable in cash semi-annually through and including March 15, 2008. The Senior Notes are both payable in full on March 15, 2008. In addition, the $175 million tern loan secured during fiscal 2004 is payable through December 2009. Although we believe that cash flow from operations will be sufficient to meet all of our debt service requirements and to fund our capital expenditure requirements, we cannot guarantee that this will be the case.

If we are unable to effectively and efficiently implement our plan to improve our internal control over financial reporting, it could harm our operations, financial reporting or financial results.

We have assigned a high priority to the short-term and long-term improvement of our internal control over financial reporting. These actions respond to the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act that we will be subject to at the end of our 2005 fiscal year and to the internal control deficiencies that have been identified and characterized as a material weakness under current auditing standards. We believe that we have developed a plan that addresses the material weakness in our internal controls that has been identified and that should provide for adequate financial reporting in future periods. We completed a number of the steps in our plan in fiscal 2004 and are currently in the process of completing the remaining steps. See Item 9A, “Controls and Procedures” for a discussion of the material weakness and the corrective actions we have taken and those that we propose to take.

The Company’s plans are intended to improve our internal controls and to correct the material weakness identified by our independent auditors. We may, however, experience difficulty in hiring additional qualified personnel due to a variety of factors, including, but not limited to, a general shortage of workers who have the accounting background that meets our needs. In addition, current employees who hold key accounting positions may leave our company and we may be unable to replace them on a timely basis. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified opinion from our independent registered public accounting firm.

Our Charter and By-laws contain anti-takeover provisions that could make the acquisition of SOLA more difficult.

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

Potential impairment of certain assets.

     We have assets related to specialty products that anticipate certain levels of future sales. Pending the outcome of such future sales, there could be potential impairment charges.

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

     In addition, the stock markets have experienced extreme price and volume fluctuations that have affected the market prices of equity securities. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market factors may materially affect the trading price of our common stock. General economic, political and market conditions like recessions and interest rate fluctuations may also have an adverse effect on the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation.

Our quarterly operating results may vary.

     Our quarterly operating results have varied in the past, and we expect that our quarterly operating results will continue to vary in future periods depending on a number of factors, including seasonal variances in demand for our products, the cost of product introductions, changes in product mix, our ability to control costs, capital expenditures, working capital requirements and other factors described in this “Risk Factors” section of this report. For example, all other factors aside, our results are generally weakest in our third fiscal quarter as a result of lower sales during the holiday season and strongest in our fourth fiscal quarter. For these and other reasons, we may not meet the earnings estimates of securities analysts or investors, and our stock price could suffer.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Disclosures

     We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business.

     Interest Rate Risk. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. During fiscal 2004, fixed rate debt consisted primarily of outstanding balances on Senior Notes.

     The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of March 31, 2004:

	Expected Maturity Date (as of March 31, 2004)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal			Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
	(Dollars in thousands)
Long-term debt:
Fixed rate debt	$3,086	$2,314	$1,674	$104,590	$194	$309	$112,167	$114,513
Weighted average interest rate	3.82%	5.03%	4.98%	7.15%	4.70%	4.92%	6.97%
Long-term debt:
Variable rate debt	$8,847	$13,195	$13,174	$17,500	$17,500	$105,000	$175,216	$175,216
Weighted average interest rate	3.64%	3.66%	3.66%	3.67%	3.67%	3.67%	3.67%

     Currency Rate Risk. We are exposed to currency exchange rate fluctuations on the accounts receivable and accounts payable of our subsidiaries denominated in currencies other than their local currencies. Our subsidiaries primarily operate in foreign markets and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies. Accordingly, there are no quantitative disclosures related to borrowings by our subsidiaries.

     Our exposure to currency rate fluctuations on our Euro-denominated 11% Senior Notes is significantly reduced due to the repurchase of the notes pursuant to our recapitalization. See Note 9 of Notes to Consolidated Financial Statements.

     The following table presents the future principal cash flows and weighted average interest rates expected on the remaining €7.5 million 11% Senior Notes, due 2008, as well as the contract amount and weighted average settlement price of the outstanding forward exchange contracts. Fair values have been determined based on quoted market prices as of March 31, 2004:

	Expected Maturity Date (as of March 31, 2004)
	Fiscal
	2005	Fiscal 2006-2009	Total	Fair Value
	(Dollars in thousands)
Long-term debt:
Fixed rate debt	$—	$9,238	$9,238	$10,162
Weighted average interest rate	—	11%	11%
Forward exchange contracts:
Contract amounts due April 2004.	$62,831	$—	$62,831	$62,770
Weighted average settlement price	1.223	—	1.223

Qualitative Disclosures

     Interest Rate Risk. Our primary interest rate risk exposures relate to:

•	Our ability to pay or refinance long-term borrowings at maturity at market rates;

•	The impact of interest rate movements on our ability to meet interest expense requirements and financial covenants; and

•	The impact of interest rate movements on our ability to obtain adequate financing to fund future operations or business acquisitions.

     The interest rate on our $95 million of 6 7/8% is fixed and is not affected by changes in interest rates. However, changes in interest rates could impact our anticipated interest income on cash equivalents and interest expense on our $175 million of variable -rate debt. As a result, a 10% change in interest rates from those in existence at March 31, 2004 could have a material impact on our net interest expense.

     Currency Rate Risk. Our primary currency rate risk exposures relate to:

•	Our global operations, whereby approximately 60% of our revenues are derived from operations outside the United States, denominated in currencies other than the U.S. Dollar;

•	The ability of our operations to satisfy cash flow requirements of predominantly Euro and U.S. Dollar denominated long-term debt without the need to repatriate earnings and profits, which are denominated in currencies other than the Euro and U.S. Dollar;

•	Our investments in foreign subsidiaries being primarily directly from the U.S. parent, resulting in U.S. Dollar investments in foreign currency functional companies; and

•	The location of our operating subsidiaries in a number of countries that have seen significant exchange rate changes against the U.S. Dollar such as Brazil, Mexico, Venezuela and certain European and Asian countries.

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

     The response to this item is submitted as a separate section of this report. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     The Audit Committee has been advised that deficiencies were identified during the year in our internal controls over financial reporting relating to limitations in the capacity of our finance and accounting personnel, which impose restrictions on our ability to gather, analyze and report information relative to our financial statement assertions in a timely manner, including:

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

     The Audit Committee has been advised that these internal control deficiencies constitute reportable conditions and, collectively, a “material weakness” as defined in Statement of Auditing Standards No. 60 as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. These internal control deficiencies have caused our disclosure controls and procedures not to be effective at a reasonable assurance level.

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

     Also, we consider the implementation of Sarbanes-Oxley Section 404 to be part of our plan to improve controls and are well into the implementation, including expenditures of approximately of $2.5 – $3.5 million anticipated in fiscal 2005. We are using outside resources combined with internal resources to achieve implementation.

     Management believes that the measures noted above will address the conditions identified as a material weakness. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an on-going basis and will take further action and implement improvements, as necessary.

     As of March 31, 2004, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer determined that the deficiencies described above identified caused its disclosure controls and procedures not to be effective at a reasonable assurance level. However, the Chief Executive Officer and Chief Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified herein and did not note any other material weaknesses or significant deficiencies in the Company’s disclosure controls and procedures during their evaluation.

     The Company believes the measures it is currently implementing to improve its internal controls are reasonably likely to have a material impact on its internal controls over financial reporting in future periods.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth information with respect to the executive officers and directors of SOLA as of June 24, 2004.

Name	Age	Position
Maurice J. Cunniffe	71	Chairman of the Board
Jeremy C. Bishop	54	President and Chief Executive Officer, Director
Douglas D. Danforth	81	Director
Robert A. Muh	66	Director
Colombe M. Nicholas	59	Director
Jackson L. Schultz	78	Director
Charles F. Smith	71	Director
Ronald F. Dutt	57	Executive Vice President, Finance, Chief Financial Officer, Secretary and Treasurer
Barry J. Packham	56	Executive Vice President and General Manager, North America and Interim General Manager, Latin America
Mark Ashcroft	42	Executive Vice President and General Manager, Europe
David Cross	48	Vice President and Managing Director, Asia Pacific

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

     Douglas D. Danforth has been a director since December 1994. He was Chairman and Chief Executive Officer of Westinghouse Electric Corporation from 1983 to 1987. He is a director of Enivosource. He is a former director of Travelers, PNC Bank, PPG Industries, Rubbermaid, and The Whirlpool Corporation and also served as Chairman and CEO of the Pittsburgh Pirates Baseball Club from 1987 to 1994.

     Robert A. Muh serves as Chief Executive Officer of Sutter Securities, Inc., a full-service brokerage firm he co-founded in 1992. Prior to that time, he served as President of Financial Services International, Inc., a financial advisory firm, from 1987 to 1992. From 1978 to 1987, he served as a partner and a managing director for Bear, Stearns & Co., Inc. He also currently serves as a director for Worldwide Restaurant Concepts, Inc. and is a trustee of the Massachusetts Institute of Technology and the Napa Valley Opera House.

     Colombe M. Nicholas was appointed a director in December 2003. Since 2002, Colombe has been a consultant with Financo Global Consulting, a consulting firm which assists companies to identify domestic and international expansion opportunities. She was President and Chief Executive Officer of Anne Klein Company from 1996 to 1999. Prior to this role she was Chief Operating Officer of Giorgio Armani Fashion Corporation. In addition, Ms. Nicholas was Chief Executive Officer of Christian Dior from 1980 to 1988. She is currently a Trustee of the University of Dayton and serves as a director for Leader Technology.com and Tandy Brand Accessories.

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

     Charles F. Smith was appointed as director in December 2003. He is President and Chef Executive Officer of Charles F. Smith & Company, Inc., an investment banking firm specializing in mergers and acquisitions, which he founded in 1983. He currently serves as a director for Anworth Mortgage Asset Corporation, FirstFed Financial Corporation, Worldwide Restaurant Concepts, Inc. and as a trustee for St. John’s Health Center.

     Ronald F. Dutt was appointed Executive Vice President, Finance, Chief Financial Officer, Secretary and Treasurer in September 2003. Prior to joining SOLA, Mr. Dutt was Chief Financial Officer and Senior Vice President of DHL Americas, a division of Belgium-based DHL, the global air-express delivery company. From May 1999 to May 2001 he served as Chief Financial Officer and Executive Vice President of Fritz Companies.

     Barry J. Packham was appointed Executive Vice President and General Manager, North America and Interim General Manager, Latin America in April 2004. From May 2000 to April 2004 he was Executive Vice President, Manufacturing and Logistics. He joined SOLA as Vice President, Manufacturing Development in February 1993. Mr. Packham was Managing Director of Ceramic Fuel Cells Ltd., a research and development joint venture consortium in Melbourne, Australia, from 1991 to 1993, and formerly held manufacturing and general management positions with Kodak and Leigh-Mardon Pty. Ltd.

     Mark Ashcroft was appointed Executive Vice President and General Manager, Europe in April 2004. Prior to that he was President, American Commercial Operations and Vice President, Europe. He joined us in August 1998 as Managing Director of SOLA UK, based in Birmingham, England. From 1994 to 1998, he served as a Director of Applied Chemicals International Pty Ltd., with responsibility for Strategy and Market development, based in Melbourne, Australia.

     David Cross was appointed Vice President and Managing Director, Asia Pacific in April 2004. From April 2003 to April 2004 he served as Vice President, business Planning and Development. He joined us in August 1993 as Financial Director of Australia. From 1981to 1993, Mr. Cross held commercial and finance positions with Clark Shoes and prior to that worked as a chartered accountant for KPMG.

Audit Committee Financial Expert

     Information regarding the “audit committee financial expert” is included under the caption “Board of Directors and Its Committees” in our proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

Identification and Composition of the Audit Committee

     Information regarding the Audit Committee members and the composition of the Audit Committee is included under the caption “Board of Directors and Its Committees” in our proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

Board Committee Charters

     Information regarding the charters for our Audit Committee, Compensation Committee, Governance Committee and Nominating Committee is included under the caption “Board of Directors and Its Committees” in our proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

Corporate Governance Guidelines

     Information regarding our Corporate Governance Guidelines is included under the caption “Corporate Governance” in our proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

Code of Conduct

     Information regarding our Code of Conduct is included under the caption “Corporate Governance” in our proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

Section 16(a) Beneficial Ownership Reporting Compliance

     Information regarding Section 16(a) reporting compliance is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 11. Executive Compensation

     Information regarding executive and director compensation is included under the captions “Executive Compensation” and “Director Compensation” in our proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information regarding security ownership is included under the caption “Ownership of SOLA Common Stock” in our proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

     Information regarding equity compensation plans is included under the caption “Equity Compensation Plan Information” in our proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related party transactions is included under the caption “Certain Transactions” in our proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

     Information regarding principal accountant fees and services is included under the caption “Relationship with Independent Accountants” in our proxy statement for the 2004 Annual Meeting of Stockholders and is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a) Documents Filed as Part of this Report:

1.	Financial Statements.
	Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets as of March 31, 2004 and 2003	F-2
	Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002	F-3
	Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2004, 2003 and 2002	F-4
	Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002	F-5
	Notes to Consolidated Financial Statements	F-6
2.	Supplemental Information.
	Quarterly Financial Data – Unaudited	S-1
3.	Financial Statement Schedule.
	Valuation and Qualifying Accounts	S-2
4.	List of Exhibits	E-1

(b) Reports on Form 8-K:

     On February 12, 2004, we furnished under Item 12 of Form 8-K our press release dated February 12, 2004. This press release contained our earnings information for the third quarter of fiscal 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 24, 2004	SOLA INTERNATIONAL INC. (Registrant)
	By:	/s/ RONALD F. DUTT
Ronald F. Dutt
Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints Jeremy C. Bishop and Ronald F. Dutt and each of them severally, acting alone and without the other, his true and lawful attorney-in-fact with authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Annual Report on Form 10-K for the fiscal year ended March 31, 2004 necessary or advisable to enable SOLA International Inc. to comply with the Securities Exchange Act of 1934, any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the report as the aforesaid attorney-in-fact executing the same deems appropriate.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 23 day of June 2004.

Signature	Title
/s/ MAURICE J. CUNNIFFE Maurice J. Cunniffe	Chairman of the Board
/s/ JEREMY C. BISHOP Jeremy C. Bishop	President and Chief Executive Officer, Director (Principal Executive Officer)
/s/ RONALD F. DUTT Ronald F. Dutt	Executive Vice President, Finance, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)
/s/ DOUGLAS D. DANFORTH Douglas D. Danforth	Director

Signature	Title
/s/ ROBERT A. MUH Robert A. Muh	Director
/s/ COLOMBE M. NICHOLAS Colombe M. Nicholas	Director
/s/ JACKSON L. SCHULTZ Jackson L. Schultz	Director
/s/ CHARLES F. SMITH Charles F. Smith	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of SOLA International Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 42 present fairly, in all material respects, the financial position of SOLA International Inc. and its subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(3) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

June 22, 2004

SOLA INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$102,604	$58,679
Trade accounts receivable, less allowance for doubtful accounts of $8,699 and $8,972 at March 31, 2004 and 2003, respectively	145,920	123,088
Inventories	86,662	91,442
Deferred taxes, current	15,191	12,475
Prepaid and other current assets	22,511	13,095

Total current assets	372,888	298,779
Property, plant and equipment, net	181,021	172,448
Goodwill	225,194	208,809
Deferred taxes, long-term	51,621	38,651
Other long-term assets	17,713	26,298

Total assets	$848,437	$744,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$—	$522
Current portion of long-term debt	11,933	3,510
Accounts payable	63,280	65,637
Accrued liabilities	49,043	41,692
Accrued payroll and related compensation	36,390	26,811

Total current liabilities	160,646	138,172
Long-term debt, less current portion	171,364	5,962
Senior notes	104,086	318,242
Other long-term liabilities	17,000	18,249

Total liabilities	453,096	480,625
Commitments and contingencies (Notes 16 and 17)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 32,550 and 24,996 shares issued as of March 31, 2004 and March 31, 2003, and 32,182 and 24,628 shares outstanding as of March 31, 2004 and March 31, 2003, respectively	325	250
Additional paid-in capital	408,463	286,677
Retained earnings	14,395	27,875
Accumulated other comprehensive loss	(25,455)	(48,055)
Common stock in treasury, at cost— 368 shares at March 31, 2004 and March 31, 2003	(2,387)	(2,387)

Total stockholders’ equity	395,341	264,360

Total liabilities and stockholders’ equity	$848,437	$744,985

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended March 31,
	2004	2003	2002
Net sales	$650,109	$562,746	$529,505
Cost of sales	386,149	329,695	315,213

Gross profit	263,960	233,051	214,292

Research and development expenses	9,350	12,190	13,053
Selling and marketing expenses	116,859	106,876	101,735
General and administrative expenses	64,180	47,123	47,755

Operating expenses	190,389	166,189	162,543

Operating income	73,571	66,862	51,749
Interest income	1,510	1,440	2,302
Interest expense	(30,760)	(33,540)	(30,875)
Loss on extinguishment of debt	(41,467)	—	—
Foreign currency gain/(loss)	(16,482)	(31,667)	1,859

Income/(loss) before (provision)/benefit for income taxes and minority interest	(13,628)	3,095	25,035
(Provision)/benefit for income taxes	658	1,474	(7,010)
Minority interest	(510)	(603)	1,093

Net income/(loss)	$(13,480)	$3,966	$19,118

Net income/(loss) per share—basic	$(0.49)	$0.16	$0.79

Weighted average common shares outstanding	27,337	24,573	24,067

Net income/(loss) per share—diluted	$(0.49)	$0.16	$0.78

Weighted average common and dilutive securities outstanding	27,337	24,856	24,583

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share data)

					Accumulated	Treasury
	Common Stock		Additional		Other	Stock		Total
			Paid-in	Retained	Comprehensive			Stockholders'
	Shares	Value	Capital	Earnings	Loss	Shares	Value	Equity
Balances, March 31, 2001	24,938	$249	$281,434	$4,791	$(43,069)	(1,229)	$(8,030)	$235,375
Comprehensive income:
Net income				19,118				19,118
Foreign currency translation adjustments					(3,260)			(3,260)

Comprehensive income								15,858

Common stock issued under stock option plans			2,281			823	5,394	7,675
Tax benefit from exercise of stock options			2,454					2,454

Balances, March 31, 2002	24,938	249	286,169	23,909	(46,329)	(406)	(2,636)	261,362
Comprehensive loss:
Net income				3,966				3,966
Foreign currency translation adjustments					(1,726)			(1,726)

Comprehensive income								2,240

Common stock issued under stock option plans	54	1	328			38	249	578
Common stock issued related to purchase of businesses	4		30					30
Tax benefit from exercise of stock options			150					150

Balances, March 31, 2003	24,996	250	286,677	27,875	(48,055)	(368)	(2,387)	264,360
Comprehensive income:
Net loss				(13,480)				(13,480)
Foreign currency translation adjustments					24,505			24,505
Minimum pension liability					(1,905)			(1,905)

Comprehensive income								9,120

Common stock issued under stock option plans	654	6	7,439					7,445
Common stock issued pursuant to the recapitalization of the Company, net of issuance costs	6,900	69	113,281					113,350
Tax benefit from exercise of stock options			1,066					1,066

Balances, March 31, 2004	32,550	$325	$408,463	$14,395	$(25,455)	(368)	$(2,387)	$395,341

The accompanying notes are an integral part of these consolidated financial statements

SOLA INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net income/(loss)	$(13,480)	$3,966	$19,118
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Minority interest in earnings	510	603	(1,093)
Depreciation	23,300	19,678	18,542
Amortization of other intangibles	275	44	44
Amortization of debt issuance costs	2,759	3,086	2,543
Loss on debt extinguishment	41,467	—	—
Allowance for doubtful accounts and notes	3,724	1,611	2,317
Tax benefit from exercise of stock options	1,066	150	2,454
Non-cash portion of special charges	4,854	—	767
Deferred taxes	(15,686)	(14,877)	1,155
Foreign currency (gain)/loss	16,392	30,631	(1,868)
Loss on disposal/sale of property, plant and equipment	56	185	167
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	(14,181)	1,371	3,931
Inventories	12,863	201	7,316
Prepaid and other assets	(8,648)	758	(14,294)
Accounts payable	(10,877)	(6,734)	(5,702)
Accrued and other current liabilities	9,438	(6,980)	(12,558)
Other long-term liabilities	(2,622)	280	721

Net cash provided by operating activities	51,210	33,973	23,560

Cash flows from investing activities:
Purchases of businesses	(16,274)	(21,024)	—
Disposal of joint ventures	87	210	1,183
Capital expenditures	(15,448)	(21,897)	(17,144)
Mold expenditures	(3,847)	(3,073)	(5,865)
Net proceeds from the settlement of derivative contracts	10,910	—	—
Other investing activities	4,111	810	6,178

Net cash used in investing activities	(20,461)	(44,974)	(15,648)

Cash flows from financing activities:
Proceeds from the exercise of stock options	7,445	578	7,675
Net proceeds/(payments) under notes payable to banks	(522)	302	717
Borrowings on long-term debt	1,804	1,252	3,572
Payments on long-term debt	(6,126)	(4,511)	(9,461)
Proceeds from term loan	175,000	10,000	17,500
Capitalized debt issuance costs	(4,939)	—	—
Repayment of bank debt	—	(10,000)	(167,500)
Proceeds from the common stock, net of issuance costs	113,350	—	—
Proceeds from senior notes	—	—	182,009
Repayment of senior notes	(274,883)	—	—

Net cash provided by/(used in) financing activities	11,129	(2,379)	34,512

Effect of exchange rate changes on cash and cash equivalents	2,047	3,640	(154)

Net increase/ (decrease) in cash and cash equivalents	43,925	(9,740)	42,270
Cash and cash equivalents at beginning of year	58,679	68,419	26,149

Cash and cash equivalents at end of year	$102,604	$58,679	$68,419

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Intangible Assets:

     We account for our goodwill under Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets. The SFAS No. 142 goodwill impairment model is a two-step process. First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value. The shortfall of the value below carrying value represents the amount of goodwill impairment. We test goodwill for impairment during the fourth quarter every year, and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.

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

     Goodwill as of March 31, 2004 and 2003 was $225.2 million and $208.8 million, respectively. The increase of $16.4 million primarily related to the acquisition of Great Lakes Coating Laboratory. See Note 5.

     Intangible assets with finite lives, including trademarks, patents and licenses, are stated at cost and amortized on a straight-line basis over their estimated useful lives of 3 to 15 years. Legal costs incurred by the Company in successfully defending its patents are capitalized to patent costs and amortized over the remaining life of the patent.

Other Assets:

     Debt issuance costs are amortized to interest expense over the respective lives of the debt instruments, which range from 5 to 10 years. As of March 31, 2004 and 2003, accumulated amortization was $8.7 million and $6.0 million, respectively. The Company’s debt issuance amortization costs were approximately $2.8 million, $3.1 million and $2.5 million for fiscal 2004, 2003, and 2002, respectively.

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition:

     The Company recognizes revenue pursuant to applicable accounting standards, including Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition in Financial Statements. SAB 104, summarizes certain of the SEC staff’s views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

     Revenues include sales of merchandise inventory to outside customers, including shipping and handling fees charged to customers, and other fees associated with the Company’s vision care laboratories. Revenue from merchandise sales, net of estimated returns and allowances, is recognized when the related goods are shipped to the customer (FOB shipping point contract terms), as significant obligations of the Company have been satisfied, title and risk of loss has passed to the customer and collectibility is probable. The Company does not maintain insurance to cover risk of loss while products are in transit for those products sold to customers under FOB shipping point contract terms. The remainder of sales are recorded at the time of customer receipt under FOB destination contract terms.

     The Company’s return policy generally allows for return of product up to 90 days from the date of purchase, but may vary based on local country standards. Since many of the merchandise sales are accompanied with the right of return, a provision for estimated returns on sales is made at the time of sale based on historical experience in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists”. Due to the nature of the Company’s business of selling spectacle lenses, its warranty liability exposure is minimal and is included as part of the provision for merchandise returns and allowances.

     The Company has various programs that allow certain customers to earn credits, rebates or discounts based on their accumulated purchases. These credits, rebates or discounts are recognized as a reduction of revenue based on the rebates earned and the estimated future redemptions or payments in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)". The cumulative liability for unredeemed rebates is adjusted over time based on actual experience and trends with respect to program compliance.

     Shipping and handling fees charged to customers are included in net sales in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs” and the related costs of $30.8 million, $30.1 million and $32.6 million for fiscal 2004, 2003 and 2002, respectively, are included in selling and marketing expenses.

     The Company does not have post shipment obligations, customer acceptance, price protection or special arrangements with any of its distributors or other customers. The Company’s accounting for revenue is consistently applied across all of its distribution channels.

Advertising and Promotion Costs:

     The Company’s policy is to expense advertising and promotion costs as they are incurred. The Company’s advertising and promotion expenses were approximately $7.4 million, $7.1 million and $6.1 million for fiscal 2004, 2003 and 2002, respectively.

Research and development costs:

     Expenditures relating to the development of new products and processes, including significant improvements to existing products, are expensed as incurred.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income/(Loss):

     Other comprehensive income/(loss) includes the minimum pension liability associated with Pension Plans (see Note 14) and foreign currency translation adjustments that are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

Reclassifications:

     Certain prior year items have been reclassified to conform to the current year’s presentation. These reclassifications had no impact on stockholders’ equity, operating income/(loss) or net income/(loss).

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

     During fiscal 2004, the Company’s ten largest customers accounted for 26.3% of net sales, and the largest customer accounted for less than 6% of net sales. During fiscal 2004, five of the ten largest customers were located in North America and accounted for 12.0% of net sales. No single customer’s accounts receivable balance was greater than 1.9% of total accounts receivable.

     While there are currently multiple suppliers of polycarbonate and monomer raw materials, the Company purchases over 50% of those materials from three suppliers. The loss of any of these suppliers, or a significant decrease in the supply of polycarbonate or monomer, would require the Company to obtain these raw materials elsewhere. If the Company were unable to obtain polycarbonate or monomer from other suppliers at acceptable prices, it might realize lower margins and experience difficulty in meeting its customers’ requirements. In addition, the Company’s photocromic lenses are processed by a third party using technology that is proprietary to it.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     The Company utilizes various hedge instruments, primarily forward contracts, to hedge cash flows associated with certain purchase and sales commitments and the related payables and receivables. The Company has elected to designate its cash flow hedges as fair-value hedges in accordance with SFAS No. 133 during fiscal 2004, fiscal 2003, and fiscal 2002. Accordingly, changes in the fair value of these hedges are recorded immediately in other income and expense to offset the changes in fair value of the assets or liabilities being hedged.

Earnings/(Loss) Per Share:

     The following table sets forth the computation of basic and diluted earnings/(loss) per share for the fiscal years ended March 31, 2004, 2003 and 2002:

	Year Ended March 31,
	2004	2003	2002
	(in thousands,
	except per share data)
Numerator:
Net income/(loss)	$(13,480)	$3,966	$19,118

Denominator:
Weighted average common shares outstanding	27,337	24,573	24,067
Effect of dilutive securities — employee stock options	—	283	516

Weighted average common shares and dilutive securities outstanding	27,337	24,856	24,583

Net income/(loss) per share—basic	$(0.49)	$0.16	$0.79

Net income/(loss) per share—diluted	$(0.49)	$0.16	$0.78

     Options to purchase approximately 1.6 million shares of common stock with exercise prices at a range of $4.63 to $37.25 per share were outstanding as of March 31, 2004, but were not included in the computation of the diluted net loss per share for fiscal 2004, because to do so would be anti-dilutive. For the years ended March 31, 2003 and 2002, approximately 1.5 million options to purchase shares of common stock with exercise prices at a range of $9.26 to $38.38 per share and 1.4 million options to purchase shares of common stock with exercise prices at a range of $13.74 to $41.44 per share, respectively, were not included in the calculation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares.

Stock-Based Compensation

     The Company accounts for its stock-based compensation plan under the recognition and measurement criteria of Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees,” and related interpretations. Pro forma information regarding net income and earnings per share is required by Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 2.49%-2.86%, 2.19%-2.55%, and 4.23%-4.50%, no dividend yield, volatility factors of the expected market price of the

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s common stock of 58.7%, 57.0%, and 61.4% and a weighted-average expected life of the option of 4 years, for fiscal 2004, 2003, and 2002, respectively.

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

     At March 31, 2004, the Company has one stock-based compensation plan, which is described more fully in Note 11. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation is reflected in net income, as all options granted under those plans had an exercise price equivalent to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Year Ended March 31,
	2004	2003	2002
	(in thousands, except
	per share data)
Actual
Net income/(loss) as reported	$(13,480)	$3,966	$19,118
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	2,650	2,263	2,589

Pro forma net income/(loss)	$(16,130)	$1,703	$16,529

Net income/(loss) per share:
Basic, as reported	$(0.49)	$0.16	$0.79
Basic, pro forma	$(0.59)	$0.07	$0.69
Diluted, as reported	$(0.49)	$0.16	$0.78
Diluted, pro forma	$(0.59)	$0.07	$0.67

Weighted average fair value per share of options granted during fiscal year:
2004	$9.66
2003	$5.61
2002	$7.24

     The pro forma effect on net income of SFAS 123 may not be representative of the effects on pro forma net income/(loss) in future periods.

Impact of Recently Issued Accounting Standards:

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (SFAS 149) which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components. SFAS 149 was effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial condition or results of operations.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” (SFAS 150) which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers. The provisions of SFAS 150 were effective for instruments entered into or modified after May 31, 2003 and to pre-existing instruments as of June 29, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial condition or results of operations.

     In May 2003, Emerging Issues Task Force (EITF) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” (EITF 00-21) was finalized. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” which codifies and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with EITF No. 00-21. The adoption of these standards did not have a material impact on the Company’s financial condition or results of operations.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB issued FIN 46R, which supercedes FIN 46. FIN 46R is applicable in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this standard did not have a material impact on our results of operation or financial position.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement provides for additional disclosures regarding pension and other postretirement benefits, generally effective for financial statements for fiscal years after December 15, 2003. The Company has adopted the disclosure requirements of SFAS No. 132 (revised) effective December 31, 2003, as applicable.

3. Inventories

	March 31,
	2004	2003
	(in thousands)
Raw materials	$11,428	$13,611
Work in progress	3,283	3,124
Finished goods	71,951	74,707

	$86,662	$91,442

4. Property, Plant and Equipment

	March 31,
	2004	2003
	(in thousands)
Land, buildings and leasehold improvements	$45,316	$38,509
Machinery and office equipment	232,487	202,895
Equipment under capital leases	5,193	4,985
Molds	64,510	60,783

	347,506	307,172
Less accumulated depreciation and amortization	166,485	134,724

	$181,021	$172,448

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Depreciation expense for fiscal 2004, 2003 and 2002 was $23.3 million, $19.7 million and $18.5 million, respectively. Accumulated amortization on equipment under capital leases was $0.9 and $0.4 million at March 31, 2004 and 2003, respectively.

5. Acquisitions

     Effective February 6, 2004, the Company acquired 100% of the stock of Great Lakes Coating Laboratory. The total purchase price of $17.2 million consisted of $15.3 million in cash consideration and the assumption of $1.9 million in debt. The acquisition resulted in recording total assets of $3.6 million, including current assets of $1.8 million, and total liabilities of $2.6 million, including current liabilities of $0.8 million. The Company recorded goodwill of $16.0 million and intangible assets of $0.3 million as a result of the acquisition. Contingent payments up to $3.8 million could result in an increase to goodwill and will be recorded in the instance that such payments are made. Goodwill is generally not tax deductible in a stock purchase. However, the Company may file an election with the Internal Revenue Service to convert the acquisition to an asset purchase, which allows the Company to deduct the recorded goodwill over a 15-year period. Results of operations from the acquisition included in the fiscal 2004 statement of operations were not material.

     Great Lakes is a Troy, Michigan based coating laboratory, has had historical annual sales of approximately $11.5 million and is considered by many to be the premier coating lab in the United States. The Company anticipates that this acquisition will further improve its ability to distribute Teflon EasyCare lenses in North America.

6. Derivative Instruments

     As a result of its global operations, the Company’s foreign subsidiaries are exposed to exchange rate fluctuations on certain assets and liabilities, primarily accounts payable, accounts receivable, and intercompany indebtedness, denominated in non-functional currencies. In addition, the parent company has foreign currency exposure on its Euro-denominated third party debt. The Company utilizes various derivative hedge instruments, primarily forward contracts, to hedge cash flows associated with certain purchase and sales commitments and the related payables and receivables. In accordance with SFAS No. 133, certain derivative instruments are required to be recorded at fair value. The Company does not designate derivative contracts as hedges. Accordingly, changes in the fair value of such instruments are recorded immediately in other income and expense.

     During fiscal 2004 the Company recorded $10.9 million in net proceeds from the settlement of derivative contracts associated with the tender and open market purchases of its 11% Senior Notes. These proceeds were recorded as a foreign currency gain in the Consolidated Statements of Operations.

     Also during fiscal 2004 and 2003, the Company had various contracts in place to hedge the semi-annual interest payments on its Euro-denominated third party debt.

     The Company had 8 and 92 foreign exchange contracts outstanding as of March 31, 2004 and 2003, respectively. None of the foreign exchange contracts outstanding at March 31, 2004 or 2003 were designated as hedges. The Company does not hold derivative financial instruments for speculative or trading purposes.

7. Accrued Liabilities

	March 31,
	2004	2003
	(in thousands)
Liabilities associated with strategic initiatives	$3,612	$870
Marketing and promotional accrual	14,554	12,632
Other accrued liabilities	30,877	28,190

	$49,043	$41,692

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Long-Term Debt

	March 31,
	2004	2003
	(in thousands)
Uncollateralized employee loans, interest rate at 0.37% at March 31, 2004, principal and interest payable through March 2005	$751	$—
Uncollateralized term loans, interest rates varying from 3.8% to 7.6% at March 31, 2004 and 2003, principal and interest payable through July 2006	1,998	1,765
Loans collateralized by equipment and other assets, interest rates varying from 0.2% to 12.0% at March 31, 2004 and 2003, principal and interest payable through August 2013	4,391	6,292
Loans collateralized by equipment and other assets, interest rates indexed to LIBOR at March 31, 2004 and 2003, principal and interest payable through March 2007	207	592
Uncollateralized term loan, interest 1.85% at March 31, 2004 and 2003, principal and interest payable through June 2008	472	484
Uncollateralized term loan, interest LIBOR plus 2.5% at March 31, 2004, principal and interest payable through December 2009	175,000	—
Uncollateralized government loan, principal and interest payable through February 2006	478	339

	183,297	9,472
Less current portion	11,933	3,510

Long-term debt, less current portion	$171,364	$5,962

Aggregate annual maturities of long-term debt over the next five years and thereafter are as follows:

Period Ending March 31,	(in thousands)
2005	$11,933
2006	15,509
2007	14,849
2008	18,014
2009	17,694
Thereafter	105,298

Total	$183,297

     As of March 31, 2004 and 2003, the carrying value and fair value of the Company’s long-term debt including current maturities approximates $183.3 million. The fair value of its long-term debt including current maturities is based on discounted future cash flows. Long-term debt includes capital lease obligations of $5.6 million and $5.3 million at March 31, 2004 and 2003, respectively. Future minimum capital lease principal payments at March 31, 2004 consist of $1.4 million, $1.5 million, $1.0 million, $0.9 million, and $0.8 million for fiscal 2004 through fiscal 2009, respectively. Interest on capital lease obligations is approximately $0.2 and $0.5 million at March 31, 2004 and 2003, respectively.

     On December 11, 2003, the Company completed a new senior secured credit facility consisting of a $175 million six-year term loan, bearing interest at LIBOR plus 2.50%. In addition, the Company completed a $50 million five-year revolving credit facility priced at LIBOR plus 3.00%. The Company’s existing $90 million revolving credit facility was terminated in connection with these transactions. The credit facility is secured by a pledge of 100% of the stock of any future domestic subsidiaries and 65% of the stock of the Company’s significant foreign subsidiaries and a security interest in the accounts receivable, inventory and certain other assets of the Company and its domestic subsidiaries. As of March 31, 2004, $1.4 million was utilized under the revolving credit facility. The Company incurred debt issuance costs of $4.9 million as a result of the new credit agreement, which has been included in other assets on the accompanying financial statements as of March 31, 2004.

     SOLA INTERNATIONAL INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     Under the terms of our credit agreement, we are obligated to abide by certain affirmative and negative covenants, including but not limited to; interest coverage ratio, fixed charge coverage ratio, total leverage ratio, minimum net worth, maximum senior secured debt ratio and a minimum liquidity. As of March 31, 2004, we are in compliance with all covenants contained in our bank credit agreement.

9. Senior Notes

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

     During the fourth quarter of fiscal 2004, we purchased an additional EUR 2.1 million of the outstanding Notes in the open market. The total consideration paid in connection with the purchase was $3.2 million, including $2.7 million for principal, $0.4 million for tender premiums and $0.1 million for accrued interest.

     As a result of the tender and open market purchases, the Company recorded a $41.5 million loss on the early debt extinguishment resulting from the difference between the carrying value of the Notes, including unamortized debt issuance costs, and the total purchase price. This was offset in part by $10.9 million net proceeds from settlement of derivatives.

     The following is the detail of the Senior Notes (in thousands):

	March 31, 2004	March 31, 2003
6 7/8% Senior Notes due 2008	$94,848	$94,809
11% Senior Notes due 2008	9,238	223,433

Total Senior Notes	$104,086	$318,242

     10. Guarantees, Including Indirect Guarantees of Indebtedness of Others

     The Company has issued a $0.9 million standby letter of credit maturing on April 25, 2005 to guarantee third party debt. In the event that certain obligors default on their payment obligations that are subject to the Company’s standby letters of credit, the Company would be required to guarantee such obligations. If the obligors default on their payment obligations, the Company has recourse provisions that would enable it to recover fixed assets with an estimated fair value of approximately $1.0 million.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Common Stock

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

Stock Options

     The Company adopted the SOLA International Inc. Stock Option Plan (the “International Plan”), effective February 15, 1995. On August 14, 1998 and August 16, 1996 the shareholders of the Company ratified increases of 1,690,000 and 500,000, respectively, to the number of options available for issuance under the International Plan. The maximum number of shares of Common Stock with respect to which options may be granted under the International Plan is 4,691,087 shares. Under the International Plan certain key employees, and non-employee directors and/or creditors of the Company and its subsidiaries and affiliates (each an “Optionee”) are eligible to receive non-qualified stock options (the “International Options”) to acquire shares of Common Stock of the Company. International Options granted to an Optionee are evidenced by an agreement between the Optionee and the Company which contains terms not inconsistent with the International Plan, which the committee appointed to administer the International Plan deemed necessary or desirable (the “International Option Agreement”). Shares available for future grants under the International Plan were 456,195 at March 31, 2004.

     Pursuant to the International Plan, unless otherwise set forth in an International Option Agreement, 20% of the Options granted to an Optionee vest on the date of grant, with an additional 20% vesting on each successive one-year anniversary of the date of grant. Options not previously vested become fully vested in the event of a sale or other disposition of 80% or more of the outstanding capital stock or substantially all of the assets of the Company, or upon a merger or consolidation of the Company and its subsidiaries and affiliates unless the merger or consolidation is one in which the Company is the surviving corporation or one in which control of the Company and its subsidiaries and affiliates does not change (a “Termination Event”).

     However, existing options under the International Plan which are not exercised on or prior to a Termination Event lapse upon the closing of a Termination Event. All non-vested Options of an Optionee lapse upon such Optionee’s termination of employment for any reason. An Optionee’s vested Options lapse 45 days after termination of such Optionee’s employment with the Company and its subsidiaries and affiliates for any reason other than death or disability, in which case such options terminate 180 days after such termination; provided, however, that such options lapse immediately in the event an Optionee’s employment with the Company and its subsidiaries and affiliates is terminated for cause.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Option Activity

     A summary of the Company’s stock option activity and related information for fiscal 2002, 2003 and 2004 follows:

	Number of	Weighted
	Securities	Average
	Underlying	Exercise
	Options	Price
	(in thousands, except
	per share data)
Options outstanding as of March 31, 2001	3,351	$15.36
Options granted during fiscal 2002 with an exercise price equal to the market price on the date of grant	386	14.30
Options exercised in fiscal 2002	(823)	9.32
Options cancelled in fiscal 2002	(331)	23.47

Options outstanding as of March 31, 2002	2,583	16.06
Options granted during fiscal 2003 with an exercise price equal to the market price on the date of Grant	315	12.24
Options exercised in fiscal 2003	(92)	11.45
Options cancelled in fiscal 2003	(387)	20.32

Options outstanding as of March 31, 2003	2,419	15.25
Options granted during fiscal 2004 with an exercise price equal to the market price on the date of grant	218	20.46
Options exercised in fiscal 2004	(654)	11.39
Options cancelled in fiscal 2004	(358)	23.74

Options outstanding as of March 31, 2004	1,625	$15.61

Options exercisable at:
March 31, 2004	1,179	$16.68
March 31, 2003	1,658	$17.47
March 31, 2002	1,567	$19.62

     The following table summarizes stock options outstanding at March 31, 2004:

	Outstanding			Exercisable
			Weighted
	Shares	Weighted	Average Contractual	Shares
Range of Exercise Price	(in thousands)	Price	Life	(in thousands)	Price
$4.63-$6.25	420	$5.64	6.06	302	$5.73
$7.88-$14.21	415	12.54	8.15	211	12.30
$14.22-$17.55	339	16.24	5.94	272	16.00
$23.10-$28.00	332	25.54	5.99	275	26.04
$29.81-$37.25	119	32.12	3.30	119	32.12

Total	1,625	$15.61	6.35	1,179	$16.68

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12. Restructuring and Impairment

     Commencing in fiscal 1999, the Company implemented strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKU’s that are no longer being manufactured. During fiscal 2004, management initiated a plan to further efforts initiated under the fiscal 1999 strategic initiatives, including restructuring activities and other efforts to streamline the business. Pursuant to the 2004 plan, management expects to incur additional charges of approximately $3.0 million through September 2004 primarily related to facility closures, workforce reductions and asset impairment in Asia and Europe.

Restructuring Charges Under SFAS 144 and SFAS 146

     During fiscal 2004, the Company recorded net pre-tax restructuring charges of $13.7 million related primarily to work force reductions, facility closures, asset impairments and other initiatives. Included in the workforce reductions were 209 employees from manufacturing, 73 employees from sales and marketing, 15 employees from administration, and 42 employees from research and development. These charges are included in general and administrative expenses in the accompanying financial statements.

     Impairment charges associated with restructuring related activities resulting from asset write-downs totaled $2.8 million in fiscal 2004 due to facility reductions. These charges primarily related to equipment write-downs in Europe and Asia. These charges are included in general and administrative expenses in the accompanying financial statements.

     The following table presents details of the restructuring charges for fiscal 2004, 2003 and 2002 and related liabilities associated with the strategic initiatives as of March 31, 2004, 2003 and 2002 (in thousands):

	Workforce	Facility
	Reductions	Closures	Impairments	Other	Total
Strategic initiative liability as of March 31, 2001	$13,682	$2,439	$—	$—	$16,121
Fiscal 2002 Charge to operations	—	28	—	—	28
Utilized:
Non-cash	—	(767)	—	—	(767)
Cash	(8,812)	(274)	—	—	(9,086)

Strategic initiative liability as of March 31, 2002	4,870	1,426	—	—	6,296
Utilized:
Cash	(4,219)	(1,207)	—	—	(5,426)

Strategic initiative liability as of March 31, 2003	651	219	—	—	870
Cash utilization of fiscal 2003 strategic initiative liability	(651)	(219)	—	—	(870)
Fiscal 2004 Charge to operations	8,357	2,364	2,754	226	13,701
Utilization of fiscal 2004 strategic initiative liability:
Non-cash	—	(1,731)	(2,754)	47	(4,438)
Cash	(4,745)	(633)	—	(273)	(5,651)

Strategic initiative liability as of March 31, 2004	$3,612	$—	$—	$—	$3,612

     Management expects to utilize the strategic initiative liability of $3.6 million through September 2004.

Other Impairment Charges

     In addition to restructuring related impairment charges, the Company recorded other impairment charges of approximately $3.0 million related to a note receivable and deposit under the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” These charges are included in general and administrative expenses in the accompanying financial statements.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

13. Defined Contribution Plans

     The Company sponsors several defined contribution plans covering substantially all U.S. and U.K. employees. Under the U.S. 401(k) retirement plan, the Company provides 50% matching contributions up to a maximum of 6% of the employee’s compensation during the plan year. Contributions for the years ended March 31, 2004, 2003 and 2002 were $0.7 million, $0.7 million and $1.0 million, respectively. Under the U.K. plan, the Company matches pension contributions of up to 8% of the employee’s pensionable salary. The contribution was $0.2 million for the year ended March 31, 2004 and $0.1 million in each of the years ended March 31, 2003 and 2002.

14. Defined Benefit Retirement Plans

     The Company participates in a defined benefit pension plan (“Domestic Pension Plan”) covering substantially all full-time domestic employees. The Company also participates in contributory defined benefit pension plans covering certain Australian employees (“International Pension Plan”) as well as certain employees in Japan, Ireland and the U.K. (“Other International Pension Plans”). Effective March 31, 2003, the Company discontinued any further accruals to the participants of its Domestic Pension Plan and all benefit levels as of a normal retirement date were frozen for all Domestic Pension Plan participants.

     The following provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets and a statement of the funded status for both the Domestic and the International Pension Plans.

	Domestic		International
	Pension Plan		Pension Plans
Year ended March 31, (in thousands)	2004	2003	2004	2003
Reconciliation of benefit obligation:
Benefit obligation—beginning of year	$19,593	$22,354	$31,005	$10,508
Service cost	—	1,269	2,516	1,541
Interest cost	1,259	1,464	1,863	683
Participant contributions	—	—	603	121
Actuarial (gain)/loss	(564)	386	829	1,056
Curtailment (gain)/loss	2,431	(5,153)	—	—
Benefit payments	(608)	(727)	(6,395)	(1,674)
Other	—	—	—	69
Effect of exchange rates	—	—	6,649	1,454

Benefit obligation—end of year	$22,111	$19,593	$37,070	$13,758

	Domestic		International
	Pension Plan		Pension Plans
Year ended March 31, (in thousands)	2004	2003	2004	2003
Reconciliation of fair value of plan assets:
Fair value of plan assets—beginning of year	$12,023	$15,070	$23,890	$11,762
Actual return on plan assets	4,163	(2,320)	3,725	(1,068)
Employer contributions	1,626	—	3,047	1,311
Participant contributions	—	—	603	121
Benefit payments	(608)	(727)	(5,300)	(1,674)
Other	—	—	—	69
Effect of exchange rates	—	—	5,276	1,392

Fair value of plan assets—end of year	$17,204	$12,023	$31,241	$11,913

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The accumulated benefit obligation for the domestic defined benefit pension plan was $22,111 and $19,593 at March 31, 2004 and 2003, respectively.

	Domestic
	Pension Plan
Year ended March 31, (in thousands)	2004	2003
Amounts recognized in the Consolidated Balance Sheet:
Accrued benefit cost	$(6,200)	$(7,571)
Intangible assets	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$(6,200)	$(7,571)

     The accumulated benefit obligation for the domestic defined benefit pension plan was $22,111 and $19,593 at March 31, 2004 and 2003, respectively.

	Domestic
	Pension Plan
Year ended March 31, (in thousands)	2004	2003
Information for pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$20,116	$22,979
Accumulated benefit obligation	22,111	19,593
Fair value of plan assets	17,204	12,023

	Domestic
	Pension Plan
Year ended March 31, (in thousands)	Projected	2004	2003
Domestic pension plan weighted-average asset allocations, by asset category are as follows:
Equities	60%	60%	62%
Fixed income	31%	31%	30%
Other	9%	9%	8%

	Domestic		International
	Pension Plan		Pension Plans
Year ended March 31, (in thousands)	2004	2003	2004	2003
Funded status:
Funded status at March 31	$(4,907)	$(7,570)	$(5,829)	$(1,845)
Unrecognized prior service cost	—	—	223	—
Unrecognized transition asset	—	—	510	(43)
Unrecognized (gain)/loss	(1,293)	—	3,288	145
Additional liability	—	—	(1,533)	—

Accrued pension cost	$(6,200)	$(7,570)	$(3,341)	$(1,743)

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Domestic		International
	Pension Plan		Pension Plans
Year ended March 31, (in thousands)	2004	2003	2004	2003
Additional information:
Increase in minimum liability included in other comprehensive income	$—	$—	$(1,905)	$—

     The assumptions used in the measurement of the Company’s benefit obligation are shown in the following table:

	Domestic			International
	Pension Plan			Pension Plans
Year ended March 31,	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.50%	6.50%	2.00% to 6.00%	6.50%	6.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	7.00%	7.50%	7.50%
Rate of increase in future compensation levels	5.00%	5.00%	5.00%	3.00% to 3.50%	4.00%	4.00%

     Net periodic pension costs include the following components:

	Domestic			International
	Pension Plan			Pension Plans
Year ended March 31, (in thousands)	2004	2003	2002	2004	2003	2002
Service cost	$—	$1,269	$1,308	$2,516	$1,541	$1,536
Interest cost	1,259	1,464	1,303	1,863	683	627
Expected return on plan assets	(1,003)	(1,188)	(1,195)	(1,961)	(924)	(909)
Amortization of transition asset	—	—	—	(80)	(21)	(19)
FAS 88 expense	—	—	—	(45)	—	—
Prior service cost	—	—	—	39	—	—
Amortization of gain	—	—	—	144	(151)	—

Net periodic pension cost	$256	$1,545	$1,416	$2,476	$1,128	$1,235

     Effective March 31, 2003, the Company ceased all future benefit accruals under its Defined Benefit Pension Plan, resulting in a curtailment under Statement of Financial Accounting Standards No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” (“SFAS No. 88”). Specifically, the Projected Benefit Obligation (PBO) decreased by $5.2 million (i.e., there was a PBO gain). This occurred because benefits projected by assumed salary increases for PBO purposes were fixed as of the freeze date. The SFAS No. 88 net impact on earnings was then determined as the amount, if any, by which this PBO gain exceeded the existing Unrecognized Actuarial Losses accumulated at the time. Since the latter amount was $3.9 million, the PBO gain was first used to eliminate it, and income under SFAS No. 88 of $1.3 million was recognized as a component of general and administrative expenses.

F-22

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

15. Income Taxes

     The domestic and foreign components of income/(loss) before provision/(benefit) for income taxes and minority interest are as follows:

	Year Ended March 31,
	2004	2003	2002
		(in thousands)
Domestic	$(52,187)	$(27,482)	$(297)
Foreign	38,559	30,577	25,332

	$(13,628)	$3,095	$25,035

     The components of the provision/(benefit) for income taxes are as follows:

	Year Ended March 31
	2004	2003	2002
		(in thousands)
Current:
Federal and State	$200	$200	$141
Foreign	13,762	13,370	5,714
Deferred:
Federal and State	(19,043)	(10,035)	(1,817)
Foreign	(511)	(2,410)	(1,490)
Valuation allowance adjustment	4,934	(2,599)	4,462

	$(658)	$(1,474)	$7,010

     During fiscal 2004, 2003, and 2002, the Company recognized $1.1 million, $150,000, and $2.5 million, of certain tax benefits related to the exercise of stock options. Such benefits were recorded as an increase in long-term deferred tax asset and an increase in additional paid-in capital.

     A reconciliation between income tax provision/(benefit) computed at the U.S. federal statutory rate and the effective rate reflected in the statements of operations is as follows:

	Year Ended March 31,
	2004	2003	2002
Provision/(benefit) at statutory federal rate	(35.0)%	35.0%	35.0%
State tax provision, net of federal effect	(3.0)	2.0	1.0
Change in valuation allowance	36.2	(84.0)	17.8
Tax credits	(10.6)	(53.8)	(4.9)
Income of foreign subsidiaries at differing statutory rates	4.2	43.1	(20.8)
Revision of prior years estimates	2.9	(25.4)	—
Permanent items and other	0.5	35.5	(0.1)

	(4.8)%	(47.6)%	28.0%

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	March 31
	2004	2003
	(in thousands)
Deferred tax assets:
Accounts receivable, principally due to allowances for doubtful accounts	$2,349	$2,172
Inventories, principally due to reserves	7,818	7,810
Accruals for employee benefits, current	4,075	4,089
Other current assets	7,209	3,807

Deferred tax assets, current	21,451	17,878
Property, plant and equipment, principally due to differences in depreciation	2,570	2,601
Accruals for employee benefits, long term	4,295	4,534
In-process research and development	5,840	6,745
Other long-term assets	14,422	29,525
Net operating losses (NOL)	86,637	46,435

Total deferred tax assets	135,215	107,718
Less: valuation allowance	18,597	13,663

Net deferred tax assets	$116,618	$94,055

Deferred tax liabilities:
Inventories	$4,531	$3,752
Other current liabilities	1,729	1,651

Deferred tax liabilities, current	6,260	5,403
Property, plant and equipment, principally due to differences in depreciation	16,605	16,808
Amortization of goodwill	22,854	10,633
Other long-term liabilities	4,087	10,085

Net deferred tax liabilities	49,806	42,929

Net deferred tax assets less net deferred tax liabilities	$66,812	$51,126

     The deferred tax assets valuation allowance at March 31, 2004 and 2003 is primarily attributable to deferred tax assets, which resulted primarily from foreign net operating loss carryovers. It is the opinion of management that it is more likely than not that the realization of these deferred tax assets will not be assured in the years presented.

     For tax purposes, the Company and its foreign subsidiaries, at March 31, 2004, had net operating loss (NOL) carryforwards of $189.4 million attributable to U.S. Federal NOL carryforwards, which expire between 2020 and 2024; and approximately $59.9 million of foreign NOL carryforwards, of which $15.4 million expire between 2005 and 2019, and $44.5 million have no expiration date. The deferred tax assets reflected in the Company’s accounts as of March 31, 2004 before valuation allowances include these NOLs.

     The Company has not provided for U.S. federal income and foreign withholding taxes on $194.0 million of non-U.S. subsidiaries’ undistributed earnings as of March 31, 2004 because such earnings are intended to be reinvested indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits). Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

16. Commitments

     The Company leases certain warehouse and office facilities, office equipment and automobiles under noncancelable operating leases, which expire in 2005 through 2014. The Company is responsible for taxes, insurance and maintenance expenses related to the leased facilities. Under the terms of certain lease agreements, the leases may be extended, at the Company’s option, and certain of the leases provide for adjustments of the minimum monthly rent. Future minimum annual lease payments under the leases are as follows:

Period Ending
March 31,	(in thousands)
2005	$6,349
2006	5,870
2007	3,855
2008	3,211
2009	2,579
Thereafter	5,367

     The Company subleases certain of its office and warehouse facilities. Future minimum rental receipts under noncancelable subleases are as follows:

Period Ending
March 31,	(in thousands)
2005	$164
2006	—
2007	—
2008	—
2009	—
Thereafter	—

     Rent expense for fiscal 2004, 2003, and 2002 was $11.1 million, $8.7 million and $6.8 million, respectively.

17. Contingencies

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

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

18. Worldwide Operations

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

     A summary of information about the Company’s geographic areas is as follows:

	North		Rest of
	America	Europe	World(b)	Eliminations	Total
			(in thousands)
Year Ended March 31, 2004
Net sales (a):
External	$271,078	$260,347	$118,684	$—	$650,109
Internal	31,484	115,393	72,277	(219,154)	—
Identifiable assets	436,839	211,602	199,996	—	848,437
Year Ended March 31, 2003
Net sales (a):
External	$249,185	$210,302	$103,259	$—	$562,746
Internal	42,491	96,470	74,527	(213,488)	—
Identifiable assets	379,887	207,655	158,526	(1,083)	744,985
Year Ended March 31, 2002
Net sales (a):
External	$236,785	$185,806	$106,914	$—	$529,505
Internal	58,420	74,481	73,586	(206,487)	—
Identifiable assets	344,668	178,063	174,910	(837)	696,804

(a)	Net sales are attributed to regions based on the location of SOLA and its subsidiaries’ country or region of domicile.

(b)	The Rest of World consists primarily of Australia, Japan, China and South America.

     Internal sales represent intercompany sales between regions at a mark-up from cost; the elimination of any profit arising from such sales is reflected in eliminations in determining operating income/(loss).

     Included in North American operations are the Company’s businesses in Canada and Mexico, as well as the United States. In each of the three fiscal years ended March 31, 2004, Canadian and Mexican operations accounted for less than 4.0% of external revenues and less than 1.6% of identifiable assets of the North American region. The information for Canada and Mexico, individually and combined, is not considered material to information for the United States alone.

SOLA INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

19. Supplementary Cash Flow Data

	Year Ended March 31,
	2004	2003	2002
		(in thousands)
Supplemental disclosures of cash flow information:
Interest paid	$30,542	$36,501	$35,389

Taxes paid	$11,533	$11,158	$8,152

Supplemental disclosures of non-cash investing and financing activities:
Capital expenditures accrued but not paid	$1,798	$1,053	$10,776

SOLA INTERNATIONAL INC.
SUPPLEMENTAL INFORMATION
QUARTERLY FINANCIAL DATA-UNAUDITED
(in thousands, except per share data)

	Quarter Ended
	June 30,	Sept. 30,	Dec. 31,	March 31,
	2003	2003	2003 (1)	2004 (2)
Net sales	$153,979	$158,663	$159,286	$178,181
Gross profit	62,361	62,674	64,773	74,152
Operating income	19,816	20,639	15,401	17,715
Net income/(loss)	518	6,683	(25,330)	4,649
Net income/(loss) per share—basic	0.02	0.27	(0.91)	0.15
Net income/(loss) per share—diluted	0.02	0.26	(0.91)	0.14

	Quarter Ended
	June 30,	Sept30,	Dec31,	March 31,
	2002	2002	2002	2003
Net sales	$135,177	$138,486	$135,241	$153,842
Gross profit	55,416	56,165	56,041	65,429
Operating income	15,028	14,993	14,018	22,823
Net income/(loss)	(5,352)	6,530	(5,238)	8,026
Net income/(loss) per share—basic	(0.22)	0.27	(0.21)	0.33
Net income/(loss) per share—diluted	(0.22)	0.26	(0.21)	0.32

(1)	In the third quarter of fiscal 2004, we recorded charges of $4.7 million, $3.3 million net of tax, related to workforce reductions, facility closures and asset impairments. In addition, a $41.0 million loss on early extinguishment of debt was recorded in third quarter fiscal 2004.

(2)	In the fourth quarter of fiscal 2004, we recorded charges of $12.0 million, $9.3 million net of tax, related to charges for workforce reductions, facility closures and asset impairments. In addition, a $0.5 million loss on early extinguishment of debt was recorded in fourth quarter fiscal 2004.

S-1

SOLA INTERNATIONAL INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance,	Charged			Balance,
	Beginning	to			End of
Allowance for doubtful accounts	of Period	Expenses	Deductions	Other(1)	Period
Year ended March 31, 2004	$8,972	$1,421 (2)	$(2,566)	$872	$8,699

Year ended March 31, 2003	$8,395	$1,611	$(1,123)	$89	$8,972

Year ended March 31, 2002	$9,201	$2,317	$(3,106)	$(17)	$8,395

(1)	Other relates primarily to foreign currency translation adjustments.

(2)	Note receivable for $2,303 written off as bad debt expense during Fiscal 2004 excluded from allowance for doubtful account provision.

S-2

INDEX OF EXHIBITS

Exhibit No.	Description	Reference
1.1	Underwriting Agreement dated November 18, 2003 among the Company and UBS Securities LLC and J.P. Morgan Securities Inc., as Representatives, and the other parties thereto.
3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference (File No. 1-13606)
3.2	Amended and Restated By-Laws of the Company	Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference (File No. 1-13606)
4.1	Rights Agreement dated as of August 27, 1998 between SOLA International Inc. and Bank Boston N.A.	Filed as Exhibit 1 to the Company’s Form 8-A dated August 27, 1998 and incorporated herein by reference (File No. 1-13606)
4.2	Indenture by and between the Company and State Street Bank and Trust Company of California, N.A., as Trustee, dated as of March 19, 1998	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference (File No. 1-13606)
4.3	Officers’ Certificate Related to Terms of 6 7/8 Senior Notes due 2008	Filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference (File No. 1-13606)
4.4	Indenture dated as of April 17, 2001 by and between the Company and The Bank of New York, as Trustee, with respect to the 11% Notes due 2008	Filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference
4.5	Registration Rights Agreement dated as of April 17, 2001 by and among the Company and UBS AG acting through its business group UBS Warburg, as Initial Purchaser, with respect to the 11% Notes due 2008	Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference
4.6	Supplemental Indenture dated as of December 11, 2003 among the Company and the Bank of New York, as Trustee, with respect to the 11% Notes due 2008

Exhibit No.	Description	Reference
10.1	Purchase Agreement, dated as of September 1, 1993 by and between SOLA Holdings Inc., Pilkington plc and certain of Pilkington plc’s subsidiaries	Filed as Exhibit 10.1 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-68824) and incorporated herein by reference
10.2	Lease Agreement between Optical SOLA de Mexico and Messrs. Salvadore Luttenroth-Camou and Carlos Lutteroth-Lomeli (including English summary of principal terms)	Filed as Exhibit 10.10 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-68824) and incorporated herein by reference
10.3*	Amended and Restated 1998 SOLA International Inc. Stock Option Plan	Filed as Appendix A to the Company’s Fiscal 1998 Proxy Statement dated June 30, 1998 and incorporated herein by reference (File No. 1-13606)
10.4*	Form of Indemnification Agreement between the executive officers and directors of the Company and the Company	Filed as Exhibit 10.24 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-87892) and incorporated herein by reference
10.5*	SOLA International Inc. Management Incentive Plan	Filed as Exhibit 10.25 to the Company’s Registration Statement, as amended, on Form S-1 (File No. 33-87892) and incorporated herein by reference
10.6*	SOLA Optical 401(k) Savings Plan	Filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-4489) filed with the Commission on May 23, 1996 and incorporated herein by reference
10.7	Trust Agreement entered into as of May 15, 1996 between SOLA Optical USA, Inc. and Chase Manhattan Bank, N.A.	Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-4489) filed with the Commission on May 23, 1996 and incorporated herein by reference
10.8*	Employment Agreement between SOLA International Inc. and Jeremy Charles Bishop, dated as of November 6, 2000	Filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2000 and incorporated herein by reference
10.9*	Confidential Severance Agreement between SOLA International Inc. and Barry J. Packham, dated January 1, 1997	Filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2002 and incorporated herein by reference

Exhibit No.	Description	Reference
10.10*	Confidential Severance Agreement between SOLA International Inc. and Mark Ashcroft, dated April 6, 2002	Filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended March 31, 2002 and incorporated herein by reference
10.11	Credit Agreement dated as of October 28, 2002 among SOLA International Inc., the Lenders named therein, Union Bank of California, N.A., as Sole Lead Arranger, as an Issuing Bank, as Administrative Agent, and as Collateral Agent for the Lenders.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2002 and incorporated herein by reference
10.12*	Employment Agreement between SOLA International Inc. and Ronald F. Dutt, dated as of September 4, 2003	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003 and incorporated herein by reference
10.13	Credit Agreement dated as of December 11, 2003 among SOLA International Inc., the Lenders named therein, UBS Securities LLC and JP Morgan Securities Inc. as Joint Lead Arrangers and Bookrunners, UBS Securities LLC and JP Morgan Chase Bank as Co-Syndication Agents, Union Bank of California, N.A., as Administrative Agent and Collateral Agent, and U.S. Bank National Association, as Documentation Agent.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2003 and incorporated herein by reference
10.14*	Employment Agreement between SOLA International Inc. and Gaetano Sciuto, dated as of June 15, 1998
10.15*	Employment Agreement between SOLA International Inc. and David Cross, dated as of February 2, 2004

Exhibit No.	Description	Reference
12.1	Statement regarding ratio of earnings/(loss) to fixed charges
21.1	List of subsidiaries of the Company
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on Signature Page)
31.1	Rule 13a-14(a) Certifications
32.1	Section 1350 Certification

*Compensatory plan or management agreement