Form 10-Q
period 2004-06-30
SOLA INTERNATIONAL INC
filed 2004-08-09
CIK 912088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
or

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

As of August 6, 2004, 32,194,060 shares of the registrant’s common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

SOLA INTERNATIONAL INC.

Form 10-Q for the Quarterly Period
Ended June 30, 2004

PART I            FINANCIAL INFORMATION

Item 1. Financial Statements

SOLA INTERNATIONAL INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30,	March 31,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$122,729	$102,604
Accounts receivable, net	137,155	145,920
Inventories	90,836	86,662
Deferred tax assets, current	17,664	17,664
Prepaid and other current assets	24,517	22,511

Total current assets	392,901	375,361
Property, plant and equipment, net	172,182	181,021
Goodwill	226,654	225,194
Deferred tax assets, long-term	51,380	53,639
Other long-term assets	16,740	17,713

Total assets	$859,857	$852,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,875	$11,933
Accounts payable	68,058	63,280
Deferred taxes payable, current	639	639
Accrued liabilities	51,665	49,043
Accrued payroll and related compensation	34,669	36,390

Total current liabilities	167,906	161,285
Long-term debt, less current portion	169,067	171,364
Senior notes	103,223	104,086
Deferred taxes payable, long-term	4,271	3,852
Other long-term liabilities	17,153	17,000

Total liabilities	461,620	457,587

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 32,558 and 32,550 shares issued as of June 30, 2004 and March 31, 2004, and 32,190 and 32,182 shares outstanding as of June 30, 2004 and March 31, 2004, respectively	326	325
Additional paid-in capital	408,554	408,463
Retained earnings	23,799	14,395
Accumulated other comprehensive loss	(32,055)	(25,455)
Common stock in treasury, at cost— 368 shares at June 30, 2004 and March 31, 2004	(2,387)	(2,387)

Total stockholders’ equity	398,237	395,341

Total liabilities and stockholders’ equity	$859,857	$852,928

The accompanying notes are an integral part of these consolidated financial statements.

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended
	June 30,
	2004	2003
Net sales	$165,156	$153,979
Cost of sales	98,082	91,618

Gross profit	67,074	62,361

Research and development expenses	1,831	2,483
Selling and marketing expenses	29,050	27,985
General and administrative expenses	17,784	12,077

Operating expenses	48,665	42,545

Operating income	18,409	19,816
Interest income	304	390
Interest expense	(4,195)	(9,224)
Loss on extinguishment of debt	(95)	—
Foreign currency gain (loss)	702	(9,981)

Income before provision for income taxes and minority interest	15,125	1,001
Provision for income taxes	(5,646)	(290)
Minority interest	(75)	(193)

Net income	$9,404	$518

Net income per share - basic	$0.29	$0.02

Weighted average common shares outstanding	32,188	24,724

Net income per share - diluted	$0.29	$0.02

Weighted average common and dilutive securities outstanding	32,577	25,088

The accompanying notes are an integral part of these consolidated financial statements.

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Cash Flows
(in thousands)

	Three months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$9,404	$518
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in earnings	75	193
Depreciation	7,024	5,463
Amortization of other intangibles	89	59
Amortization of debt issuance costs	345	819
Loss on extinguishment of debt	95	—
Allowance for doubtful accounts and notes	179	(94)
Tax benefit from exercise of stock options	16	200
Non-cash portion of restructuring charges	435	—
Deferred taxes	2,340	(269)
Foreign currency loss	276	9,744
Loss on disposal/sale of property, plant and equipment	19	—
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	6,093	142
Inventories	(5,683)	(7,132)
Prepaid and other assets	(1,704)	(1,043)
Accounts payable	4,326	(7,304)
Accrued and other current liabilities	2,514	10,598
Other long-term liabilities	88	(1,102)

Net cash provided by operating activities	25,931	10,792

Cash flows from investing activities:
Purchases of businesses	—	(888)
Capital expenditures	(1,619)	(3,080)
Mold expenditures	(1,070)	(855)
Proceeds from disposal of property, plant and equipment	925	199

Net cash used in investing activities	(1,764)	(4,624)

Cash flows from financing activities:
Proceeds from the exercise of stock options	91	1,489
Net payments under notes payable to banks	(2,188)	(522)
Borrowings on long-term debt	96	741
Payments on long-term debt	(679)	(1,890)
Repayment of senior notes	(789)	—

Net cash used in financing activities	(3,469)	(182)

Effect of exchange rate changes on cash and cash equivalents	(573)	1,324

Net increase in cash and cash equivalents	20,125	7,310
Cash and cash equivalents at beginning of year	102,604	58,679

Cash and cash equivalents at end of year	$122,729	$65,989

The accompanying notes are an integral part of these consolidated financial statements.

SOLA INTERNATIONAL INC.

Notes to Consolidated Financial Statements
(Unaudited)

1. Business and Basis of Presentation

          (a) Description of Business

     SOLA International Inc. (the “Company”) is a leading designer, manufacturer and distributor of a broad range of spectacle lenses. The Company holds a strong manufacturing and technology position worldwide in the growing plastic lens segment of this market, and management believes the Company occupies the number two market position globally in terms of volume of plastic lenses sold. The Company has extensive international presence with sales operations in 27 countries. The Company does not sell products directly to the consumer but operates through a variety of distribution systems that include sales to national and international retail chains, sales to independent optometrists and opticians, and sales to independent wholesalers. The Company offers a diverse range of lens designs and plastic materials. In particular, the Company is focused on the following four product segments:

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

     The Company operates in three primary geographies: North America, Europe and Rest of World (consisting primarily of Australia, Japan, China, and South America), and its primary brands, SOLA and American Optical, are recognized by the trade in most major regions of the world. The Company’s top customers include several of the leading North American and European retail chains, including Wal-Mart, Alain Afflelou, Specsavers, LensCrafters and U.S. Vision, and some of the leading managed care organizations, including Kaiser Permanente and Vision Service Plan.

     (b) Basis of Presentation

     The information as of June 30, 2004 and March 31, 2004, and for the three months ended June 30, 2004 and 2003 is unaudited. In the opinion of management, these unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Interim operating results are not necessarily indicative of operating results expected in subsequent periods or for the year as a whole. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s annual consolidated financial statements for the year ended March 31, 2004, filed on Form 10-K on June 24, 2004, with the United States Securities and Exchange Commission.

     (c) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. In the future, the Company may realize actual results that differ from the current reported estimates.

     (d) Reclassifications

     Certain prior period items have been reclassified to the extent deemed necessary in order to conform with the current period presentation.

2. Summary of Significant Accounting Policies

     (a) Principles of Consolidation

     The unaudited consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant transactions between the entities have been eliminated in consolidation. The Company records minority interest gain or loss, which reflects the portion of the earnings of consolidated operations that are applicable to minority stockholders.

     (b) Stock-Based Compensation

     The Company applies an intrinsic value-based method of accounting to account for its employee and director stock options. Under this method, compensation expense is measured on the date of grant by comparing the current market price of the underlying stock to the exercise price. If the exercise price is less than the market price, unearned compensation expense is recorded on the date of grant, and subsequently amortized to compensation expense on a straight-line basis over the applicable vesting period of the option.

     As required by US GAAP, the Company makes proforma disclosure of its earnings assuming that a fair value-based method had been used to account for its employee and director stock options rather than an intrinsic value-based method. The fair value of stock options under SFAS No. 123 is determined by utilizing the Black-Scholes option-pricing model. No options were granted to employees or directors during the three-month periods ended June 30, 2004 or 2003.

     The Company’s reported net income for the three months ended June 30, 2004 and 2003 do not reflect any stock-based employee compensation, as all options under the Company’s stock option plans were granted with an exercise price equivalent to the market value of the underlying common stock on the date of grant. Had compensation expense been recognized for stock-based compensation plans under the fair value-based method, the Company would have recorded the following net income (loss) and net income (loss) per share amounts (in thousands, except per share amounts):

	Three Months Ended
	June 30,
	2004	2003
Net income, as reported	$9,404	$518
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effect	360	587

Pro forma net income (loss)	$9,044	$(69)

Net income (loss) per share:
Basic, as reported	$0.29	$0.02
Basic, pro forma	$0.28	$0.00
Diluted, as reported	$0.29	$0.02
Diluted, pro forma	$0.28	$0.00

3. Supplemental Balance Sheet Information

Inventories (in thousands):

	June 30,	March 31,
	2004	2004
Raw materials	$12,245	$11,428
Work in progress	3,718	3,283
Finished goods	74,873	71,951

	$90,836	$86,662

Accounts receivable (in thousands):

	June 30,	March 31,
	2004	2004
Accounts receivable, gross	$148,096	$157,532
Allowance for doubtful accounts and sales returns	(10,941)	(11,612)

Accounts receivable, net	$137,155	$145,920

Goodwill (in thousands):

Ending balance as of March 31, 2004	$225,194
Additional consideration on prior period acquisition	1,600
Impact of foreign currency exchange rates	(140)

Ending balance as of June 30, 2004	$226,654

During the fourth quarter of fiscal 2004, we acquired all of the outstanding stock of a Troy, Michigan based coating laboratory, for approximately $17.2 million, which included cash of $15.3 million and debt assumed of $1.9 million. During May 2004, we amended the purchase agreement to convert the additional consideration, which had been contingent payments, to additional purchase price in the form of a note in the aggregate amount of $1.6 million at 6%, payable by February 2006. Such amount is reflected as a increase in goodwill during the first quarter of fiscal 2005.

Accrued liabilities (in thousands):

	June 30,	March 31,
	2004	2004
Accrued restructuring charges	$650	$3,612
Marketing and promotional accrual	14,539	14,554
Other accrued liabilities	36,476	30,877

	$51,665	$49,043

4. Defined Contribution Plans

     The Company sponsors several defined contribution plans covering substantially all U.S. and U.K. employees. Under the U.S. 401(k) retirement plan, the Company provides 50% matching contributions up to a maximum of 6% of the employee’s compensation during the plan year. Contributions were $ 0.2 million for each of the quarters ended June 30, 2004 and 2003. Under the U.K. plan, the Company matches pension contributions of up to 8% of the employee’s pensionable salary. The contributions were $ 0.2 million and $ 0.1 million for the three months ended June 30, 2004 and 2003, respectively.

5. Defined Benefit Retirement Plans

     The Company sponsors a defined benefit plan (“Domestic Pension Plan”) covering substantially all full-time United States employees. The Company also sponsors a contributory defined benefit pension plans covering certain Australian employees (“International Pension Plan”), as well as certain employees in Japan, Ireland and the United Kingdom (“Other International Pension Plans”). Effective March 31, 2003, the Company discontinued any further accruals to the participants of its Domestic Pension Plan and all benefit levels as of a normal retirement date were frozen for all Domestic Pension Plan participants.

     Net periodic benefit cost for the Company’s pension plans for the three months ended June 30, 2004 and 2003 consist of the following (in thousands):

	Domestic Pension Plan		International Pension Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$—	$—	$576	$666
Interest cost	340	315	562	743
Expected return on plan assets	(338)	(251)	(614)	(757)
Amortization of transition obligation	—	—	(5)	(7)
SFAS 88 expense			—	(10)
Prior service cost	—	—	193	5
Amortization of gain	—	—	30	57

Net periodic benefit cost	$2	$64	$742	$697

     During the three months ended June 30, 2004, the Company made no contributions to the Domestic Plan and approximately $0.4 million was contributed to the International and Other International Pension Plans. The Company expects to contribute up to approximately $1.2 million to the International and Other International plans during fiscal year 2005.

6. Restructuring and Impairment Charges due to Strategic Initiatives

     During the first quarter of fiscal 2005, management continued to implement its plan to streamline the Company’s operations. Pursuant to this plan, the Company recorded $1.0 million in restructuring charges during the three months ended June 30, 2004. Management expects to incur future charges of approximately $2.0 million from July 2004 through September 2004, primarily related to facility closures and workforce reductions in Europe.

     During the quarter ended June 30, 2004, the Company recorded pre-tax charges totalling $0.6 million related to work force reductions in one of its facilities in Asia. The workforce reductions consisted of 29 employees from manufacturing. The affected employees were notified of their involuntary termination during the quarter ended June 30, 2004. Services required to receive termination benefits were rendered prior to June 30, 2004. The Company accrued the fair market value of the related liability as of the termination date with the corresponding restructuring charges recorded in general and administrative expenses in the accompanying statement of operations for the three months ended June 30, 2004.

     Asset impairment charges totalling $0.4 million associated with long-lived asset write-downs were recorded during the quarter ended June 30, 2004 due to the execution of restructuring activities in one of the Company’s Asian facilities. Management identified certain long-lived assets and evaluated the recoverability of the related carrying amounts as of June 30, 2004. Such assets were previously utilized in the manufacturing process of specialized lenses. Due to the unique properties of these assets, resale value does not exist. Accordingly, the Company determined that the carrying value of the long-lived assets exceeded its fair value and recorded an impairment charge totalling $0.4 million, equal to the remaining net book value as of June 30, 2004 or the date the assets were disposed. These charges are included in general and administrative expenses in the accompanying statement of operations for the three months ended June 30, 2004.

     The following table presents details of the above restructuring charges for the three months ended June 30, 2004, along with liabilities associated with strategic initiatives as of June 30, 2004 (in thousands):

	Workforce
	Reductions	Impairments	Total
Strategic initiative liability as of March 31, 2004	$3,612	$—	$3,612
Q1 2005 charge to operations	583	435	1,018
Utilized:
Non-cash	—	(435)	(435)
Cash	(3,545)	—	(3,545)

Strategic initiative liability as of June 30, 2004	$650	$—	$650

  Management expects to utilize the strategic initiative liability of $0.7 million through cash payments by September 2004.

7. Long-term debt

	June 30,	March 31,
	2004	2004
Primary credit agreement	$172,813	$175,000
Other long-term debt	9,129	8,297

Long-term debt	181,942	183,297
Less current portion	12,875	11,933

	$169,067	$171,364

  The Company’s primary credit agreement consists of a $175 million six-year term loan, bearing interest at LIBOR plus 2.50% and a $50 million five-year revolving credit facility priced at LIBOR plus 3.00%. Borrowings under the credit agreement are secured by a pledge of 100% of the stock of any future domestic subsidiaries and 65% of the stock of the Company’s significant foreign subsidiaries, as well as a security interest in the accounts receivable, inventory and certain other assets of the Company and its domestic subsidiaries.

  The Company made principal payments on the term loan of $2.2 million during the quarter ended June 30, 2004, resulting in an outstanding term loan balance of $172.8 million at the end of the period. As of June 30, 2004, $1.4 million in letters of credit were outstanding under the revolving credit agreement.

  Under the terms of the Company’s credit agreement, the Company is obligated to abide by certain affirmative and negative covenants including, but not limited to, interest coverage ratio, fixed charge coverage ratio, total leverage ratio, minimum net worth, maximum senior secured debt ratio and a minimum liquidity. As of June 30, 2004, the Company is in compliance with all these covenants.

8. Senior Notes

  During the first quarter of fiscal 2005, the Company purchased an additional $0.8 million of its outstanding 11% Euro-denominated notes, including accrued interest, in the open market. The Company incurred $0.1 million for tender premiums and write-off of debt issuance costs.

  The following is the detail of the Company’s outstanding Senior Notes (in thousands):

	June 30,	March 31,
	2004	2004
6 7/8% senior notes due 2008	$94,857	$94,848
11% senior notes due 2008	8,366	9,238

Total senior notes	$103,223	$104,086

9. Guarantees, including indirect guarantees of indebtedness of others

     The Company has issued a $0.7 million standby letter of credit expiring on April 25, 2005 as a guarantee of a third party’s debt. In the event that certain obligors default on their payment obligations that are subject to the Company’s standby letters of credit, the Company would be required to repay such obligations. If the obligors default on their payment obligations, the Company has recourse provisions that would enable it to recover fixed assets with an estimated fair value of approximately $0.9 million.

10. Consolidated Statement of Comprehensive Income/(Loss)

     Other comprehensive loss includes foreign currency translation adjustments that are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The following is the consolidated statement of comprehensive income for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended
	June 30,
	2004	2003
Net income	$9,404	$518
Other comprehensive income/(loss):
Foreign currency translation (loss)/gain	(6,600)	9,293

Comprehensive income	$2,804	$9,811

11. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended
	June 30,
	2004	2003
Numerator:
Net income	$9,404	$518

Denominator:
Weighted average common shares outstanding	32,188	24,724
Effect of dilutive securities-employee stock options	389	364

Weighted average common shares and dilutive securities outstanding	32,577	25,088

Net income per share-basic	$0.29	$0.02

Net income per share-diluted	$0.29	$0.02

     For the three months ended June 30, 2004, options to purchase approximately 0.4 million shares of common stock at prices ranging from $23.10 to $37.25 per share were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. For the three months ended June 30, 2003, stock options to purchase approximately 1.0 million shares of common stock at prices ranging from $13.00 to $38.38 per share were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

12. Commitments and Contingencies

     The Company periodically evaluates all pending or threatened contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.” If information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

  In the ordinary course of business, the Company may become involved in various legal proceedings or claims. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. Management is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse affect on the Company’s business, financial condition or operating results.

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

Overview

     SOLA International Inc. (“SOLA”, “we”, “our”, “us,” or the “Company”) is a leading designer, manufacturer and distributor of a broad range of spectacle lenses. We hold a strong manufacturing and technology position worldwide in the growing plastic lens segment of this market, and we believe we occupy the number two market position globally in terms of volume of plastic lenses sold. We have extensive international presence with sales operations in 27 countries. We do not sell our products directly to the consumer but operate through a variety of distribution systems that include sales to national and international retail chains, sales to independent optometrists and opticians, and sales to independent wholesalers. We offer a diverse range of lens designs and plastic materials. In particular, we are focused on the following four key value-added product segments:

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

Critical Accounting Policies and Estimates

          We have identified certain critical accounting policies, and utilize significant judgments and estimates used in the preparation of our consolidated financial statements. You should refer to our Annual Report on Form 10-K filed on June 24, 2004 for a discussion of our policies on revenue recognition, allowance for doubtful accounts, valuation of inventory, valuation of long-lived and intangible assets and goodwill, accounting for income taxes and accrual for contingencies and litigation. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders’ equity, sales and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, valuation of inventory, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related accruals for contingencies and litigation. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003

Net Sales

          Our net sales were $165.2 million in the three months ended June 30, 2004 compared to net sales of $154.0 million in the same period for the prior year, an increase of $11.2 million or 7.3%. Using constant exchange rates, total net sales increased 3.6%, with North America, Europe and Rest of World increasing 0.3%, 4.8% and 8.8%, respectively. In North America strong progress from our prescription labs was offset by a slow down in demand from our chain retailers and customers in Canada. Europe’s growth occurred despite a significant slowdown in demand from the German market that resulted from the German government’s elimination of certain subsidies on eyeglass purchases effective January 1, 2004. Rest of World sales increase resulted from initiatives implemented by our newly appointed general managers in Asia Pacific and Latin America. Net sales performance by region was as follows:

•	North America remained flat;

•	Europe increased by $7.4 million or 12.1%; and

•	Rest of World increased by $3.7 million or 14.5%.

Using constant exchange rates, the regional performances were as follows:

•	North America increased by $0.2 million or 0.3%;

•	Europe increased by $3.1 million or 4.8%; and

•	Rest of World increased by $2.4 million or 8.8%.

     The following table presents the reconciliation of constant currency results to as reported results (in millions, except percentage data):

	Net sales, as		Adjusted net	Net sales, as
	reported for the		sales for the	reported for the
	three months	Constant	three months	three months
	ended June 30,	Currency	ended June 30,	ended June 30,	Percent
Region	2003	Adjustment	2003	2004	increase
North America	$67.0	$(0.1)	$66.9	$67.1	0.3%
Europe	61.2	4.3	65.5	68.6	4.8%
Rest of World	25.8	1.3	27.1	29.5	8.8%

Total	$154.0	$5.5	$159.5	$165.2	3.6%

     Company management believes that constant currency sales growth provides a better representation of true operating results because changes in currency rates are beyond management’s control and can cause reported results to fluctuate significantly.

Gross Profit

     Our gross profit totaled $67.1 million for the three months ended June 30, 2004, compared to $62.4 million for the same period in the prior year, an increase of $4.7 million or 7.6%. Gross profit as a percentage of net sales remained relatively flat at 40.6% for the three months ended June 30, 2004 compared to 40.5% for the prior year period. While we are benefiting from the reduction of certain high-cost overhead as a result of actions taken in fiscal 2004, this is largely offset by higher production costs in Europe, and slightly lower gross margins that occur in our Rest of World businesses as a result of a more commodity based product mix. Our gross margins depend principally on our manufacturing costs and product and customer mix. Product gross margins can vary from below 15% to over 70%. Customer gross margins typically range from 20% to 50%, depending on the mix of products sold, the quantity sold and the overall trading conditions applied to those sales. The primary drivers of manufacturing costs are productivity, energy and labor costs, and plant depreciation. We continually adjust the volume and mix of our factory output to match changes in overall customer demand, changes in the product mix that result from marketing initiatives and the launch of new products. These routine adjustments enable us to control and minimize our investment in finished goods inventories but result in the production cost of an individual SKU varying from period to period. These periodic changes in cost are reflected in gross margin when the product is sold.

Operating Expenses

     Our operating expenses for the three months ended June 30, 2004 totalled $48.7 million compared to $42.5 million for the same period in the prior year. This increase of $6.2 million was related primarily to $1.9 million resulting from increases in foreign exchange rates, the inclusion of $1.0 million related to restructuring charges, non-recurring expenses amounting to $1.1 million associated with the completion of our fiscal 2004 audit and associated restatement of the fiscal 2003 results and implementation of internal controls associated with compliance with Section 404 of the Sarbanes-Oxley Act, $0.9 million increase in management bonuses and $0.7 million increase in labor costs associated with newly acquired laboratories, partially offset by a $0.7 million decrease in research and development costs. The remainder was attributed to costs associated with higher revenues and cost inflation. Excluding the impact of charges of $1.0 million associated with strategic initiatives, operating expenses for the three months ended June 30, 2004 were $47.7 million versus $42.5 million the same period a year ago. Operating expenses for the three months ended June 30, 2004 and 2003 as a percentage of net sales were 29.5% and 27.6%, respectively. Excluding the impact of charges associated with strategic initiatives, which amounted to 0.7% of net sales for the three months ended June 30, 2004, operating expenses as a percentage of net sales were 29.5% and 27.6% for the three months ended June 30, 2004 and 2003, respectively.

     Research and development expenses were $1.8 million or 1.1% of net sales in the three months ended June 30, 2004 and $2.5 million or 1.6% of net sales for the three months ended June 30, 2003. The decrease of $0.7 million or 26.3% in our research and development expenses was due to reduced spending and headcount reductions associated with the strategic initiatives implemented in the three months ended June 30, 2004. Selling and marketing expenses remained relatively flat at $29.1 million or 17.6% of net sales in the three months ended June 30, 2004 and were $28.0 million or 18.2% of net sales in the prior-year period. Our general and administrative expenses were $17.8 million in the three months ended June 30, 2004 and include the $1.0 million of restructuring charges. Excluding these restructuring charges, general and administrative expenses were $16.8 million in the three months ended June 30, 2004 and $12.1 million in the prior year period, an increase of $4.7 million or 38.8%. This increase related primarily to $0.5 million resulting from increases in foreign exchange rates, non-recurring expenses amounting to $1.1 million associated with the completion of our fiscal 2004 audit and associated restatement of the fiscal 2003 results and implementation of internal controls associated with compliance with Section 404 of the Sarbanes-Oxley Act, $0.9 million increase in management bonuses and $0.7 million increase in labor costs associated with newly acquired laboratories. The remainder was attributed to costs associated with higher revenues and cost inflation. As a percentage of net sales, general and administrative expenses increased to 10.2%, excluding 0.6% of net sales attributable to restructuring charges, for the three months ended June 30, 2004 compared to 7.9% for the three months ended June 30, 2003.

     During the quarter ended June 30, 2004, we recorded pre-tax restructuring charges totalling $0.6 million related primarily to work force reductions in one of its subsidiaries in Asia. The workforce reductions consisted of 29 employees from manufacturing.

     Asset impairment charges amounting to $0.4 million associated with long-lived asset write-downs were recorded during the quarter ended June 30, 2004 due to the execution of restructuring activities in one of our Asian facilities.

     The following table presents details of the restructuring charges for the three months ended June 30, 2004 and related liabilities associated with the strategic initiatives as of June 30, 2004 (in thousands):

	Workforce
	Reductions	Impairments	Total
Strategic initiative liability as of March 31, 2004	$3,612	$—	$3,612
Q1 2005 charge to operations	583	435	1,018
Utilized:
Non-cash	—	(435)	(435)
Cash	(3,545)	—	(3,545)

Strategic initiative liability as of June 30, 2004	$650	$—	$650

  Management expects to utilize the strategic initiative liability of $0.7 million through cash payments by September 2004.

  The following table presents the reconciliation of general and administrative expenses to US GAAP results (in millions except percentage data):

	Three months		Three months
	ended		ended
	June 30, 2004	Percent of Sales	June 30, 2003	Percent of Sales
Net sales, as reported	$165.2	100.0%	$154.0	100.0%
General and administrative expenses, as reported	17.8	10.8%	12.1	7.9%
Restructuring and impairment charges included in general and administrative expenses	(1.0)	(0.6)%	—	—

General and administrative expenses, as adjusted	$16.8	10.2%	$12.1	7.9%

Net Interest Expense and Foreign Currency Gain/(Loss).

     Our net interest expense amounted to $3.9 million for the three months ended June 30, 2004 compared to $8.8 million for the three months ended June 30, 2003, a decrease of $4.9 million. The decrease was due primarily to the repurchase of the 11% Euro-denominated bonds pursuant to our refinancing during the quarter ended December 31, 2003, offset by the impact of the change in the Euro-U.S. Dollar exchange rates between periods. During the three months ended June 30, 2004, we recorded a net foreign exchange gain of $0.7 million compared to a $10.0 million net foreign exchange loss for the three months ended June 30, 2003.

Provision for Income Taxes.

          Our combined state, federal and foreign effective tax rate was 37.3% for the three months ended June 30, 2004 compared to a 29.0% provision for the three months ended June 30, 2003. Our effective tax rate for the three months ended June 30, 2004 is higher primarily due to recapitalization and increased profitability in higher tax rate jurisdictions. We have deferred tax assets less deferred tax liabilities on our balance sheet as of June 30, 2004 of $64.1 million, net of a valuation allowance of $18.6 million. The utilization of these net deferred tax assets less deferred tax liabilities depends upon our ability to generate taxable income in the future.

Minority Interest.

     Our minority interest loss totaled $0.1 million for the three months ended June 30, 2004 compared to minority interest loss of $0.2 million for the three months ended June 30, 2003, a decrease of $0.1 million.

Liquidity and Capital Resources

     Our operating activities generated $25.9 million in cash in the three months ended June 30, 2004 compared to $10.8 million for the three months ended June 30, 2003. The increase resulted primarily from changes in working capital. Included in net income for the three months ended June 30, 2003 was an unrealized $10.0 million foreign currency loss on net long-term Euro-denominated debt, foreign exchange contracts and Euro-denominated cash reserves (net of tax). Cash flow from operations was not impacted by the unrealized currency loss since it was non-cash in nature and, as a result, it has been added back to net income for cash flow reporting purposes.

     During fiscal 2004, management implemented a plan to further efforts initiated under the fiscal 1999 strategic initiatives. Charges incurred under these new initiatives totalled $1.0 million during the quarter ended June 30, 2004, and related primarily to work force reductions and asset impairment. Cash outlays related to initiatives were $3.5 million during the three months ended June 30, 2004, with an additional $0.7 million in strategic initiative liabilities remaining at June 30, 2004. Management expects to incur additional charges of approximately $2.0 million through September 2004 primarily related to facility closures and workforce reductions in Europe. As a result of these initiatives, management estimates that we will eliminate approximately $4 to $6 million in operating costs annually.

     Our inventories as a percentage of annualized net sales for the three months ended June 30, 2004 and 2003 were 13.8% and 16.6%, respectively. Inventories at June 30, 2004 increased by $4.2 million, when compared to March 31, 2004. The increase resulted principally from a slow down in demand from North America chain retail, a restoration of raw materials inventory that was depleted during March and increased production costs in Europe. Accounts receivable as a percentage of annualized net sales remained flat at 20.8% for the three months ended June 30, 2004 and 2003. Accounts receivable at June 30, 2004 decreased by $8.8 million when compared to March 31, 2004. Excluding the impact of currency of $2.3 million, receivables decreased $6.5 million, due primarily to seasonally high sales in three months ended March 31, 2004 and stronger collection activity during three months ended June 30, 2004.

     The following table presents the reconciliation of net trade accounts receivable, exclusive of foreign currency impact, to as reported results (in thousands):

March 31, 2004 net trade accounts receivable, as reported	$145,920
Impact of currency fluctuations on accounts receivable during period	(2,295)

March 31, 2004 net trade accounts receivable, excluding currency impact	143,625
June 30, 2004 net trade accounts receivable, as reported	137,155

Decrease in net trade accounts receivable, exclusive of foreign currency impact during period	$(6,470)

     During the three months ended June 30, 2004, net cash expended on investing activities amounted to $1.8 million. We incurred $1.6 million of capital expenditures and $1.1 million related to investments in molds. During the three months ended June 30, 2003, net cash expended on investing activities amounted to $4.6 million, which included $0.9 million pursuant to the acquisition of laboratories, $3.1 million of capital expenditures and $0.9 million related to investments in molds. We anticipate capital expenditures, including molds, of approximately $20-$25 million in fiscal year 2005.

     During the three months ended June 30, 2004, our net cash used in financing activities amounted to $3.5 million. These activities primarily consisted of payments on senior notes, long-term debt, and our remaining euro-denominated debt.

     During the first quarter of fiscal 2005, the Company purchased an additional $0.8 million of its outstanding 11% Euro-denominated notes, including accrued interest, in the open market. The Company incurred $0.1 million for tender premiums and write-off of debt issuance costs.

     Our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and some fixed asset investment purposes. As of June 30, 2004, the total borrowing capacity available to our foreign subsidiaries under these local facilities was approximately $72.6 million, of which $1.4 million had been utilized.

          Under the terms of our credit agreement, we are obligated to abide by certain affirmative and negative covenants including, but not limited to, interest coverage ratio, fixed charge coverage ratio, total leverage ratio, minimum net worth, maximum senior secured debt ratio and a minimum liquidity. As of June 30, 2004, we are in compliance with all covenants contained in our bank credit agreement.

     During the fourth quarter of fiscal 2004, we acquired all of the outstanding stock of a Troy, Michigan based coating laboratory, for approximately $17.2 million, which included cash of $15.3 million and debt assumed of $1.9 million. During May 2004, we amended the purchase agreement to convert the additional consideration, which had been contingent payments, to additional purchase price in the form of a note in the aggregate amount of $1.6 million at 6%, payable by February 2006. Such amount is reflected as a increase in goodwill during the first quarter of fiscal 2005. See Note 3 to our unaudited consolidated financial statements.

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

Currency Exchange Rates

     As a result of our worldwide operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. The principal effect of currency exchange rates on our results of operations and financial position is the impact of translation adjustments for subsidiaries where the local currency is the functional currency. Translation adjustments for functional local currencies have been recorded in other comprehensive income.

     Certain countries have been determined to be hyperinflationary in the three months ended June 30, 2004 as defined under the provisions of Emerging Issues Task Force (EITF) Issue No. D-55, Determining a Highly Inflationary Economy under FASB Statement No. 52 and EITF Issue No. D-56, Accounting for a Change in Functional Currency and Deferred Taxes When an Economy Becomes Highly Inflationary. Accordingly, the results of our entities located in those countries are being accounted for in accordance with the provisions of these pronouncements.

  Because a portion of our debt and associated interest is non-U.S. Dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps or forward contracts. As of June 30, 2004, we have several foreign exchange contracts outstanding to hedge portions of our accounts payable and accounts receivable exposure. We do not hold derivative financial instruments for speculative or trading purposes.

     Seasonality

     Our business is somewhat seasonal, with fiscal third quarter results (October through December) generally weaker than the other three quarters as a result of lower sales during the holiday season, and fiscal fourth quarter results generally the strongest.

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

     Information Relating to Forward-Looking Statements

       This quarterly report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements”, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements regarding, among other items, the impact of inflation and future income tax rates and capital expenditures. These forward-looking statements reflect our current views with respect to future events and financial performance. The words “may”, “will”, “could”, “intend”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “plan”, “expectation”, “intention” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Actual results could differ materially from the forward-looking statements as a result of known and unknown risks, uncertainties and other factors, including those described in the “Risk Factors” and “Business-Environmental Matters” sections of our Form 10-K for the fiscal year ended March 31, 2004.

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

     This report includes non-GAAP presentations of sales growth, operating expenses, operating expenses as a percentage of net sales, accounts receivable and general and administrative expenses, which may be adjusted for the translation effect of foreign currency, restructuring and impairment charges and/or costs associated with SOLA’s recapitalization. We believe that excluding these items provides management and investors with insight into the underlying results of operations by excluding the effects of significant, discrete items and facilitates comparisons among SOLA and other companies.

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

     The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of June 30, 2004:

	Expected Maturity Date (as of June 30, 2004)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal			Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
	(Dollars in thousands)
Long-term debt:
Fixed rate debt	$2,353	$3,919	$1,649	$103,720	$191	$305	$112,137	$114,513
Weighted average interest rate	3.10%	5.42%	4.97%	7.13%	4.77%	4.09%	6.94%
Long-term debt:
Variable rate debt	$6,659	$13,195	$13,174	$17,500	$17,500	$105,000	$173,028	$173,028
Weighted average interest rate	3.64%	3.66%	3.66%	3.67%	3.67%	3.67%	3.67%

     Currency Rate Risk. Our subsidiaries primarily operate in foreign markets and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies. Accordingly, there are no quantitative disclosures related to borrowings by our subsidiaries. However, we are exposed to currency exchange rate fluctuations on our Euro-denominated 11% Senior Notes, where the functional currency is the U.S Dollar.

     The following table presents the future principal cash flows and weighted average interest rates expected on the 11% Senior Notes, due 2008, as well as the contract amount and weighted average settlement price of the outstanding forward exchange contracts. Fair values have been determined based on quoted market prices as of June 30, 2004:

	Expected Maturity Date (as of June 30, 2004)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2005	2005	2007	2008	2009	Thereafter	Total	Fair Value
	(Dollars in thousands)
Long-term debt:
Fixed rate debt	—	—	—	$8,366	—	—	$8,366	$10,162
Weighted average interest rate	—	—	—	11%	—	—	11%
Forward exchange contracts:
Contract amounts due July 2004	$4,052	—	—	—	—	—	$4,052	$3,995
Contract amounts due August 2004	$1,658	—	—	—	—	—	$1,658	$1,631
Contract amounts due September 2004	$350	—	—	—	—	—	$350	$347
Contract amounts due October 2004	$3,125	—	—	—	—	—	$3,125	$3,063
Contract amounts due November 2004.	$1,626	—	—	—	—	—	$1,626	$1,589
Contract amounts due December 2004.	$1,715	—	—	—	—	—	$1,715	$1,682
Contract amounts due January 2005	$1,503	—	—	—	—	—	$1,503	$1,473
Contract amounts due February 2005.	$1,123	—	—	—	—	—	$1,123	$1,096
Contract amounts due March 2005	$15,817	—	—	—	—	—	$15,817	$15,672
Weighted average settlement price	0.65	—	—	—	—	—	0.65

     Qualitative Disclosures

     Interest Rate Risk. Our primary interest rate risk exposures relate to:

•	Our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future operations or business acquisitions.

     The interest rate on our 6 7/8% Senior Notes is fixed and is not affected by changes in interest rates. However, changes in interest rates could impact our anticipated interest income on cash and cash equivalents and interest expense on our $175 million of variable-rate debt. As a result, a 10% change in interest rates from those in existence at June 30, 2004 could have a material impact on our net interest expense.

     Currency Rate Risk. Our primary currency rate risk exposures relate to:

•	Our global operations, whereby approximately 61% of our revenues are derived from operations outside the United States, denominated in currencies other than the U.S. Dollar;

•	The ability of our operations to satisfy cash flow requirements of predominantly Euro and U.S. Dollar denominated long-term debt without the need to repatriate earnings and profits, which are denominated in currencies other than the Euro and U.S. Dollar;

•	Our investments in foreign subsidiaries being primarily directly from the U.S. parent, resulting in U.S. Dollar investments in foreign currency functional companies; and

•	The location of our operating subsidiaries in a number of countries that have experienced exchange rate changes against the U.S. Dollar, such as Brazil, Mexico, Venezuela, certain Asian countries, and countries located within the European Union.

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

Item 4. Controls and Procedures

     The Audit Committee was advised by the Company’s auditors that they had identified deficiencies in the Company’s internal controls in connection with the audit of our fiscal 2004 financial statements. The deficiencies relate to limitations in the capacity of our finance and accounting personnel, which restrict our ability to gather, analyze and report information relative to our financial statement assertions in a timely manner, including:

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

     In addition to the foregoing action, we have implemented the process of:

•	Engaging outside consultants to supplement our internal tax staff;

•	Requiring reporting of monthly/quarterly tax liabilities by our country controllers;

•	Establishing a tax audit checklist for our country controllers;

•	Identifying and analyzing process and staffing improvements related to interaction of our corporate accounting and finance group with our regional accounting and finance groups;

•	Adding three CPA positions at corporate accounting, including a Director of Internal Audit and related staff, which we completed during the quarter ended June 30, 2004; and

•	Restructuring management reporting to require detailed variance reporting tied to our plan and our prior year, as well as the identification of quarterly risks and opportunities.

     Also, we consider the implementation of Sarbanes-Oxley Section 404 to be part of our plan to improve controls and are well into the implementation, including expenditures of approximately of $2.5 – $3.5 million anticipated in fiscal 2005. We are using outside resources combined with internal resources to achieve implementation. The steps we have taken to date and the steps we are still in the process of implementing are subject to continuing management review and testing by our internal and external auditors. We will use our best efforts to meet the compliance requirements of Section 404 of the Sarbanes-Oxley Act (the “Act”); however, given the effort needed to fully comply with the Act, we may not be able to take all actions required by the March 31, 2005 deadline.

     Management believes that the measures noted above will address the conditions identified as a material weakness. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an on-going basis and will take further action and implement improvements, as necessary.

     As of June 30, 2004, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer determined that the deficiencies described above caused its disclosure controls and procedures not to be effective at a reasonable assurance level. However, the Chief Executive Officer and Chief Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified herein and did not note any other material weaknesses or significant deficiencies in the Company’s disclosure controls and procedures during their evaluation.

     The Company believes the measures it is currently implementing to improve its internal controls are reasonably likely to have a positive impact on its internal controls over financial reporting in future periods.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes in Securities and Use of Proceeds

     Not applicable

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit No.	Description	Reference
3.1	Amended and Restated Certificate of Incorporation of the Company	Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference (File No. 1-13606)

3.2	Amended and Restated By-Laws of the Company	Filed as Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 and incorporated herein by reference (File No. 1-13606)

4.1	Rights Agreement dated as of August 27, 1998 between SOLA International Inc. and Bank Boston N.A.	Filed as Exhibit 1 to the Company’s Form 8-A dated August 27, 1998 and incorporated herein by reference (File No. 1-13606)

4.2	Indenture by and between the Company and State Street Bank and Trust Company of California, N.A., as Trustee, with respect to the 6 7/8% Notes due 2008	Filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference (File No. 1-13606)

4.3	Officers’ Certificate Related to Terms of Senior Notes	Filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference (File No. 1-13606)

Exhibit No.	Description	Reference
4.4	Indenture dated as of April 17, 2001 by and between the Company and The Bank of New York, as Trustee, with respect to the 11% Notes due 2008	Filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference

4.5	Registration Rights Agreement dated as of April 17, 2001 by and among the Company and UBS AG acting through its business group UBS Warburg, as Initial Purchaser, with respect to the 11% Notes due 2008	Filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001 and incorporated herein by reference

10.1	Employment Agreement between SOLA International Inc. and Barry J. Packham, dated April 1, 2004.	Filed herewith.

10.2	Employment Agreement between SOLA International Inc. and Mark Ashcroft, dated April 1, 2004.	Filed herewith.

31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Periodic Report Certification by Chief Executive Officer and Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

     (b) Report on Form 8-K

     We furnished to the SEC a report on Form 8-K on June 24, 2004. The June 24, 2004 Form 8-K was for the purpose of furnishing the press release announcing our financial results for the fiscal quarter and fiscal year ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLA International Inc. (Registrant)
Dated: August 9, 2004	By:	/s/ RONALD F. DUTT
Ronald F. Dutt
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.1	Employment Agreement between SOLA International Inc. and Barry J. Packham, dated April 1, 2004.

10.2	Employment Agreement between SOLA International Inc. and Mark Ashcroft, dated April 1, 2004

31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Periodic Report Certification by Chief Executive Officer and Chief Financial Officer of Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.