Form 10-Q
period 2004-09-30
SOLA INTERNATIONAL INC
filed 2004-11-04
CIK 912088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
or

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

As of October 29, 2004, 32,218,060 shares of the registrant’s common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

SOLA INTERNATIONAL INC.

Form 10-Q for the Quarterly Period
Ended September 30, 2004

PART I            FINANCIAL INFORMATION

Item 1. Financial Statements

SOLA INTERNATIONAL INC.

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	September 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$122,263	$102,604
Accounts receivable, net	141,752	145,920
Inventories	89,779	86,662
Deferred tax assets	17,713	17,664
Prepaid and other current assets	27,304	22,511

Total current assets	398,811	375,361
Property, plant and equipment, net of accumulated depreciation of $169,300 and $166,485, respectively	170,647	181,021
Goodwill, net	226,695	225,194
Deferred tax assets	49,080	53,639
Other assets	16,479	17,713

Total assets	$861,712	$852,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,682	$63,280
Accrued liabilities	53,379	49,043
Accrued payroll and related compensation	32,124	36,390
Current portion of long-term debt	14,025	11,933
Deferred taxes payable	639	639

Total current liabilities	158,849	161,285
Long-term debt	165,293	171,364
Senior notes	103,397	104,086
Deferred taxes payable	4,271	3,852
Other liabilities	17,484	17,000

Total liabilities	449,294	457,587

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 32,586 and 32,550 shares issued as of September 30, 2004 and March 31, 2004, and 32,218 and 32,182 shares outstanding as of September 30, 2004 and March 31, 2004, respectively	326	325
Additional paid-in capital	408,880	408,463
Retained earnings	33,040	14,395
Accumulated other comprehensive loss	(27,441)	(25,455)
Common stock in treasury, at cost— 368 shares at September 30, 2004 and March 31, 2004	(2,387)	(2,387)

Total stockholders’ equity	412,418	395,341

Total liabilities and stockholders’ equity	$861,712	$852,928

The accompanying notes are an integral part of these consolidated financial statements.

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$166,241	$158,663	$331,397	$312,642
Cost of sales	100,941	95,989	199,023	187,607

Gross profit	65,300	62,674	132,374	125,035

Research and development expenses	1,945	2,419	3,776	4,902
Selling and marketing expenses	27,647	28,347	56,697	56,332
General and administrative expenses	17,411	11,269	35,195	23,346

Operating expenses	47,003	42,035	95,668	84,580

Operating income	18,297	20,639	36,706	40,455
Interest income	462	345	766	735
Interest expense	(4,363)	(9,165)	(8,558)	(18,389)
Loss on extinguishment of debt	—	—	(95)	—

Foreign currency gain/(loss)	846	(2,184)	1,548	(12,165)

Income before provision for income taxes and minority interest	15,242	9,635	30,367	10,636
Provision for income taxes	(5,901)	(2,795)	(11,547)	(3,085)
Minority interest	(100)	(157)	(175)	(350)

Net income	$9,241	$6,683	$18,645	$7,201

Net income per share — basic	$0.29	$0.27	$0.58	$0.29

Weighted average common shares outstanding	32,201	24,905	32,194	24,814
Net income per share — diluted	$0.28	$0.26	$0.57	$0.29

Weighted average common and dilutive securities outstanding	32,524	25,294	32,558	25,192

The accompanying notes are an integral part of these consolidated financial statements.

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Six months ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$18,645	$7,201
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in earnings	175	350
Depreciation	14,032	11,588
Amortization of other intangibles	164	162
Amortization of debt issuance costs	690	1,650
Loss on extinguishment of debt	95	—
Allowance for doubtful accounts and notes	347	343
Tax benefit from exercise of stock options	63	483
Non-cash portion of restructuring charges	1,091	—
Deferred taxes	4,678	(212)
Foreign currency loss	213	13,889
Loss/(gain) on disposal/sale of property, plant and equipment	682	(1)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	3,526	3,362
Inventories	(3,291)	(6,182)
Prepaid and other assets	(4,304)	(9,028)
Accounts payable	(5,833)	(14,141)
Accrued and other current liabilities	(137)	(80)
Other liabilities	114	(2,969)

Net cash provided by operating activities	30,950	6,415

Cash flows from investing activities:
Capital expenditures	(4,104)	(6,753)
Mold expenditures	(2,074)	(2,131)
Proceeds from sale/disposal of property, plant and equipment	824	271
Purchases of businesses	—	(888)
Disposal of joint ventures	—	1,635

Net cash used in investing activities	(5,354)	(7,866)

Cash flows from financing activities:
Proceeds from the exercise of stock options	418	2,767
Net payments under notes payable to banks	(4,375)	(522)
Borrowings on long-term debt	347	1,218
Payments on long-term debt	(1,456)	(2,471)
Repayment of senior notes	(891)	—

Net cash used in financing activities	(5,957)	992

Effect of exchange rate changes on cash and cash equivalents	20	1,551

Net increase in cash and cash equivalents	19,659	1,092
Cash and cash equivalents at beginning of period	102,604	58,679

Cash and cash equivalents at end of period	$122,263	$59,771

The accompanying notes are an integral part of these consolidated financial statements.

SOLA INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

(a) Financial Statement Preparation

     The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

     In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

(b) Principles of Consolidation

     The Company’s consolidated financial statements include the assets, liabilities and operating results of majority-owned subsidiaries and other subsidiaries controlled by the Company. The ownership of other interest holders of consolidated subsidiaries, if any, is reflected as minority interest. All significant intercompany accounts and transactions are eliminated.

(c) Use of Estimates

     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. In the future, the Company may realize actual results that differ from the current reported estimates.

2. Stock-Based Compensation

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

     As required by US GAAP, the Company makes proforma disclosures of its earnings assuming that a fair value-based method had been used to account for its employee and director stock options rather than an intrinsic value-based method. The fair value of stock options under SFAS No. 123 was determined by utilizing the Black-Scholes option-pricing model with the following assumptions for the periods ended September 30, 2004 and 2003, respectively: risk-free interest rates of 2.99% and 2.68%, volatility factors of the expected market price of the Company’s common stock of 0.5515 and 0.5865, no dividend yield and a weighted-average expected life of 4 years. The Company’s reported net income for the three and six months ended September 30, 2004 and 2003 do not reflect any stock-based employee compensation, as all options under the Company’s stock option plans were granted with an exercise price equivalent to the market value of the underlying common stock on the date of grant. Had compensation expense been recognized for stock-based compensation plans under the fair value-based method, the Company would have recorded the following net income and net income per share amounts (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$9,241	$6,683	$18,645	$7,201
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effect	(719)	(452)	(1,078)	(808)

Pro forma net income	$8,522	$6,231	$17,567	$6,393

Net income per share:
Basic, as reported	$0.29	$0.27	$0.58	$0.29
Basic, pro forma	$0.26	$0.25	$0.55	$0.26
Diluted, as reported	$0.28	$0.26	$0.57	$0.29
Diluted, pro forma	$0.26	$0.25	$0.54	$0.25

3. Supplemental Balance Sheet Information

Inventories (in thousands):

	September 30,	March 31,
	2004	2004
Raw materials	$12,472	$11,428
Work in progress	3,116	3,283
Finished goods	74,191	71,951

Inventories	$89,779	$86,662

Accounts receivable, net (in thousands):

	September 30,	March 31,
	2004	2004
Accounts receivable, gross	$153,216	$157,532
Allowance for doubtful accounts and sales returns	(11,464)	(11,612)

Accounts receivable, net	$141,752	$145,920

Goodwill, net (in thousands):

Ending balance as of March 31, 2004	$225,194
Additional consideration on prior period acquisition	1,614
Impact of foreign currency exchange rates	(113)

Ending balance as of September 30, 2004	$226,695

During the fourth quarter of fiscal 2004, we acquired all of the outstanding stock of a Troy, Michigan based lens coating laboratory for $17.2 million, which included cash of $15.3 million and debt assumed of $1.9 million. During May 2004, we amended the purchase agreement to convert the additional consideration, which had been contingent payments, to additional purchase price in the form of a note in the aggregate amount of $1.6 million at 6%, payable by February 2006. This amount is reflected as an increase in goodwill during the six months ended September 30, 2004.

Accrued liabilities (in thousands):

	September 30,	March 31,
	2004	2004
Accrued restructuring charges	$1,685	$3,612
Marketing and promotional accrual	14,860	14,554
Income taxes payable	7,216	4,290
Other accrued liabilities	29,618	26,587

	$53,379	$49,043

4. Defined Contribution Plans

     The Company sponsors several defined contribution plans covering substantially all U.S. and U.K. employees. Under the U.S. 401(k) retirement plan, the Company provides 50% matching contributions up to a maximum of 6% of the employee’s compensation during the plan year. Contributions were $0.2 million and $0.4 million for each of the three and six months ended September 30, 2004 and 2003, respectively. Under the U.K. plan, the Company matches pension contributions of up to 8% of the employee’s pensionable salary. There were no contributions for the three months ended September 30, 2004 and 2003, respectively. For each of the six months ended September 30, 2004 and 2003, contributions were $0.1 million.

5. Defined Benefit Retirement Plans

     The Company sponsors a defined benefit plan (“Domestic Pension Plan”) covering substantially all full-time United States employees. The Company also sponsors a contributory defined benefit pension plans covering certain employees in Australia, Japan, Ireland and the United Kingdom (“International Pension Plans”). Effective March 31, 2003, the Company discontinued any further accruals to the participants of its Domestic Pension Plan and all benefit levels as of a normal retirement date were frozen for all Domestic Pension Plan participants.

     Net periodic benefit cost for the Company’s pension plans for the three months ended September 30, 2004 and 2003 consisted of the following (in thousands):

	Domestic Pension Plan		International Pension Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$—	$—	$652	$689
Interest cost	340	315	457	581
Expected return on plan assets	(338)	(251)	(491)	(607)
Amortization of transition obligation	—	—	(7)	(19)
SFAS 88 expense	—	—	(14)	(12)
Prior service cost	—	—	17	9
Amortization of gain	—	—	22	44

Net periodic benefit cost	$2	$64	$636	$685

     Net periodic benefit cost for the Company’s pension plans for the six months ended September 30, 2004 and 2003 consists of the following (in thousands):

	Domestic Pension Plan		International Pension Plans
	Six Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$—	$—	$1,229	$1,355
Interest cost	680	629	1,020	1,327
Expected return on plan assets	(676)	(501)	(1,106)	(1,364)
Amortization of transition obligation	—	—	(13)	(26)
SFAS 88 expense	—	—	(14)	(22)
Prior service cost	—	—	176	14
Amortization of gain	—	—	53	101

Net periodic benefit cost	$4	$128	$1,345	$1,385

     During the three and six months ended September 30, 2004, the Company made no contributions to the Domestic Plan and approximately $0.7 million and $1.1 million, respectively, was contributed to the International Pension Plans. The Company expects to contribute up to a total of approximately $2.6 million to the International Pension Plans during fiscal year 2005.

6. Restructuring and Impairment Charges due to Strategic Initiatives

     During the six months ended September 30, 2004, management continued to implement its plan to streamline the Company’s operations. Pursuant to this plan, the Company recorded $2.6 million and $3.6 million in restructuring and impairment charges during the three and six months ended September 30, 2004, respectively.

     During the three and six months ended September 30, 2004, the Company recorded pre-tax charges totalling $1.9 million and $2.5 million, respectively, related to work force reductions in facilities in Europe and Asia. The workforce reductions consisted of 52 and 81 employees from manufacturing for the three and six months ended September 30, 2004, respectively. The affected employees were notified of their involuntary termination during the three and six months ended September 30, 2004. Services required to receive termination benefits were rendered prior to September 30, 2004. The Company accrued the fair market value of the related liability as of the termination date with the corresponding restructuring charges recorded in general and administrative expenses in the accompanying statement of operations for the three and six months ended September 30, 2004.

     Asset impairment charges totalling $0.7 million and $1.1 million associated with long-lived asset write-downs were recorded during the three and six months ended September 30, 2004, respectively, due to the execution of restructuring activities at the Company’s North American and Asian facilities. Management identified certain long-lived assets and evaluated the recoverability of the related carrying amounts as of September 30, 2004. Some of the identified assets were previously utilized in the manufacturing process of specialized lenses. Due to the unique properties of these assets, resale value does not exist. In addition, management identified certain building-related assets that will be or that have been disposed. Accordingly, the Company determined that the carrying value of the long-lived assets exceeded its fair value and recorded an impairment charge totalling $1.1 million, equal to the remaining net book value as of September 30, 2004 or the date on which the assets were disposed. These charges are included in general and administrative expenses in the accompanying statement of operations for the three and six months ended September 30, 2004.

     The following table presents details of the above restructuring charges for the six months ended September 30, 2004, along with liabilities associated with restructuring and impairment as of September 30, 2004 (in thousands):

	Workforce
	Reductions	Impairments	Total
Restructuring and impairment liability as of March 31, 2004	$3,612	$—	$3,612
Charge to operations, six months ended September 30	2,531	1,091	3,622
Utilized:
Non-cash	—	(1,091)	(1,091)
Cash	(4,458)	—	(4,458)

Restructuring and impairment liability as of September 30, 2004	$1,685	$—	$1,685

     Management expects to extinguish the restructuring and impairment liability of $1.7 million by June 2005.

7. Long-term debt

	September 30,	March 31,
	2004	2004
Primary credit agreement	$170,625	$175,000
Other long-term debt	8,693	8,297

Long-term debt	179,318	183,297
Less current portion	14,025	11,933

	$165,293	$171,364

     The Company’s primary credit agreement consists of a $175 million six-year term loan, bearing interest at LIBOR plus 2.50% and a $50 million five-year revolving credit facility priced at LIBOR plus 3.00%. Borrowings under the credit agreement are secured by a pledge of 100% of the stock of any future domestic subsidiaries and 65% of the stock of the Company’s significant foreign subsidiaries, as well as a security interest in the accounts receivable, inventory and certain other assets of the Company and its domestic subsidiaries. As of September 30, 2004 and March 31, 2004, zero and $1.3 million, respectively, was utilized under the revolving credit facility.

     The weighted average interest rate on the Company’s fixed and variable rate of debt was 6.92% and 3.67% as of September 30, 2004 and 9.6% and 1.7% as of September 30, 2003, respectively.

     The Company made principal payments on the term loan of $2.2 million and $4.4 million during the three months and six months ended September 30, 2004, resulting in an outstanding term loan balance of $170.6 million at the end of the period.

     Under the terms of the Company’s credit agreements, the Company is obligated to abide by certain affirmative and negative covenants including, but not limited to, interest coverage ratio, fixed charge coverage ratio, total leverage ratio, minimum net worth, maximum senior secured debt ratio and a minimum liquidity. As of September 30, 2004, the Company is in compliance with all these covenants.

8. Senior Notes

     During the first quarter of fiscal 2005, the Company purchased an additional $0.8 million of its outstanding 11% Euro-denominated notes, including accrued interest, in the open market. The Company incurred $0.1 million for tender premiums and write-off of debt issuance costs.

     The following is the detail of the Company’s outstanding Senior Notes (in thousands):

	September 30,	March 31,
	2004	2004
6 7/8% senior notes due 2008	$94,867	$94,848
11% senior notes due 2008	8,530	9,238

Total senior notes	$103,397	$104,086

9. Guarantees, including indirect guarantees of indebtedness of others

     The Company has issued a $0.5 million standby letter of credit expiring April 25, 2005 as a guarantee of a third party’s debt. In the event that certain obligors default on their payment obligations that are subject to the Company’s standby letters of credit, the Company would be required to repay such obligations. If the obligors default on their payment obligations, the Company has recourse provisions that would enable it to recover fixed assets with an estimated fair value of approximately $0.6 million.

10. Consolidated Statement of Comprehensive Income

     Other comprehensive income includes foreign currency translation adjustments that are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The following is the consolidated statement of comprehensive income for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$9,241	$6,683	$18,645	$7,201
Other comprehensive income/(loss):
Foreign currency translation (loss)/gain	4,614	2,082	(1,986)	11,375

Comprehensive income	$13,855	$8,765	$16,659	$18,576

11. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended September 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income	$9,241	$6,683	$18,645	$7,201

Denominator:
Weighted average common shares outstanding	32,201	24,905	32,194	24,814
Effect of dilutive securities-employee stock options	323	389	364	378

Weighted average common shares and dilutive securities outstanding	32,524	25,294	32,558	25,192

Net income per share-basic	$0.29	$0.27	$0.58	$0.29

Net income per share-diluted	$0.28	$0.26	$0.57	$0.29

     For the three months ended September 30, 2004, options to purchase approximately 0.4 million shares of common stock at prices ranging from $23.10 to $37.25 per share were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. For the three months ended September 30, 2003, stock options to purchase approximately 0.5 million shares of common stock at prices ranging from $17.34 to $38.38 per share were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

     For the six months ended September 30, 2004, options to purchase approximately 0.4 million shares of common stock at prices ranging from $23.10 to $37.25 per share were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. For the six months ended September 30, 2003, stock options to purchase approximately 0.7 million shares of common stock at prices ranging from $16.50 to $38.38 per share were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

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

13. Subsequent Event

     Subsequent to the period ended September 30, 2004, the Company has agreed to purchase the 24% minority interest in its China joint venture for $6 million cash. The joint venture, which will become a wholly owned subsidiary, consists primarily of the Company’s lens manufacturing plant, laboratory and sales office in Guangzhou. The transaction is anticipated to close during the Company’s third quarter ended December 31, 2004. The inclusion of the financial results of the joint venture’s operations for the period ending December 31, 2004 are not expected to have a material impact on the Company’s Statement of Operations.

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

Overview

     SOLA International Inc. (“SOLA”, “we”, “our”, “us,” or the “Company”) is a leading designer, manufacturer and distributor of a broad range of spectacle lenses. We hold a strong manufacturing and technology position worldwide in the growing plastic lens segment of this market, and we believe we occupy the number two market position globally in terms of volume of plastic lenses sold. We have extensive international presence with sales operations in 27 countries. We do not sell our products directly to the consumer but operate through a variety of distribution systems that include sales to national and international retail chains, sales to independent optometrists and opticians, and sales to independent wholesalers. We offer a diverse range of lens designs and plastic materials. In particular, we are focused on the following four key value-added product types:

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

Critical Accounting Policies and Estimates

     We have identified certain critical accounting policies, and utilize significant judgments and estimates in the preparation of our consolidated financial statements. You should refer to our Annual Report on Form 10-K filed on June 24, 2004 for a discussion of our policies on revenue recognition, allowance for doubtful accounts, valuation of inventory, valuation of long-lived and intangible assets and goodwill, accounting for income taxes and accrual for contingencies. There have been no changes to critical accounting policies and estimates since March 31, 2004. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders’ equity, sales and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, valuation of inventory, valuation of long-lived assets including identifiable intangibles and goodwill, accounting for income taxes including the related accruals for contingencies. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

Net Sales

     Our net sales were $166.2 million in the three months ended September 30, 2004 as compared to net sales of $158.7 million in the same period for the prior year, an increase of $7.5 million or 4.8%. Using constant exchange rates, total net sales increased 0.4%, with North America decreasing 2.3% and Europe and Rest of World increasing 1.7% and 3.8%, respectively. In North America, demand from Wal-Mart was partially offset by strong sales growth in the Company’s prescription laboratory business. Europe’s growth occurred despite a significant slowdown in demand from the German market that resulted from the German government’s elimination of certain subsidies on eyeglass purchases effective January 1, 2004. The increase in Rest of World sales resulted from sales and marketing initiatives implemented by our newly appointed general managers in Asia Pacific and Latin America. Net sales performance by region, on an as reported basis, was as follows:

•	North America decreased $1.7 million or 2.4%;

•	Europe increased by $7.0 million or 11.6%; and

•	Rest of World increased by $2.2 million or 7.7%.

     The following table presents the reconciliation of constant currency results to as reported results (in millions, except percentage data):

	Net sales, as		Adjusted net	Net sales, as	Percent
	reported for the		sales for the	reported for the	inc/(dec)
	three months		three months	three months	on
	ended	Constant	ended	ended	Constant
	September 30,	Currency	September 30,	September 30,	Currency
Region	2003	Adjustment	2003	2004	Basis
North America	$68.6	$(0.1)	$68.5	$66.9	(2.3)%
Europe	60.4	5.8	66.2	67.4	1.7%
Rest of World	29.7	1.1	30.8	31.9	3.8%

Total	$158.7	$6.8	$165.5	$166.2	0.4%

     Company management believes that constant currency sales growth provides a better representation of true operating results because changes in currency rates are beyond management’s control and can cause reported results to fluctuate significantly.

Gross Profit

     Our gross profit totalled $65.3 million for the three months ended September 30, 2004 as compared to $62.7 million for the same period in the prior year, an increase of $2.6 million or 4.1%. Gross profit as a percentage of net sales was 39.3% for the three months ended September 30, 2004 as compared to 39.5% for the prior year period. Our gross margins depend principally on our manufacturing costs and product and customer mix. Product gross margins can vary from below 15% to over 70%. Customer gross margins typically range from 20% to 50%, depending on the mix of products sold, the quantity sold and the overall trading conditions applied to those sales. The primary drivers of manufacturing costs are productivity, energy and labor costs and plant depreciation. The reduction of certain of these high-cost overheads resulting from our restructuring in fiscal 2004 is being largely offset by higher production costs in Europe and slightly lower gross margins in our Sunlens business. While we continually adjust the volume and mix of our factory output to match changes in overall customer demand, changes in the product mix that result from marketing initiatives and the launch of new products also occur. Adjustments to our factory output enable us to control and minimize our investment in finished goods inventories, but can result in varying production costs from period to period. These periodic changes in cost are reflected in gross margin when the product is sold.

Operating Expenses

     Our operating expenses for the three months ended September 30, 2004 totaled $47.0 million as compared to $42.0 million for the same period in the prior year. This increase of $5.0 million was related primarily to (i) $2.6 million of restructuring and impairment charges, (ii) a $1.8 million impact resulting from increases in foreign exchange rates, (iii) a $1.0 million increase in costs related to implementation of additional internal controls associated with Section 404 of the Sarbanes-Oxley Act, (iv) a $0.7 million increase in personnel costs associated with newly acquired laboratories (v) a $0.4 million increase in prescription laboratory related development costs, and (vi) partially offsetting cost reductions of $0.7 million and $0.5 million in research and development and sales and marketing costs, respectively. Operating expenses as a percentage of net sales for the three months ended September 30, 2004 and 2003 were 28.3% and 26.5%, respectively. Excluding the impact of restructuring and impairment charges, which amounted to 1.6% of net sales for the three months ended September 30, 2004, operating expenses as a percentage of net sales were 26.7% and 26.5% for the three months ended September 30, 2004 and 2003, respectively.

     Research and development expenses were $1.9 million or 1.1% of net sales in the three months ended September 30, 2004 and $2.4 million or 1.5% of net sales for the three months ended September 30, 2003. The decrease of $0.5 million or 19.6% in research and development expenses was due to reduced spending and headcount reductions associated with the restructuring charges implemented in the three months ended March 31, 2004. Selling and marketing expenses decreased $0.7 million, or 2.5%, to $27.6 million for the three months ended September 30, 2004 from $28.3 million for the prior-year period. The decrease during the three months ended September 30, 2004 occurred because we accelerated our marketing program rollouts, which shifted marketing spending to the three months ended June 30, 2004 as compared to the three months ended September 30, 2004.

     Our general and administrative expenses, which included $2.6 million of restructuring and impairment charges, were $17.4 million in the three months ended September 30, 2004. Excluding restructuring and impairment charges, general and administrative expenses were $14.8 million for the three month period ended September 30, 2004 and $11.3 million in the prior year period, an increase of $3.5 million, or 31.4%. The increase was the result of (i) $0.3 million impact due to increases in foreign exchange rates, (ii) $1.0 million in expenses associated with the implementation of additional internal controls associated with Section 404 of the Sarbanes-Oxley Act, (iii) a $0.4 million increase in prescription laboratory related development costs, (iv) an offsetting $0.3 million decrease in royalty income, (v) $0.4 million in additional personnel costs associated with newly acquired laboratories, and (vi) $0.4 million increase in bad debt recovery. The remainder was attributed to costs associated with higher revenues and cost inflation. As a percentage of net sales, general and administrative expenses increased to 10.5%, or 8.9% excluding 1.6% of net sales attributable to restructuring charges, for the three months ended September 30, 2004 compared to 7.1% for the three months ended September 30, 2003. The following table presents the reconciliation of general and administrative expenses adjusted to exclude restructuring and impairment charges previously disclosed (in millions, except percentage data):

	Three months		Three months
	ended		ended
	September 30, 2004	Percent of Sales	September 30, 2003	Percent of Sales
Net sales, as reported	$166.2	100.0%	$158.7	100.0%

General and administrative expenses, as reported.	$17.4	10.5%	$11.3	7.1%
Restructuring and impairment charges included in general and administrative expenses	(2.6)	(1.6)%	—	—

General and administrative expenses, as adjusted	$14.8	8.9%	$11.3	7.1%

     During the three months ended September 30, 2004, we recorded pre-tax restructuring charges totalling $1.9 million related primarily to work force reductions in our subsidiaries in Europe. The workforce reductions consisted of 52 employees from manufacturing. Asset impairment charges amounting to $0.7 million associated with long-lived asset write-downs were recorded during the three months ended September 30, 2004 as part of restructuring activities, primarily in our North American and European facilities. The following table presents details of the restructuring charges for the three months ended September 30, 2004 and related liabilities associated with the strategic initiatives as of September 30, 2004 (in thousands):

	Workforce
	Reductions	Impairments	Total
Restructuring and impairment liability as of June 30, 2004	$650	$—	$650
Charge to operations, three months ended September 30	1,948	656	2,604
Utilized:
Non-cash	—	(656)	(656)
Cash	(913)	—	(913)

Restructuring and impairment liability as of September 30, 2004	$1,685	$—	$1,685

     Management expects to extinguish the restructuring and impairment liability of $1.7 million by June 2005.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense amounted to $3.9 million for the three months ended September 30, 2004 as compared to $8.8 million for the three months ended September 30, 2003, a decrease of $4.9 million. The decrease was due primarily to the repurchase of the 11% Euro-denominated bonds pursuant to our refinancing during the three months ended December 31, 2003, partially offset by the impact of the change in the Euro-U.S. Dollar exchange rates between periods. During the three months ended September 30, 2004, we recorded a net foreign exchange gain of $0.8 million compared to a $2.2 million net foreign exchange loss for the three months ended September 30, 2003.

Provision for Income Taxes

     Our combined state, federal and foreign effective tax rate was 38.7% for the three months ended September 30, as 2004 compared to 29.0% for the three months ended September 30, 2003. The increase in our effective tax rate for the three months ended September 30, 2004 is due primarily to our refinancing of long-term debt, which resulted in increased profitability and tax exposure in our higher tax rate jurisdictions. We have net deferred tax assets on our balance sheet as of September 30, 2004 of $61.9 million, net of a valuation allowance of $18.6 million. The utilization of these deferred tax assets depend upon our ability to generate taxable income in the future in geographies where we are able to utilize these assets.

Minority Interest

     Our minority interest loss totalled $0.1 million for the three months ended September 30, 2004 compared to minority interest loss of $0.2 million for the three months ended September 30, 2003, a decrease of $0.1 million.

Results of Operations

     Six months ended September 30, 2004 compared to six months ended September 30, 2003

Net Sales

     Our net sales were $331.4 million in the six months ended September 30, 2004 as compared to $312.6 million in the same period for the prior year, an increase of $18.8 million or 6.0%. Using constant exchange rates, total net sales increased 2.0%, with North America decreasing 1.0% while Europe and Rest of World increased 3.0% and 6.6%, respectively. In North America, reduced demand from Wal-Mart and customers in Canada was partially offset by strong sales from our prescription labs. Europe’s growth occurred despite a significant slowdown in demand from the German market that resulted from the German government’s elimination of certain subsidies on eyeglass purchases effective January 1, 2004. The increase in Rest of World sales resulted from sales and marketing initiatives implemented by our newly appointed general managers in Asia Pacific and Latin America. Net sales performance by region on an as reported basis was as follows:

•	North America decreased $1.6 million or 1.2%;

•	Europe increased by $14.1 million or 11.6%; and

•	Rest of World increased by $6.3 million or 11.4%.

     The following table presents the reconciliation of constant currency results to as reported results (in millions, except percentage data):

	Net sales, as			Net sales, as	Percent
	reported for the		Adjusted net	reported for the	inc/(dec)
	six months		sales for the six	six months	on
	ended	Constant	months ended	ended	Constant
	September 30,	Currency	September 30,	September 30,	Currency
Region	2003	Adjustment	2003	2004	Basis
North America	$135.6	$(0.3)	$135.3	$134.0	(1.0)%
Europe	121.6	10.1	131.7	135.7	3.0%
Rest of World	55.4	2.6	58.0	61.7	6.6%

Total	$312.6	$12.4	$325.0	$331.4	2.0%

     Company management believes that constant currency sales growth provides a better representation of underlying operating results because changes in currency rates are largely beyond management’s control and can cause reported results to fluctuate significantly.

Gross Profit

     Our gross profit totalled $132.4 million for the six months ended September 30, 2004, compared to $125.0 million for the same period in the prior year, an increase of $7.3 million or 5.9%. Gross profit as a percentage of net sales was 39.9% for the six months ended September 30, 2004 as compared to 40.0% for the prior year period. Our gross margins depend principally on our manufacturing costs and product and customer mix. Product gross margins can vary from below 15% to over 70%. Customer gross margins typically range from 20% to 50%, depending on the mix of products sold, the quantity sold and the overall trading conditions applied to those sales. The primary drivers of manufacturing costs are productivity, energy and labor costs and plant depreciation. The reduction of certain of these high overhead costs resulting from our restructuring in fiscal 2004 is being largely offset by higher production costs in Europe, and slightly lower gross margins in our Sunlens business. While we continually adjust the volume and mix of our factory output to match changes in overall customer demand, changes in the product mix that result from marketing initiatives and the launch of new products also occur. Adjustments to our factory output enable us to control and minimize our investment in finished goods inventories, but can result in varying production costs from period to period. These periodic changes in cost are reflected in gross margin when the product is sold.

Operating Expenses

     Our operating expenses for the six months ended September 30, 2004 totalled $95.7 million as compared to $84.6 million for the same period in the prior year. This increase of $11.1 million was related primarily to (i) a $3.6 million impact from increases in foreign exchange rates, (ii) the inclusion of $3.6 million in restructuring and impairment charges, (iii) expenses amounting to $2.1 million associated with the completion of our fiscal 2004 audit and associated restatement of the fiscal 2003 results along with related expenses necessary to comply with Section 404 of the Sarbanes-Oxley Act, (iv) a $0.9 million increase in performance incentives, (v) $1.4 million increase in personnel costs associated with newly acquired laboratories, (vi) a $0.7 million increase in prescription development costs, (vii) a partially offsetting $1.1 million decrease in research and development costs. Excluding the impact of restructuring and impairment charges of $3.6 million, operating expenses for the six months ended September 30, 2004 were $92.0 million versus $84.6 million the same period a year ago. On an as reported basis, operating expenses for the six months ended September 30, 2004 and 2003 as a percentage of net sales were 28.9% and 27.1%, respectively. Excluding restructuring and impairment charges, which amounted to 1.1% of net sales for the six months ended September 30, 2004, operating expenses as a percentage of net sales were 27.8% as compared to 27.1% for the comparable year earlier period.

     Research and development expenses were $3.8 million or 1.1% of net sales in the six months ended September 30, 2004 and $4.9 million or 1.6% of net sales for the six months ended September 30, 2003. The decrease of $1.1 million or 23.0% in our research and development expenses was due to reduced spending and headcount reductions associated with the restructuring and impairment charges in the quarter ended March 31, 2004. Selling and marketing expenses of $56.7 million or 17.1% of net sales in the six months ended September 30, 2004 increased by $0.4 million compared to $56.3 million or 18.0% of net sales in the prior-year period.

     Our general and administrative expenses were $35.2 million in the six months ended September 30, 2004 and included the $3.6 million of restructuring and impairment charges. Excluding these restructuring and impairment charges, general and administrative expenses were $31.6 million in the six months ended September 30, 2004 and $23.4 million in the prior year period, an increase of $8.2 million or 35.2%. This increase related primarily to (i) $0.8 million resulting from increases in foreign exchange rates, (ii) $2.1 million associated with the completion of our fiscal 2004 audit and associated restatement of the fiscal 2003 results and related expenses to implement additional internal controls associated with compliance with Section 404 of the Sarbanes-Oxley Act, (iii) a $0.9 million increase in performance incentives, (iv) a $0.9 million increase in personnel costs associated with newly acquired laboratories, (v) a $0.7 million increase in prescription laboratory related development costs, (vi) a $0.4 million increase in bad debt recovery, and (vii) $0.8 million associated with adjustments to prior year accruals. The remainder was attributed to costs associated with higher revenues and cost inflation. As a percentage of net sales, general and administrative expenses increased to 10.1%, or 9.5% excluding 0.6% of net sales attributable to restructuring charges, for the six months ended September 30, 2004 compared to 7.5% for the comparable year earlier period. The following table presents the reconciliation of general and administrative expenses to US GAAP results (in millions except percentage data):

	Six months ended		Six months ended
	September 30, 2004	Percent of Sales	September 30, 2003	Percent of Sales
Net sales, as reported	$331.4	100.0%	$312.6	100.0%

General and administrative expenses, as reported	$35.2	10.6%	$23.4	7.5%
Restructuring and impairment charges included in general and administrative expenses	(3.6)	(1.1)%	—	—

General and administrative expenses, as adjusted	$31.6	9.5%	$23.4	7.5%

During the six months ended September 30, 2004, we recorded pre-tax restructuring charges totalling $2.5 million related primarily to work force reductions in our subsidiaries in North America and Asia. The workforce reductions consisted of 81 employees from manufacturing. Asset impairment charges amounting to $1.1 million associated with long-lived asset write-downs were recorded during the six months ended September 30, 2004 as part of restructuring activities in our North American, European and Asian facilities. The following table presents details of the restructuring charges for the six months ended September 30, 2004 and related liabilities associated with the strategic initiatives as of September 30, 2004 (in thousands):

	Workforce
	Reductions	Impairments	Total
Restructuring and impairment liability as of March 31, 2004.	$3,612	$—	$3,612
Charge to operations, six months ended September 30	2,531	1,091	3,622
Utilized:
Non-cash	—	(1,091)	(1,091)
Cash	(4,458)	—	(4,458)

Restructuring and impairment liability as of September 30, 2004	$1,685	$—	$1,685

     Management expects to extinguish the restructuring and impairment liability of $1.7 million by June 2005.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense amounted to $7.8 million for the six months ended September 30, 2004 compared to $17.7 million for the six months ended September 30, 2003, a decrease of $9.9 million. The decrease was due primarily to the repurchase of the 11% Euro-denominated bonds pursuant to our refinancing during the six months ended December 31, 2003, offset by the impact of the change in the Euro-U.S. Dollar exchange rates between periods. During the six months ended September 30, 2004, we recorded a net foreign exchange gain of $1.5 million compared to a $12.2 million net foreign exchange loss for the six months ended September 30, 2003.

Provision for Income Taxes

     Our combined state, federal and foreign effective tax rate was 38.0% for the six months ended September 30, 2004 compared to a 29.0% provision for the six months ended September 30, 2003. The increase in our effective tax rate for the six months ended September 30, 2004 is primarily due to our refinancing of long-term debt, which resulted in increased profitability in higher tax rate jurisdictions. We have net deferred tax assets on our balance sheet as of September 30, 2004 of $61.9 million, net of a valuation allowance of $18.6 million. The utilization of these deferred tax assets depend upon our ability to generate taxable income in the future in the geographies where we can utilize deferred tax benefits.

Minority Interest

     Our minority interest loss totalled $0.2 million for the six months ended September 30, 2004 compared to minority interest loss of $0.4 million for the six months ended September 30, 2003, a decrease of $0.2 million.

Liquidity and Capital Resources

     Our operating activities generated $31.0 million in cash in the six months ended September 30, 2004 compared to $6.4 million for the six months ended September 30, 2003. The increase resulted from higher sales revenues and gross profits, reduced interest expenses resulting from our Euro-denominated debt repurchase, foreign currency gains as compared to losses in the previous year, and improved asset and working capital management. Included in net income for the six months ended September 30, 2003 was an unrealized $10.3 million foreign currency loss ($12.2 million unrealized) on net long-term Euro-denominated debt, foreign exchange contracts and Euro-denominated cash reserves (net of tax). Cash flow from operations was not impacted by the unrealized currency loss since it was non-cash in nature and, as a result, it has been added back to net income for cash flow reporting purposes. Also contributing to the increased cash provided by operations was the decrease in net deferred tax assets. This decrease was due primarily to the utilization of unused U.S. net operating loss carryforwards.

     During fiscal 2004, management implemented a plan to further efforts initiated under the fiscal 1999 strategic initiatives. Charges incurred under these new initiatives totalled $2.6 million during the six months ended September 30, 2004, and related primarily to work force reductions and asset impairment. Cash outlays related to initiatives were $4.5 million during the six months ended September 30, 2004, with an additional $1.7 million in strategic initiative liabilities remaining at September 30, 2004. Management anticipates these liabilities to be settled by June 2005. As a result of these initiatives, management estimates that we will eliminate approximately $4 to $6 million in operating costs annually.

     Our inventories as a percentage of annualized net sales for the three months ended September 30, 2004 and 2003 were 13.7% and 16.4%, respectively. Inventories as of September 30, 2004 increased by $3.1 million compared to March 31, 2004. The reductions in rates of sales growth from North American chain retailers, a restoration of raw materials inventory that was depleted during March and increased production costs in Europe were the principal factors increasing our inventory costs.

     As a percentage of annualized net sales, accounts receivable were 20.7% for the six months ended September 30, 2004 as compared to 20.5% for the year earlier period. Accounts receivable at September 30, 2004 decreased $4.2 million as compared to March 31, 2004. Excluding the impact of currency of $2.3 million, receivables decreased $1.9 million, due primarily to seasonally high sales in three months ended March 31, 2004 and stronger collection activity during six months ended September 30, 2004. The following table presents the reconciliation of net trade accounts receivable, exclusive of foreign currency impact, to as reported results (in thousands):

March 31, 2004 net trade accounts receivable, as reported	$145,920
Impact of currency fluctuations on accounts receivable during period	(2,309)

March 31, 2004 net trade accounts receivable, excluding currency impact	143,611
September 30, 2004 net trade accounts receivable, as reported	141,752

Decrease in net trade accounts receivable, exclusive of foreign currency impact during period	$(1,859)

     During the six months ended September 30, 2004, net cash expended on investing activities amounted to $5.4 million. We invested $4.1 million in capital goods and $2.1 million in molds, which was partially offset by $0.8 million in proceeds from the sale pf property, plant and equipment. This compares to $7.9 million in net cash expended on investment activities in the comparable prior year period, which included $0.9 million related to the acquisition of laboratories, $6.8 million of capital expenditures and $2.1 million related to investments in molds, which was partially offset by proceeds from the sale of capital assets and the disposal of joint venture assets. We anticipate capital expenditures, including molds, of approximately $20-$25 million for the fiscal year 2005.

     During the six months ended September 30, 2004, our net cash used in financing activities amounted to $5.9 million. These activities primarily consisted of payments on senior notes, long-term debt, and our remaining Euro-denominated debt. This compares to $1.0 million in net cash from financing activities in the comparable year earlier period, which consisted of $2.8 million in proceeds from the sale of stock options and $1.2 million in proceeds from the sale of long-term debt, partially offset by $3.0 in debt repayments.

     During the first six months of fiscal 2005, the Company purchased an additional $0.8 million of its outstanding 11% Euro-denominated notes, including accrued interest, in the open market. The Company incurred $0.1 million for tender premiums and write-off of debt issuance costs.

     The total borrowing capacity available to the Company is $67.7 million. Our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and fixed asset investment purposes. As of September 30, 2004, the total borrowing capacity available to our foreign subsidiaries under these local facilities was approximately $17.7 million, of which $1.3 million had been utilized.

     Under the terms of our various credit agreements, we are obligated to abide by certain affirmative and negative covenants including, but not limited to, interest coverage ratio, fixed charge coverage ratio, total leverage ratio, minimum net worth, maximum senior secured debt ratio and a minimum liquidity. As of September 30, 2004, we are in compliance with all covenants contained in our credit agreements.

     During the fourth quarter of fiscal 2004, we acquired all of the outstanding stock of a Troy, Michigan based lens coating laboratory for $17.2 million, which included cash of $15.3 million and debt assumed of $1.9 million. In May 2004, we amended the purchase agreement to convert the additional consideration, which had been contingent payments, to additional purchase price in the form of a note in the aggregate amount of $1.6 million at 6%, payable by February 2006. This amount is reflected as an increase in goodwill during the first quarter of fiscal 2005.

     While we are currently studying the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004 (the “Act”), based on the tax laws in effect as of September 30, 2004, it is our intention to continue to indefinitely reinvest our undistributed foreign earnings. Accordingly, no deferred tax liability was recorded in connection with the Act.

     Subsequent to the period ended September 30, 2004, the Company has agreed to purchase the remaining shares of its 24% minority interest in its China joint venture for $6 million cash. The joint venture, which will become a wholly owned subsidiary, consists primarily of the Company’s lens manufacturing plant, laboratory and sales office in Guangzhou. The transaction is anticipated to close during the Company’s third quarter ended December 31, 2004. The inclusion of the financial results of the joint venture’s operations for the period ending December 31, 2004 are not expected to have a material impact on the Company’s Statement of Operations.

     In order to continue our operations and meet our significant liquidity requirements, we must maintain profitable operations or obtain additional funds through equity or debt financing, bank financing, and other sources. We believe that our existing cash balances, credit facilities, internally generated funds and other potential financing alternatives will be sufficient to meet our capital, operating and debt service requirements for at least the next twelve months. If we are unable to generate adequate cash flow from sales of our products, we may need to seek additional sources of capital. There can be no assurance that we will be able to obtain additional debt or equity financing on terms acceptable to us, or at all. If adequate funds are not available, we could be required to delay development or commercialization of certain products, reduce our marketing, customer support or other product support costs, or eliminate other resources devoted to product development. Accordingly, failure to obtain sufficient funds on acceptable terms when and if needed could have a material adverse effect on our business, results of operations and financial condition.

Currency Exchange Rates

     As a result of our worldwide operations, currency exchange rate fluctuations tend to affect our results of operations and financial position. The principal effect of currency exchange rates on our results of operations and financial position is the impact of translation adjustments for subsidiaries where the local currency is the functional currency. Translation adjustments for functional local currencies have been recorded in other comprehensive income, a component of Shareholder’s Equity.

     Venezuela has been determined to be hyperinflationary in the six months ended September 30, 2004 as defined under the provisions of Emerging Issues Task Force (EITF) Issue No. D-55, Determining a Highly Inflationary Economy under FASB Statement No. 52 and EITF Issue No. D-56, Accounting for a Change in Functional Currency and Deferred Taxes When an Economy Becomes Highly Inflationary. Accordingly, the results of our subsidiary in Venezuela is being accounted for in accordance with the provisions of these pronouncements.

     Because a portion of our debt and associated interest is non-U.S. Dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps or forward contracts. As of September 30, 2004, we have several foreign exchange contracts outstanding to hedge portions of our accounts payable and accounts receivable exposure. We do not hold derivative financial instruments for speculative or trading purposes.

     Seasonality

     Our business is somewhat seasonal, with fiscal third quarter results (October through December) generally weaker than the other three quarters as a result of lower sales during the holiday season, and fiscal fourth quarter results generally the strongest.

     Inflation

     Inflation continues to affect the cost of the goods and services that we use in some of our production locations. Our ability to recover higher costs through increased selling prices is limited by the competitive environment that exists in many of the markets we compete in. In a number of our markets, we are subject to price erosion in many of our standard product lines. We seek to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. For a description of the effects of inflation on our reported revenues and profits and the measures taken by us in response to inflationary conditions, see—“Currency Exchange Rates” above.

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

     Interest Rate Risk. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. During the first two quarters of fiscal 2004, fixed rate debt consisted primarily of outstanding balances on Senior Notes.

     The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of September 30, 2004:

	Expected Maturity Date (as of September 30, 2004)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal			Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
				(Dollars in thousands)
Long-term debt:
Fixed rate debt	$2,370	$3,893	$1,602	$103,698	$108	$252	$111,923	$114,119
Weighted average interest rate	2.63%	5.31%	4.67%	7.12%	5.38%	5.06%	6.92%
Long-term debt:
Variable rate debt	$4,420	$13,196	$13,175	$17,501	$26,250	$96,250	$170,792	$170,792
Weighted average interest rate	3.65%	3.66%	3.66%	3.67%	3.67%	3.67%	3.67%

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

     The following table presents the future principal cash flows and weighted average interest rates expected on the 11% Senior Notes, due 2008, as well as the contract amount and weighted average settlement price of the outstanding forward exchange contracts. Fair values have been determined based on quoted market prices as of September 30, 2004:

	Expected Maturity Date (as of September 30, 2004)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2005	2005	2007	2008	2009	Thereafter	Total	Fair Value
	(Dollars in thousands)
Long-term debt:
Fixed rate debt	—	—	—	$8,530	—	—	$8,530	$9,383
Weighted average interest rate	—	—	—	11%	—	—	11%
Forward exchange contracts:
Contract amounts due October 2004	$3,610	—	—	—	—	—	$3,610	$3,618
Contract amounts due November 2004	$2,091	—	—	—	—	—	$2,091	$2,089
Contract amounts due December 2004	$2,212	—	—	—	—	—	$2,212	$2,210
Contract amounts due January 2005	$1,944	—	—	—	—	—	$1,944	$1,940
Contract amounts due February 2005	$1,621	—	—	—	—	—	$1,621	$1,617
Contract amounts due March 2005	$11,407	—	—	—	—	—	$11,407	$17,002
Weighted average settlement price	0.50	—	—	—	—	—	0.50

     Qualitative Disclosures

     Interest Rate Risk. Our primary interest rate risk exposures relate to:

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future operations or business acquisitions.

     The interest rate on our 6 7/8% Senior Notes is fixed and is not affected by changes in interest rates. However, changes in interest rates could impact our anticipated interest income on cash and cash equivalents and interest expense on our $175 million of variable-rate debt. As a result, a 1% change in interest rates from those in existence at September 30, 2004 could have a $1.7 million impact on our net interest expense for the twelve months ended September 30, 2005.

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

Item 4. Controls and Procedures

     The Audit Committee was advised by the Company’s independent registered public accounting firm that they had identified deficiencies in the Company’s internal controls in May 2004 in connection with the audit of our fiscal 2004 financial statements. The deficiencies relate to limitations in the capacity of our finance and accounting personnel, which restrict our ability to gather, analyze and report information relative to our financial statement assertions in a timely manner, including:

•	inadequate staffing and resources allocated to the corporate tax function, leading to the untimely identification and resolution of complex tax related matters, and failure to perform timely review, substantiation and evaluation of certain tax account balances;

•	inadequate staffing and supervision over the corporate consolidation, review, and financial close function, leading to the untimely identification and resolution of accounting matters as a result of failure to perform timely review, substantiation and evaluation of certain account balances and financial information from subsidiary locations; and

•	as a result of the foregoing, limitations in our ability to perform adequate formal review and documentation of our accounting policies and procedures in accordance with accounting principles generally accepted in the United States of America.

     The Audit Committee was advised by the Company’s external auditors that they had concluded that these internal control deficiencies constitute reportable conditions and, collectively, a “material weakness” as defined in Statement of Auditing Standards No. 60 as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. These internal control deficiencies had caused our disclosure controls and procedures not to be effective at a reasonable assurance level.

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

     To date, we have implemented internal control improvements by first strengthening our monitoring controls over the company. For example, we implemented detailed line item reviews with country controllers and corporate staff in the second quarter of fiscal 2005. Other actions we have put in place include implementing more rigorous documentation of accounting issues and creating an audit checklist for country controllers. We have also relocated and integrated our North American accounting group with our corporate accounting group to achieve better connectivity between regional accounting and corporate consolidation and analysis. We have also taken other actions focused on improving timeliness and accuracy of reporting financial information from entities globally.

     In addition to the foregoing action, we have implemented processes including:

•	engaging outside consultants to supplement our internal tax staff;

•	requiring reporting of monthly/quarterly tax liabilities by our country controllers;

•	establishing a tax audit checklist for our country controllers;

•	identifying and analyzing process and staffing improvements related to interaction of our corporate accounting and finance group with our regional accounting and finance groups;

•	adding three CPA positions at corporate accounting, including a Director of Internal Audit, which we completed during the six months ended September 30, 2004; and

•	restructuring management reporting to require detailed variance reporting tied to our plan and our prior year, as well as the identification of quarterly risks and opportunities.

     Since the end of the first quarter of fiscal 2005, we have implemented the following additional processes, which we believe will improve our internal control over financial reporting in future periods:

•	accounting issues are internally researched and resolved on a timely basis and are proactively and independently reviewed by our newly hired Director of Accounting Compliance and other Corporate finance staff;

•	detailed monthly/quarterly reporting packages are completed by all divisions to capture required financial information for management analyses and disclosure;

•	all divisions complete a quarterly disclosure questionnaire that is required by our newly established Disclosure Committee;

•	we have filled the position of Director of Financial Planning and Analysis; and

•	we have hired an in-house general counsel who will be actively involved in the review process of all future periodic reports.

     We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an on-going basis and will take further action and implement improvements, as necessary.

     Also, we consider the implementation of Section 404 of the Sarbanes-Oxley Section Act (the “Act”) to be part of our plan to improve controls and are well into the implementation, including expenditures of approximately of $2.5 – $3.5 million anticipated in fiscal 2005. We are using outside resources combined with internal resources to achieve implementation. The steps we have taken and continue to take to fully address the conditions identified as a material weakness, which steps are discussed above, are an important part of our implementation of the Act. In addition, in our efforts to comply with the Act we are taking the additional steps with respect to the review and documentation of our internal control over financial reporting that we believe are typical of other public companies of similar size and scope of operations. The steps we have taken to date and the steps we are still in the process of implementing are subject to continuing management review and testing by our internal and external auditors.

     We will use our best efforts to fully address the conditions identified as a material weakness and to otherwise meet the compliance requirements of the Act by the March 31, 2005 deadline; however, given the effort needed to fully comply with the Act, we may not be able to take all actions required by that deadline. If we are unable to implement all of the required actions effectively and efficiently by the deadline, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified opinion from our independent registered public accounting firm. If we are unable to obtain an unqualified opinion from our independent registered public accounting firm, our shares could be delisted from the NYSE, which could limit the liquidity of our shares. In addition, it could result in breaches of covenants under our debt obligations, which could limit our ability to borrow or result in those obligations being accelerated.

     As of September 30, 2004, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer determined that the deficiencies described above caused our disclosure controls and procedures not to be effective at a reasonable assurance level. However, the Chief Executive Officer and Chief Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified herein and did not note any other material weaknesses or significant deficiencies in our disclosure controls and procedures during their evaluation.

     We believe the foregoing measures implemented during the second quarter of fiscal 2005, as well as the measures we continue to implement, will likely materially improve our internal control over financial reporting in future periods.

PART II            OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not applicable

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The following matter was submitted to a vote of the security holders at our Annual Meeting of Stockholders on July 21, 2004:

Election of Directors. Votes as follows:

	Total Vote for Each	Total Vote Withheld from
	Director	Each Director
Jeremy C. Bishop	28,935,449	444,329
Maurice J. Cunniffe	15,996,690	13,383,088
Charles F. Smith	29,008,427	371,351
Columbe M. Nicholas	29,009,627	370,151
Robert A. Muh	28,300,657	1,079,121
Jackson L. Schultz	28,189,657	1,190,121

     There were no abstentions or broker non-votes.

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Reports of Form 8-K

Exhibit No.	Description	Reference
10.1	Employment Agreement between SOLA International Inc. and Jamie A. Wade, dated August 16, 2004.	Filed herewith.

31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Periodic Report Certification by Chief Executive Officer and Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLA International Inc. (Registrant)
Dated: November 3, 2004	By:	/s/ RONALD F. DUTT
Ronald F. Dutt
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description
10.1	Employment Agreement between SOLA International Inc. and Jamie A. Wade, dated August 16, 2004.

31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Periodic Report Certification by Chief Executive Officer and Chief Financial Officer of Quarterly Report on Form 10-Q for the six months ended September 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.