Form 10-Q
period 2004-12-31
SOLA INTERNATIONAL INC
filed 2005-02-08
CIK 912088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of February 4, 2005, 32,243,025 shares of the registrant’s common stock, par value $0.01 per share, which is the only class of common stock of the registrant, were outstanding.

SOLA INTERNATIONAL INC.

Form 10-Q for the Quarterly Period
Ended December 31, 2004

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

SOLA INTERNATIONAL INC.

Unaudited Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$132,106	$102,604
Accounts receivable, net	150,519	145,920
Inventories	92,241	86,662
Deferred tax assets	18,336	17,664
Prepaid and other current assets	27,274	22,511

Total current assets	420,476	375,361
Property, plant and equipment, net of accumulated depreciation of $171,447 and $166,485, respectively	173,446	181,021
Goodwill, net	233,534	225,194
Deferred tax assets	47,363	53,639
Other assets	13,424	17,713

Total assets	$888,243	$852,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,066	$63,280
Accrued liabilities	54,556	49,043
Accrued payroll and related compensation	33,900	36,390
Current portion of long-term debt	15,562	11,933
Deferred taxes payable	784	639

Total current liabilities	166,868	161,285

Long-term debt	162,884	171,364
Senior notes	104,182	104,086
Deferred taxes payable	4,906	3,852
Other liabilities	14,961	17,000

Total liabilities	453,801	457,587

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 50,000 shares authorized; 32,600 and 32,550 shares issued as of December 31, 2004 and March 31, 2004, and 32,232 and 32,182 shares outstanding as of December 31, 2004 and March 31, 2004, respectively	326	325
Additional paid-in capital	409,071	408,463
Retained earnings	42,420	14,395
Accumulated other comprehensive loss	(14,988)	(25,455)
Common stock in treasury, at cost— 368 shares at December 31, 2004 and March 31, 2004	(2,387)	(2,387)

Total stockholders’ equity	434,442	395,341

Total liabilities and stockholders’ equity	$888,243	$852,928

The accompanying notes are an integral part of these consolidated financial statements.

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net sales	$163,053	$159,286	$494,450	$471,928
Cost of sales	98,265	94,513	297,288	282,120

Gross profit	64,788	64,773	197,162	189,808

Research and development expenses	1,924	2,583	5,700	7,485
Selling and marketing expenses	28,982	29,817	85,679	86,149
General and administrative expenses	17,065	16,972	52,260	40,318

Operating expenses	47,971	49,372	143,639	133,952

Operating income	16,817	15,401	53,523	55,856
Interest income	474	278	1,240	1,013
Interest expense	(4,462)	(8,364)	(13,020)	(26,753)
Loss on extinguishment of debt	—	(40,980)	(95)	(40,980)
Foreign currency gain/(loss)	1,141	(3,379)	2,689	(15,544)

Income/(loss) before (provision)/benefit for income taxes and minority interest	13,970	(37,044)	44,337	(26,408)
(Provision)/benefit for income taxes	(4,490)	11,752	(16,037)	8,667
Minority interest	(100)	(38)	(275)	(388)

Net income/(loss)	$9,380	$(25,330)	$28,025	$(18,129)

Net income/(loss) per share — basic	$0. 29	$(0.91)	$0.87	$(0.70)

Weighted average common shares outstanding	32,224	27,799	32,204	25,790

Net income/(loss) per share — diluted	$0.29	$(0.91)	$0.86	$(0.70)

Weighted average common and dilutive securities outstanding	32,658	27,799	32,594	25,790

The accompanying notes are an integral part of these consolidated financial statements.

SOLA INTERNATIONAL INC.

Unaudited Consolidated Statements of Cash Flows

(in thousands)

	Nine months ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income/(loss)	$28,025	$(18,129)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Minority interest in earnings	275	388
Depreciation	21,365	17,922
Amortization of other intangibles	237	218
Amortization of debt issuance costs	1,035	2,454
Loss on extinguishment of debt	95	40,980
Allowance for doubtful accounts and notes	489	3,220
Tax benefit from exercise of stock options	63	461
Non-cash portion of restructuring charges	1,265	1,010
Deferred taxes	6,747	(11,975)
Foreign currency loss	—	16,372
Loss/(gain) on disposal/sale of property, plant and equipment	1,432	(7)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4,198	524
Inventories	(778)	337
Prepaid and other assets	(1,362)	(11,492)
Accounts payable	(7,962)	(17,389)
Accrued and other current liabilities	(1,850)	5,640
Other liabilities	279	(2,508)

Net cash provided by operating activities	53,553	28,026

Cash flows from investing activities:
Capital expenditures	(5,882)	(10,551)
Mold expenditures	(3,689)	(3,654)
Purchases of businesses	(2,723)	(888)
Purchase of minority interest in joint venture	(6,000)	—
Disposal of joint ventures	—	82
Net proceeds from the settlement of derivative contracts	—	10,910
Other investing activities	413	3,724

Net cash used in investing activities	(17,881)	(377)

Cash flows from financing activities:
Net payments under notes payable to banks	(6,653)	(522)
Payments on long-term debt	(2,184)	(3,287)
Proceeds from the exercise of stock options	609	2,862
Proceeds from the issuance of common stock	—	120,750
Issuance costs pursuant to common stock offering	—	(7,408)
Borrowings on long-term debt	870	1,519
Repayment of senior notes	(860)	(238,679)
Tender premiums on repayment of senior notes	—	(33,154)
Capitalized debt issuance costs	—	(4,939)
Proceeds from term loan	—	175,000

Net cash (used in)/provided by financing activities	(8,218)	12,142

Effect of exchange rate changes on cash and cash equivalents	2,048	3,566

Net increase in cash and cash equivalents	29,502	43,357
Cash and cash equivalents at beginning of period	102,604	58,679

Cash and cash equivalents at end of period	$132,106	$102,036

The accompanying notes are an integral part of these consolidated financial statements.

SOLA INTERNATIONAL INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

(a) Financial Statement Preparation

     The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair presentation of its consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States (U.S. GAAP).

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

(c) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. In the future, the Company may realize actual results that differ from the current reported estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. The Company is required to adopt the provision of SFAS 123(R) during the Company’s second quarter of fiscal 2006 and is currently evaluating the two adoption alternatives, which are the modified-prospective application and the modified-retrospective application. Although the Company will continue to evaluate the application of SFAS 123(R), management currently believes adoption will not have a material impact on the Company’s results of operations or financial position.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin (ARB) No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of facility expense, freight, handling costs, and wasted material (spoilage). ARB43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company in fiscal 2007. Although the Company will continue to evaluate the application of SFAS 151, management currently believes adoption will not have a material impact on the Company’s results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29 (Accounting for Nonmonetary Transactions). The new rule amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. In addition, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have a “commercial substance”. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company currently believes the adoption of this standard will not have a material impact on the Company’s results of operations or financial position..

     On October 22, 2004, the President signed the American Jobs Creations Act of 2004 (the “Act of 2004”). The Act of 2004 creates a temporary incentive for the U.S. Corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act of 2004. As such, the Company is reviewing the Act of 2004 as it relates to the Company’s strategy for income generated abroad.

3. Stock-Based Compensation

     The Company applies an intrinsic value-based method of accounting to account for its employee and director stock options. Under this method, compensation expense is measured on the date of grant by comparing the current market price of the underlying stock to the exercise price. If the exercise price is less than the market price, unearned compensation expense is recorded on the date of grant and subsequently amortized to compensation expense on a straight-line basis over the applicable vesting period of the option.

     As required by US GAAP, the Company makes pro forma disclosures of its earnings assuming that a fair value-based method had been used to account for its employee and director stock options rather than an intrinsic value-based method. The fair value of stock options under SFAS No. 123 was determined by utilizing the Black-Scholes option-pricing model with the following assumptions for the periods ended December 31, 2004 and 2003, respectively: risk-free interest rates of 3.59% and 2.86%, volatility factors of the expected market price of the Company’s common stock of 0.5391 and 0.5865, no dividend yield and a weighted-average expected life of 4 years. The Company’s reported net income for the three and nine months ended December 31, 2004 and 2003 do not reflect any stock-based employee compensation, as all options under the Company’s stock option plans were granted with an exercise price equivalent to the market value of the underlying common stock on the date of grant. Had compensation expense been recognized for stock-based compensation plans under the fair value-based method, the Company would have recorded the following net income and net income per share amounts (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income/(loss), as reported	$9,380	$(25,330)	$28,025	$(18,129)
Deduct: Stock-based employee compensation expense determined under the fair value-based method for all awards, net of related tax effect	(351)	(362)	(1,429)	(1,166)

Pro forma net income/(loss)	$9,029	$(25,692)	$26,596	$(19,295)

Net income/(loss) per share:
Basic, as reported	$0.29	$(0.91)	$0.87	$(0.70)
Basic, pro forma	$0.28	$(0.92)	$0.83	$(0.75)
Diluted, as reported	$0.29	$(0.91)	$0.86	$(0.70)
Diluted, pro forma	$0.28	$(0.92)	$0.82	$(0.75)

4. Supplemental Balance Sheet Information

Inventories (in thousands):

	December 31,	March 31,
	2004	2004
Raw materials	$12,515	$11,428
Work in progress	3,542	3,283
Finished goods	76,184	71,951

Inventories	$92,241	$86,662

Accounts receivable, net (in thousands):

	December 31,	March 31,
	2004	2004
Accounts receivable, gross	$162,017	$157,532
Allowance for doubtful accounts and sales returns	(11,498)	(11,612)

Accounts receivable, net	$150,519	$145,920

Intangibles, net (in thousands) (included in other assets):

Balance as of March 31, 2004	$1,815
Amortization of intangibles	(241)

Balance as of December 31, 2004	$1,574

Goodwill (in thousands):

Balance as of March 31, 2004	$225,194
Additional consideration on acquisitions	7,512
Impact of foreign currency exchange rates and other	828

Balance as of December 31, 2004	$233,534

     During the quarter ended December, 31, 2004, the Company acquired the net assets of Vision Systems, Inc. (VSI) consisting primarily of two prescription laboratories in Georgia and Virginia. The Company paid $2.6 million in cash and assumed $1.2 million of debt. The Company recorded $3.1 million in goodwill as a result of this purchase. Additionally, the Asset Purchase Agreement includes a provision whereby the Company has agreed to pay the selling shareholders of VSI additional consideration totaling up to $4.0 million contingent upon the successful achievement of certain financial performance targets. If these contingent payments are eventually paid, they will be recorded as additional goodwill.

     During the quarter ended December 31, 2004, the Company also acquired the remaining 24% minority interest of its joint venture in Guangzhou, China by exchanging $6.0 million in cash for all outstanding shares of the joint venture owned by the minority interest holder. As a result of this transaction, an additional $2.5 million was added to goodwill during the quarter and the Company now owns 100% of its subsidiary in China.

     The inclusion of the financial results of these two acquisitions from the date of acquisition through December 31, 2004 did not have a significant impact on the Company’s consolidated statement of operations. These acquisitions, individually and in the aggregate, did not meet the conditions of a material business combination as defined by the Securities and Exchange Commission and SFAS 141 “Business Combinations.” As such, they were not subject to the disclosure requirements of SFAS 141. However, the Company believes the disclosures provided herein are useful to the understanding of the goodwill activity through December 31, 2004.

     During the quarter ended March 31, 2004, the Company acquired all of the outstanding stock of a Troy, Michigan based lens coating laboratory for $17.2 million, which included cash of $15.3 million and debt assumed of $1.9 million. During May 2004, the Company amended the purchase agreement to convert the additional consideration, which had been contingent payments, to additional purchase price in the form of a note in the aggregate amount of $1.6 million at 6%, payable by February 2006. In addition, the Company recorded goodwill of $0.3 million as a result of a purchase price adjustment in accordance with the terms of the purchase agreement. These amounts are reflected as increases in goodwill during the nine months ended December 31, 2004.

Accrued liabilities (in thousands):

	December 31,	March 31,
	2004	2004
Accrued restructuring charges	$466	$3,612
Marketing and promotional accrual	15,925	14,554
Income taxes payable	9,228	4,290
Other liabilities	28,937	26,587

Accrued liabilities	$54,556	$49,043

5. Defined Contribution Plans

     The Company sponsors several defined contribution plans covering substantially all U.S. and U.K. employees. Under the U.S. 401(k) retirement plan, the Company provides a matching contribution of 100% for the first 3% of employee contribution and 50% for the next 2% of employee contribution during the plan year. Contributions were $0.2 million and $0.6 million for each of the three and nine months ended December 31, 2004 and 2003, respectively. Under the U.K. plan, the Company matches pension contributions of up to 8% of the employee’s pensionable salary. Contributions for each of the three months ended December 31, 2004 and 2003 were less than $0.1 million. For each of the nine months ended December 31, 2004 and 2003, contributions were $0.1 million.

6. Defined Benefit Retirement Plans

     The Company sponsors a defined benefit plan (“Domestic Pension Plan”) covering substantially all full-time United States employees. The Company also sponsors contributory defined benefit pension plans covering certain employees in Australia, Japan, Ireland and the United Kingdom (“International Pension Plans”). Effective March 31, 2003, the Company discontinued any further accruals to the participants of its Domestic Pension Plan and all benefit levels as of a normal retirement date were frozen for all Domestic Pension Plan participants.

     Net periodic benefit cost for the Company’s pension plans for the three months ended December 31, 2004 and 2003 consisted of the following (in thousands):

			International Pension
	Domestic Pension Plan		Plans
	Three Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Service cost	$—	$—	$521	$877
Interest cost	340	315	403	900
Expected return on plan assets	(338)	(251)	(426)	(932)
Amortization of transition obligation	—	—	(5)	(21)
SFAS 88 expense	—	—	3	9
Prior cost	—	—	24	71
Amortization of gain	—	—	66	(15)

Net periodic benefit cost	$2	$64	$586	$889

     Net periodic benefit cost for the Company’s pension plans for the nine months ended December 31, 2004 and 2003 consists of the following (in thousands):

			International Pension
	Domestic Pension Plan		Plans
	Nine Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Service cost	$—	$—	$1,632	$2,292
Interest cost	1,020	944	1,278	2,316
Expected return on plan assets	(1,014)	(752)	(1,350)	(2,394)
Amortization of transition obligation	—	—	(33)	(51)
SFAS 88 expense	—	—	113	(38)
Prior service cost	—	—	17	24
Amortization of gain	—	—	87	180

Net periodic benefit cost	$6	$192	$1,744	$2,329

     During the three and nine months ended December 31, 2004, the Company made no contributions to the Domestic Plan and approximately $1.1 million and $2.2 million, respectively, was contributed to the International Pension Plans. The Company expects to contribute up to a total of approximately $2.9 million to the International Pension Plans during fiscal year 2005.

7. Restructuring and Impairment Charges due to Strategic Initiatives

     Commencing in fiscal 1999, management implemented strategic initiatives designed to streamline manufacturing and logistics, reduce operating costs worldwide and write-off inventory SKU’s that are no longer being sold. During fiscal 2004, management initiated a plan to further efforts initiated under the 1999 plan to include restructuring activities and to streamline the business. As of December 31, 2004, management believes that the fiscal 2004 strategic initiative is substantially complete and expects to utilize the remaining $0.5 million restructuring reserve by June 2005.

     The Company recorded $0.1 million and $3.8 million in restructuring and impairment charges during the three and nine months ended December 31, 2004. During the nine months ended December 31, 2004, the Company recorded a pre-tax charge totaling $2.5 million related to work force reductions in facilities in Europe and Asia. These workforce reductions consisted of 83 employees from manufacturing. The affected employees were notified of their involuntary termination during the nine months ended December 31, 2004. Services required to receive termination benefits were rendered prior to December 31, 2004. The Company accrued the fair market value of the related liability as of the termination date with the corresponding restructuring charges recorded in general and administrative expenses in the accompanying statement of operations for the three and nine months ended December 31, 2004.

     In addition, asset impairment charges totaling $0.1 million and $1.3 million associated with long-lived asset write-downs were recorded during the three and nine months ended December 31, 2004, respectively, primarily due to the execution of restructuring activities at the Company’s North American and Asian facilities. Management identified certain long-lived assets and evaluated the recoverability of the related carrying amounts as of December 31, 2004. Some of the identified assets were previously utilized in the manufacturing process of specialized lenses. Due to the unique properties of these assets, resale value does not exist. In addition, management identified certain building-related assets that will be or that have been disposed. Accordingly, the Company determined that the carrying value of the long-lived assets exceeded its fair value and recorded an impairment charge equal to the remaining net book value as of the date on which the assets were disposed. These charges are included in general and administrative expenses in the accompanying statement of operations for the three and nine months ended December 31, 2004.

     The following table presents details of the above restructuring charges for the nine months ended December 31, 2004, along with liabilities associated with restructuring and impairment as of December 31, 2004 (in thousands):

	Workforce
	Reductions	Impairments	Total
Restructuring and impairment liability as of March 31, 2004	$3,612	$—	$3,612
Charge to operations, nine months ended December 31, 2004	2,466	1,288	3,754
Utilized:
Non-cash	5	(1,270)	(1,265)
Cash	(5,617)	(18)	(5,635)

Restructuring and impairment liability as of December 31, 2004	$466	$—	$466

8. Long-term debt

	December 31,	March 31,
	2004	2004
	(in thousands)
Primary credit agreement	$168,438	$175,000
Other long-term debt	10,008	8,297

Long-term debt	178,446	183,297
Less current portion	15,562	11,933

Long-term debt	$162,884	$171,364

     The Company’s primary credit agreement consists of a $168.4 million six-year term loan, expiring December 11, 2009, bearing interest at LIBOR plus 2.50% and a $50 million five-year revolving credit facility expiring December 11, 2008, bearing interest at LIBOR plus 3.00%. Borrowings under the credit agreement are secured by a pledge of 100% of the stock of any future domestic subsidiaries and 65% of the stock of the Company’s significant foreign subsidiaries, as well as a security interest in the accounts receivable, inventory and certain other assets of the Company and its domestic subsidiaries. As of December 31, 2004 and March 31, 2004, zero and $1.3 million, respectively, was utilized under the revolving credit facility.

     The weighted average interest rate on the Company’s fixed and variable rate debt was 6.95% and 4.91% as of December 31, 2004 and 7.15% and 3.66% as of December 31, 2003, respectively.

     The Company made principal payments on the term loan of $2.2 million and $6.6 million during the three months and nine months ended December 31, 2004, resulting in an outstanding term loan balance of $168.4 million at December 31, 2004.

     Under the terms of the Company’s credit agreements, the Company is obligated to abide by certain affirmative and negative covenants including, but not limited to, interest coverage ratio, fixed charge coverage ratio, total leverage ratio, minimum net worth, maximum senior secured debt ratio and a minimum liquidity. As of December 31, 2004, the Company is in compliance with all these covenants.

9. Senior Notes

     During the first quarter of fiscal 2005, the Company purchased an additional $0.8 million of its outstanding 11% Euro-denominated senior notes, including accrued interest, in the open market. The Company incurred $0.1 million for tender premiums and write-off of debt issuance costs.

     The following is the detail of the Company’s outstanding Senior Notes (in thousands):

	December 31,	March 31,
	2004	2004
6 7/8% senior notes due 2008	$94,876	$94,848
11% senior notes due 2008	9,306	9,238

Total senior notes	$104,182	$104,086

10. Guarantees, including indirect guarantees of indebtedness of others

     The Company has issued a $0.5 million standby letter of credit expiring April 25, 2005 as a guarantee of a third party’s debt. In the event that certain obligors default on their payment obligations that are subject to the Company’s standby letters of credit, the Company would be required to repay such obligations. If the obligors default on their payment obligations, the Company has recourse provisions that would enable it to recover fixed assets with an estimated fair value of approximately $0.4 million.

11. Consolidated Statement of Comprehensive Income

     Other comprehensive income includes foreign currency translation adjustments that are not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries. The following is the consolidated statement of comprehensive income for the three months and nine months ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income/(loss)	$9,380	$(25,330)	$28,025	$(18,129)
Other comprehensive income/(loss):
Foreign currency translation gain	12,453	9,348	10,467	20,723

Comprehensive income/(loss)	$21,833	$(15,982)	$38,492	$2,594

12. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Numerator:
Net income/(loss)	$9,380	$(25,330)	$28,025	$(18,129)

Denominator:
Weighted average common shares outstanding	32,224	27,799	32,204	25,790
Effect of dilutive securities-employee stock options	434	—	390	—

Weighted average common shares and dilutive securities outstanding	32,658	27,799	32,594	25,790

Net income/(loss) per share-basic	$0.29	$(0.91)	$0.87	$(0.70)

Net income/(loss) per share-diluted	$0.29	$(0.91)	$0.86	$(0.70)

     For the three months ended December 31, 2004, options to purchase approximately 0.4 million shares of common stock at prices ranging from $23.10 to $37.25 per share were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. For the three months ended December 31, 2003, stock options to purchase approximately 0.4 million shares of common stock at prices ranging from $24.88 to $38.38 per share were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

     For the nine months ended December 31, 2004, options to purchase approximately 0.4 million shares of common stock at prices ranging from $23.10 to $37.25 per share were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. For the nine months ended December 31, 2003, stock options to purchase approximately 0.6 million shares of common stock at prices ranging from $16.88 to $38.38 per share were not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

13. Commitments and Contingencies

     The Company periodically evaluates all pending or threatened contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on its operations or financial position. The Company assesses the probability of an adverse outcome and determines if it is remote, reasonably possible or probable as defined in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.” If information available prior to the issuance of the Company’s financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the Company’s financial statements, and the amount of the loss, or the range of probable loss, can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is made for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, the Company will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or state that such an estimate cannot be made.

     During the quarter ended September 30, 2004, one of the Company’s European subsidiaries received a notification of a tax assessment, including penalties and interest, of 5.2 million Euros resulting from a tax audit of the years 2000, 2001 and 2002. The Company’s preliminary evaluation at September 30, 2004 was that the likelihood of this assessment prevailing was remote. Since that time the Company has been assisted and advised by external tax consultants with the evaluation of the tax assessment and continues to believe the assessment is without merit. The strength of the Company’s position is not based on interpretations of the tax code but based on known facts and circumstances of the transactions involved. There can be no assurance that unfavorable outcomes in the foregoing matter would not have a material adverse effect on the Company’s operating results, liquidity or financial position. Management intends to vigorously pursue efforts with the local tax authorities and necessary legal and administrative agencies to rescind the assessment. If this assessment were brought forward from the end of 2002 through December 31, 2004, a reasonable estimate of this possible additional liability could range from zero up to approximately 4.5 million Euros, contingent upon the final outcome of the claim. The resolution of this assessment could take up to two years in lower courts and in excess of four years through higher courts, if necessary. As of December 31, 2004, the Company has not recorded any accrual for contingent liability associated with the tax assessment based on the Company’s application of SFAS 5, while reasonably possible, the liability is not probable at this time.

     During the quarter ended December 31, 2004, we signed Letters of Intent for the purchase of two prescription laboratories in North and Latin America. In the aggregate, total consideration is anticipated to be approximately $14.8 million, of which $6.0 million will be payable over a four-year period. The acquisitions are expected to close during the fourth quarter of fiscal year 2005.

     The Company expects to initiate its launch of a specialty lens product during the next two fiscal quarters. As with any new specialty product, there exists market risk for acceptance. If the product is not accepted or other triggering events and circumstances occur, the Company may be required to perform an impairment analysis of the related assets to support the specialty product. These assets have a book value of approximately $4.5 million. If the analysis indicates an impairment exists, the Company will be required to calculate and record a charge for the related impaired assets.

     In the ordinary course of business, the Company may become involved in various legal proceedings or claims. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. Except for the matters described above, management is currently not aware of any legal proceedings or other claims that it believes will have, individually or in the aggregate, a material adverse affect on the Company’s business, financial condition or operating results.

14. Carl Zeiss AG, EQTIII and Sola Proposed Merger

     In December 2004, the Company announced that it had entered into an Agreement and Plan of Merger, dated December 5, 2004, among the Company, Carl Zeiss TopCo GmbH, a German company (“GMBH”), and Sun Acquisition, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of GMBH (“Sun”). Upon completion of the merger and the transactions provided for in an agreement between Carl Zeiss AG and the EQT III fund (“EQT”), Sun will be owned equally by Carl Zeiss AG and EQT and will operate the Carl Zeiss AG eyeglass business, as well as the Company’s business. Pursuant to the definitive merger agreement, Sun will pay $28.00 per share in cash for the Company’s common stock. The total purchase price, including the assumption of approximately $285 million of debt, is approximately $1.1 billion. On January 14, 2005, the Company issued a press release announcing that the Company will hold a special meeting of shareholders on February 28, 2005, for the purpose of voting on the Agreement and Plan of Merger. Shareholders of record of the Company as of the close of business on January 24, 2005, will be entitled to vote at the special meeting. On January 28, 2005, the Company filed, and on January 31, 2005, mailed to shareholders, a definitive proxy statement in connection with the special meeting.

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

Critical Accounting Policies and Estimates

     We have identified certain critical accounting policies, and utilize significant judgments and estimates in the preparation of our consolidated financial statements. You should refer to our Annual Report on Form 10-K filed on June 24, 2004 for a discussion of our policies on revenue recognition, allowance for doubtful accounts, valuation of inventory, valuation of long-lived and intangible assets and goodwill, accounting for income taxes and accrual for contingencies. There have been no changes to critical accounting policies and estimates since March 31, 2004. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, stockholders’ equity, sales and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, valuation of inventory, valuation of long-lived assets including identifiable intangibles and goodwill, and accounting for income taxes including the related accruals for contingencies. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

     During the quarter ended September 30, 2004, one of our European subsidiaries received a notification of a tax assessment, including penalties and interest, of 5.2 million Euros resulting from a tax audit of the years 2000, 2001 and 2002. Our preliminary evaluation at September 30, 2004 was that the likelihood of this assessment prevailing was remote. Since that time the Company has been assisted and advised by external tax consultants with the evaluation of the tax assessment and continues to believe the assessment is without merit. The strength of our position is not based on interpretations of the tax code but based on known facts and circumstances of the transactions involved. There can be no assurance that unfavorable outcomes in the foregoing matter would not have a material adverse effect on our operating results, liquidity or financial position. We intend to vigorously pursue efforts with the local tax authorities and necessary legal and administrative agencies to rescind the assessment. If this assessment were brought forward from the end of 2002 through December 31, 2004, a reasonable estimate of this possible additional liability could range from zero up to approximately 4.5 million Euros, contingent upon the final outcome of the claim. The resolution of this assessment could take up to two years in lower courts and in excess of four years through higher courts, if necessary. As of December 31, 2004, we have not recorded any accrual for contingent liability associated with the tax assessment based on our application of SFAS 5, while reasonably possible, the liability is not probable at this time.

Results of Operations

Three months ended December 31, 2004 compared to three months ended December 31, 2003

Net Sales

     Our net sales were $163.1 million in the three months ended December 31, 2004 as compared to net sales of $159.3 million in the prior year period, an increase of $3.8 million or 2.4%. Using constant exchange rates, total net sales decreased $3.6 million or 2.1%. Sales in North America decreased $3.9 million or 6.1% and sales in Europe decreased $1.7 million or 2.3%. This compared to a $2.0 million or 6.3% increase in sales in Rest of World markets. Sales in North America continued to be impacted by reduced demand from Wal-Mart, which was partially offset by increased sales in the U.S. prescription laboratory network, which benefited from $3.8 million of additional sales from the Great Lakes and Vision Systems labs, acquired in February and November 2004, respectively. Sales in Europe were negatively impacted by seasonally weak market conditions in the mainland European countries and by the German government’s elimination of certain subsidies on eyeglass purchases, which became effective January 1, 2004. These decreases were partially offset by increased sales in the European prescription laboratory network and our European Sunlens business, as well as by continued strong sales in the U.K., which is benefiting from the growth of eyeware chain stores. Sales in the Asia-Pacific region increased due to strengthening economic conditions in the region along with increased sales in our Asian Sunlens business, increased prescription laboratory sales and competitive marketing and selling programs. On a reported basis, our net sales performance by region was as follows:

•	North America decreased $3.9 million or 6.1%;

•	Europe increased by $4.6 million or 6.9%; and

•	Rest of World markets increased by $3.1 million or 10.3%

     The following table presents the reconciliation of constant currency results to as reported results (in millions, except percentage data):

	Net sales, as		Adjusted net	Net sales, as	Percent
	reported for the		sales for the	reported for the	inc/(dec)
	three months		three months	three months	on
	ended	Constant	ended	ended	Constant
	December 31,	Currency	December 31,	December 31,	Currency
Region	2003	Adjustment	2003	2004	Basis
North America	$63.5	$0.0	$63.5	$59.6	(6.1)%
Europe	65.7	6.2	71.9	70.3	(2.3)%
Rest of World	30.1	1.1	31.2	33.2	6.3%

Total	$159.3	$7.3	$166.6	$163.1	(2.1)%

     We believe that constant currency sales growth provides a better representation of true operating results because changes in currency rates are beyond our control and can cause our reported results to fluctuate significantly.

Gross Profit

     Our gross profit was unchanged at $64.8 million for the three months ended December 31, 2004 as compared to the prior year period. Gross profit as a percentage of net sales decreased to 39.7% for the three months ended December 31, 2004 from 40.7% in the prior year period. Our gross margin decrease resulted from changes in the geographic and product mix of our sales versus the prior year period, increased manufacturing costs resulting from reduced manufacturing volumes, and increased depreciation expenses. Incremental gross profit of $1.4 million was included in our results for the current year period from the Great Lakes and Vision Systems acquisitions, which was slightly dilutive to our gross margin.

     Our gross margin performance can be affected by several factors, including changes in our manufacturing costs; changes in our product and customer mix; geographic differences in sales trends; and changes resulting from marketing initiatives, new product introductions and product enhancements. While we seek to continually reduce costs through improvements in our manufacturing processes and by adjusting the mix of products we produce to meet changes in demand, we are subject to fluctuations in our gross margin performance in the normal course of our business operations.

Operating Expenses

     Our operating expenses for the three months ended December 31, 2004 totaled $48.0 million, or 29.4% of net sales as compared to $49.4 million, or 31.0% of net sales in the prior year period. The decrease in operating expenses as compared to the prior year period was primarily related to a reduction in restructuring and impairment charges and merger related costs, which decreased from $4.6 million in the prior year period to $1.7 million in the current quarter. Restructuring and impairment charges of $4.6 million in the prior year quarter were related to restructuring activities. In addition, in the quarter ended December 31, 2004, we incurred $1.6 million in legal fees and other fees and expenses related to our pending merger with Carl Zeiss AG and EQT III Fund. Excluding the impact of the restructuring and impairment charges and merger related costs, our operating expenses for the three months ended December 31, 2004 were $46.3 million or 28.4% of net sales as compared to $44.8 million or 28.1% of net sales in the prior year period. The corresponding $1.4 million increase in our operating expenses compared to the prior year period was principally attributable to implementation costs for the Sarbanes-Oxley initiative of $1.5 million, and additional operating expenses of $0.8 million from the Great Lakes and Vision Systems prescription lab acquisitions in the U.S. These charges were partially offset by expense savings we are realizing from our earlier restructuring initiatives. The following table presents the reconciliation of operating expenses to U.S. GAAP results (in millions, except percentage data):

	Three months		Three months
	ended		ended
	December 31, 2004	Percent of Sales	December 31, 2003	Percent of Sales
Net sales, as reported	$163.1	100.0%	$159.3	100.0%

Operating expenses, as reported	$48.0	29.4%	$49.4	31.0%
Merger related costs	(1.6)	(1.0)%	—	—
Restructuring and impairment charges	(0.1)	(0.0)%	(4.6)	(2.9)%

Operating expenses, excluding merger related costs and restructuring and impairment charges	$46.3	28.4%	$44.8	28.1%

     Research and development expenses were $1.9 million or 1.2% of net sales in the three months ended December 31, 2004 as compared to $2.6 million or 1.6% of net sales for the three months ended December 31, 2003. The decrease of $0.7 million versus the prior year period was primarily related to work force and other expense reductions that resulted from restructuring activities in the prior fiscal year.

     Selling and marketing expenses were $29.0 million or 17.8% of sales as compared to $29.8 million or 18.7% of sales in the prior year period. The decrease of $0.8 million was principally attributable to previously recorded work force reductions, and global improvements in our marketing spending cost controls. These reductions were partially offset by $0.3 million of incremental selling and marketing expenses resulting from the Great Lakes and Vision Systems acquisitions.

     Excluding restructuring and impairment charges and merger related costs of $0.1 and $1.6 million in the current year quarter and $4.6 million and zero in the prior year quarter, general and administrative expenses were $15.4 million or 9.4% of sales in the three months ended December 31, 2004 as compared to $12.4 million or 7.8% of sales in the year earlier period. The increase of $3.0 million versus the prior year period was primarily due to $1.5 million in expenses related to the implementation of our Sarbanes-Oxley initiative; incremental general and administrative expenses of $0.5 million from the Great Lakes and Vision Systems prescription lab acquisitions and $0.5 million of other expenses due to inflation and other cost increases. We incurred $0.1 million of restructuring and impairment charges in the three months ended December 31, 2004 as compared to $4.6 million in the prior year period. Charges in the prior year quarter were primarily due to work force reductions, facility closures and asset impairments. In addition, in the quarter ended December 31, 2004, we incurred $1.6 million in legal fees and other fees and expenses related to our pending merger with Carl Zeiss AG and EQT III Fund. The following table presents the reconciliation of general and administrative expenses to US GAAP results (in millions, except percentage data):

	Three months		Three months
	ended		ended
	December 31, 2004	Percent of Sales	December 31, 2003	Percent of Sales
Net sales, as reported	$163.1	100.0%	$159.3	100.0%

General and administrative expenses, as reported	$17.1	10.5%	$17.0	10.7%
Merger related costs	(1.6)	(1.0)%	—	—
Restructuring and impairment charges	(0.1)	(0.1)%	(4.6)	(2.9)%

General and administrative expenses, excluding merger related costs and restructuring and impairment charges	$15.4	9.4%	$12.4	7.8%

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense in the three months ended December 31, 2004 was $4.0 million as compared to $8.1 million for the three months ended December 31, 2003, a decrease of $4.1 million. The decrease was due primarily to the benefits from the repurchase of the 11% Euro-denominated senior notes pursuant to our refinancing during the three months ended December 31, 2003. Net foreign currency gain increased $4.5 million when compared to the prior year quarter. This increase resulted primarily due to the $2.2 million foreign currency loss, relating to the repurchase of the 11% Euro-denomination senior notes in the prior year quarter, as noted above, and the impact of the strengthening of the Euro-U.S. Dollar exchange rates between periods. We also realized $0.2 million in higher interest income as a result of increased cash balances and interest-bearing deposits as compared to the prior year.

Provision for Income Taxes

     Our combined state, federal and foreign effective tax rate was 32.1% for the three months ended December 31, 2004 as compared to an effective tax benefit rate of 31.7% for the three months ended December 31, 2003. The increase in our effective tax rate for the three months ended December 31, 2004 primarily resulted from our refinancing of long-term debt which reduced our interest expenses and from increased profitability in our higher tax rate jurisdictions. We have net deferred tax assets on our balance sheet as of December 31, 2004 of $60.0 million, net of a valuation allowance of $18.6 million. Our ability to utilize our deferred tax assets is dependent upon our ability to generate future taxable income in taxable entities where these assets can be utilized.

     On October 22, 2004, the President signed the American Jobs Creations Act of 2004 (the “Act of 2004”). The Act of 2004 creates a temporary incentive for the U.S. Corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act of 2004. As such, we are reviewing the Act of 2004 as it relates to our strategy for income generated abroad.

Minority Interest

     Our minority interest loss totaled $0.1 million for the three months ended December 31, 2004 compared to minority interest loss of zero for the three months ended December 31, 2003, a decrease of $0.1 million.

Results of Operations

     Nine months ended December 31, 2004 compared to nine months ended December 31, 2003

Net Sales

     Our net sales on a reported basis were $494.5 million in the nine months ended December 31, 2004, an increase of $22.6 million or 4.8% as compared to net sales of $471.9 million in the prior year period. On a constant exchange rate basis, total net sales increased $2.9 million or 0.6% from the comparable prior year period. Sales increases in Europe of $2.3 million or 1.1% and Rest of World of $5.8 million or 6.5% were partially offset by a decrease in North America of $5.2 million or 2.6%.

     The decrease in North American sales was primarily attributable to lower revenues from U.S. and Canadian national chain accounts, including Wal-mart, which were partially offset by $15.5 million in increased sales from the U.S. prescription lab network, which included $9.3 million from the Great Lakes and Vision Systems acquisitions. Sales were up in Europe due to increased sales in the U.K., which is benefiting from the expansion of the retail eyeware chain concept and increased sales in our European prescription lab network. Increases in Rest of World markets resulted from strengthening economies in many markets along with increased prescription laboratory sales and competitive marketing and selling programs. The Sunlens business continued to post solid increases, with sales up $5.8 million in Italy and $1.7 million in Hong Kong. Our net sales performance by region as compared to the prior year on a reported basis was as follows:

•	North America decreased $5.5 million or 2.8%;

•	Europe increased by $18.6 million or 9.9%; and

•	Rest of World markets increased by $9.4 million or 11.0%.

     The following table presents the reconciliation of constant currency results to as reported results (in millions, except percentage data):

	Net sales, as			Net sales, as	Percent
	reported for the		Adjusted net	reported for the	inc/(dec)
	nine months		sales for the nine	nine months	on
	ended	Constant	months ended	ended	Constant
	December 31,	Currency	December 31,	December 31,	Currency
Region	2003	Adjustment	2003	2004	Basis
North America	$199.1	$(0.3)	$198.8	$193.6	(2.6)%
Europe	187.3	16.4	203.7	206.0	1.1%
Rest of World	85.5	3.6	89.1	94.9	6.5%

Total	$471.9	$19.7	$491.6	$494.5	0.6%

     We believe that constant currency sales growth provides a better representation of underlying operating results because changes in currency rates are largely beyond our control and can cause our reported results to fluctuate significantly.

Gross Profit

     Our gross profit totaled $197.2 million for the nine months ended December 31, 2004 as compared to $189.8 million for the same period in the prior year, an increase of $7.4 million or 3.9%. Gross profit as a percentage of net sales was 39.9% for the nine months ended December 31, 2004 as compared to 40.2% for the prior year period. Our gross margin decrease resulted from changes in the geographic and product mix of our sales versus the prior year period, increased manufacturing costs resulting from reduced manufacturing volumes, and increased depreciation expenses. Incremental gross profit of $3.7 million was included in our results for the current year period from the Great Lakes and Vision Systems acquisitions, which was slightly dilutive to our gross margin.

     Our gross margin performance can be affected by several factors, including changes in our manufacturing costs; changes in our product and customer mix; geographic differences in sales trends; and changes resulting from marketing initiatives, new product introductions and product enhancements. While we seek to continually reduce costs through improvements in our manufacturing processes and by adjusting the mix of products we produce to meet changes in demand, we are subject to fluctuations in our gross margin performance in the normal course of our business operations.

Operating Expenses

     Our operating expenses for the nine months ended December 31, 2004 totaled $143.6 million or 29.0% of net sales as compared to $133.9 million or 28.3% of net sales for the same period in the prior year. Excluding restructuring and impairment charges and merger related costs of $5.4 million for the nine months ended December 31, 2004, and $4.6 million in the comparable prior year period, our operating expenses were $138.2 million or 27.9% of net sales as compared to $129.3 million or 27.4% of net sales in the comparable prior year period. Excluding restructuring and impairment charges and merger related costs, the increase in operating expenses was $8.9 million, which was primarily due to: (i) a $5.7 million impact from increases in foreign exchange rates; (ii) $3.0 million in expenses related to the implementation of Sarbanes-Oxley provisions; (iii) $2.2 million of incremental operating expenses from the Great Lakes and Vision Systems prescription lab acquisitions in the U.S.; and (iv) $0.6 million of expenses associated with the completion of the fiscal 2004 audit and associated restatement of fiscal 2003 results. These increases were partially offset by $2.2 million in reduced costs for research and development and sales and marketing resulting from earlier restructuring initiatives and improved marketing expense controls. Restructuring and impairment charges of $3.8 million for the nine months ended December 31, 2004 were for restructuring and impairment charges, which compared to restructuring and impairment charges of $4.6 million in the prior year period. The merger related costs of $1.6 million relate to legal fees and other fees and expenses related to our pending merger with Carl Zeiss AG and EQT III Fund. The following table presents the reconciliation of operating expenses to U.S. GAAP results (in million, except percentage data):

	Nine months		Nine months
	ended		ended
	December 31, 2004	Percent of Sales	December 31, 2003	Percent of Sales
Net sales, as reported	$494.5	100.0%	$471.9	100.0%

Operating expenses, as reported	$143.6	29.0%	$133.9	28.3%
Merger related costs	(1.6)	(0.3)%	—	—
Restructuring and impairment charges	(3.8)	(0.8)%	(4.6)	(1.0)%

Operating expenses, excluding restructuring and impairment charges and merger related costs	$138.2	27.9%	$129.3	27.4%

     Research and development expenses were $5.7 million or 1.2% of net sales in the nine months ended December 31, 2004 as compared to $7.5 million or 1.6% of net sales for the nine months ended December 31, 2003. The decrease of $1.8 million in our research and development expenses was due to reduced spending and workforce reductions associated with restructuring initiatives completed at the end of fiscal 2004.

     Selling and marketing expenses were $85.7 million or 17.3% of net sales in the nine months ended December 31, 2004 as compared to $86.1 million or 18.2% of net sales in the comparable prior year period. The decrease of $0.4 million was primarily attributable to cost savings from previous staffing reductions in North America and global improvements in our marketing spending cost controls. Additional expenses of $0.7 million were included in our results for the current year period from the Great Lakes and Vision Systems acquisitions, which partially offset our other cost decreases.

     Excluding restructuring and impairment and merger-related charges of $5.4 million for the nine months ended December 31, 2004, and $4.6 million in the comparable prior year period, our general and administrative expenses were $46.9 million or 9.5% of net sales as compared to $35.7 million or 7.6% of net sales in the comparable prior year period. Excluding restructuring and impairment charges and merger related costs, the increase in general and administrative expenses was $11.2 million, which was primarily due to: (i) a $1.4 million impact from increases in foreign exchange rates; (ii) $3.0 million in expenses related to the implementation of Sarbanes-Oxley provisions; (iii) $1.5 million of incremental general and administrative expenses from the Great Lakes and Vision Systems prescription lab acquisitions; and (iv) $0.6 million associated with the completion of our fiscal 2004 audit and associated restatement of fiscal 2003 results. Other costs increased due to higher revenues, inflationary cost increases and additional personnel expenses to strengthen our internal controls and procedures. The following table presents the reconciliation of adjusted general and administrative expenses to reported US GAAP results (in millions, except percentage data):

	Nine months ended		Nine months ended
	December 31, 2004	Percent of Sales	December 31, 2003	Percent of Sales
Net sales, as reported	$494.5	100.0%	$471.9	100.0%

General and administrative expenses, as reported	$52.3	10.6%	$40.3	8.5%
Merger related costs	(1.6)	(0.3)%	—	—
Restructuring and impairment charges	(3.8)	(0.8)%	(4.6)	(0.9)%

General and administrative expenses, as adjusted	$46.9	9.5%	$35.7	7.6%

     During the nine months ended December 31, 2004, we recorded pre-tax restructuring charges totaling $2.5 million related primarily to work force reductions in our subsidiaries in North America and Asia. The workforce reductions consisted of 81 employees from manufacturing. In addition, asset impairment charges amounting to $1.3 million associated with long-lived asset write-downs were recorded during the nine months ended December 31, 2004 as part of restructuring activities in our North American, European and Asian facilities. The following table presents details of the restructuring charges for the nine months ended December 31, 2004 and related reserve associated with the strategic initiatives as of December 31, 2004 (in millions):

	Workforce
	Reductions	Impairments	Total
Restructuring and impairment liability as of March 31, 2004	$3.6	$—	$3.6
Charge to operations, nine months ended December 31, 2004	2.5	1.3	3.8
Utilized:
Non-cash	—	(1.3)	(1.3)
Cash	(5.6)	—	(5.6)

Restructuring and impairment liability as of December 31, 2004	$0.5	$—	$0.5

     Management expects to utilize the remaining restructuring reserve of $0.5 million by June 2005.

Net Interest Expense and Foreign Currency Gain/(Loss)

     Our net interest expense amounted to $11.8 million for the nine months ended December 31, 2004 as compared to $25.7 million in the comparable prior year period. The decrease of $13.9 million was due primarily to the benefits from the repurchase of the 11% Euro-denominated senior notes pursuant to our refinancing in the prior year period. Net foreign currency gain increased $18.2 million when compared to prior year. This increase resulted primarily due to the $13.1 million foreign currency loss, relating to the repurchase of the 11% Euro-denomination senior notes in the prior year, as noted above, and the impact of the strengthening of the Euro-U.S. Dollar exchange rates between periods.

Provision for Income Taxes

     Our combined state, federal and foreign effective tax rate was 36.2% for the nine months ended December 31, 2004 as compared to an effective tax benefit rate of 32.8% in the comparable prior year period. The increase in our effective tax rate for the nine months ended December 31, 2004 primarily resulted from our refinancing of long-term debt which reduced our interest expenses and from increased profitability in higher tax rate jurisdictions. We have net deferred tax assets on our balance sheet as of December 31, 2004 of $60.0 million, net of a valuation allowance of $18.6 million. Our ability to utilize our deferred tax assets is dependent upon our ability to generate future taxable income in taxable entities where we can utilize these assets.

     Minority Interest

     Our minority interest loss totaled $0.3 million for the nine months ended December 31, 2004 compared to minority interest loss of $0.4 million for the nine months ended December 31, 2003, a decrease of $0.1 million.

Liquidity and Capital Resources

     Our operating activities generated $5a million in cash for the nine months ended December 31, 2004 as compared to $28.0 million in the comparable prior year period. The increase resulted from higher sales revenues and gross profits, reduced interest expenses resulting from our Euro-denominated debt repurchase, and improved asset and working capital management. Net income for the nine months ended December 31, 2003 included $33.3 million related to the cash portion of the loss on debt extinguishment. Additionally, net income for the nine months ended December 31, 2003 included an unrealized $13.1 million foreign currency loss on net long-term Euro-denominated debt, foreign exchange contracts and Euro-denominated cash. Also contributing to the increased cash provided by operations was the decrease in net deferred tax assets. This decrease was due primarily to the utilization of unused U.S. net operating loss carryforwards.

     During fiscal 2004, management implemented a plan to further efforts initiated under the fiscal 1999 strategic initiatives. Charges incurred under these new initiatives totaled $3.7 million during the nine months ended December 31, 2004 and related primarily to work force reductions and asset impairment. Cash outlays related to initiatives were $5.6 million during the nine months ended December 31, 2004, with an additional $0.5 million in strategic initiative reserves remaining at December 31, 2004. Management anticipates these initiatives to be completed by June 2005.

     Between March 31, 2004 and December 31, 2004, our inventory increased from $86.7 million to $92.2 million, a $5.5 million increase. As a percentage of current quarter annualized net sales, net inventories were 14.0% for the nine months ended December 31, 2004 compared to 15.7% for the comparable year earlier period. On a constant currency basis, our inventory value at December 31, 2004 was $92.2 million as compared to $87.9 million at March 31, 2004, an increase of $4.3 million. The $4.3 million increase was due primarily to growth in net sales, increases in inventory to support seasonal increases in net sales in our fiscal year fourth quarter, and increased inventory to support retail account outlet expansion among major chain accounts in Europe. The following table presents the reconciliation of inventories on an as reported basis and exclusive of foreign currency impact (in millions):

Inventory value, as reported – March 31, 2004	$86.7
Impact of currency fluctuations on inventory value during period	1.2

Inventory value, constant exchange rate basis – March 31, 2004	87.9
Inventory value, as reported – December 31, 2004	92.2

Increase in inventory value, constant exchange rate basis, from March 31, 2004 to December 31, 2004	$4.3

     Between March 31, 2004 and December 31, 2004, our net accounts receivable increased from $145.9 million to $150.5 million, a $4.6 million increase. As a percentage of current quarter annualized net sales, accounts receivable were 22.8% for the nine months ended December 31, 2004 compared to 21.1% for the comparable year earlier period. On a constant exchange rate basis, our accounts receivable balance at March 31, 2004 was $153.0 million as compared to $150.5 million at December 31, 2004, a decrease of $2.5 million. The $2.5 million decrease was due primarily to reduced chain account sales in North America, which were partially offset by increased sales in our Sunlens business and our Rest of World markets, which typically have longer customer payment terms. The following table presents the reconciliation of net trade accounts receivable on an as reported basis and exclusive of foreign currency impact (n millions):

Net trade accounts receivable, as reported – March 31, 2004	$145.9
Impact of currency fluctuations on accounts receivable during period	7.1

Net trade accounts receivable, constant exchange rate basis – March 31, 2004	153.0
Net trade accounts receivable, as reported – December 31, 2004	150.5

Decrease in net accounts receivable, constant exchange rate basis from March 31, 2004 to December 31, 2004	$(2.5)

     During the nine months ended December 31, 2004, net cash used in investing activities amounted to $17.9 million as compared to $0.4 million of net cash used in the comparable prior year period. Our investing activities during the nine months ending December 31, 2004, primarily consisted of $9.6 million of capital expenditures, which included $3.7 million in expenditures for lens molds; $2.7 million invested in our recent acquisition of Vision Systems, which we completed in November 2004, and $6.0 million to purchase the remaining 24% minority interest of our joint venture in Guangzhou, China. Cash proceeds of $0.4 million from the sale of real property were partially offsetting. In the comparable prior year period, we invested $14.2 million in capital, which included $3.7 million in expenditures for molds, and $0.9 million related to the acquisition of laboratories. These expenditures were mostly offset by a gain of $11.0 million on the hedge of senior notes, offset by brokerage fees for net proceeds of $10.9 million, and $3.7 million in proceeds from the disposal of joint ventures and the sale of assets.

     During the nine months ended December 31, 2004, we used $8.2 million of net cash for financing activities. These activities primarily consisted of payments on senior notes, long-term debt, and our 11% Euro-denominated notes. This compares to $12.1 million of net proceeds provided by financing activities in the comparable prior year period. We generated cash proceeds last year from a refinancing completed during the quarter ended December 31, 2003, whereby we issued 6.9 million shares of common stock at $17.50 per share and entered into a new senior credit facility consisting of a $175 million six-year term loan and a $50 million five-year revolving credit facility. Net proceeds from these transactions were used to repurchase #eu#195 million of our 11% notes. The net effect of these transactions was a reduction in our interest expense, improved earnings and cash flow, and utilization of our deferred tax assets.

     During the nine months ended December 31, 2004, we purchased an additional $0.8 million of our outstanding 11% Euro-denominated notes, including accrued interest, in the open market. We incurred $0.1 million for tender premiums and write-off of debt issuance costs.

     The total borrowing capacity available to us at December 31, 2004 is $68.5 million. In addition to our $50 million domestic credit facility, our foreign subsidiaries maintain local credit facilities to provide credit for overdraft, working capital and fixed asset investment purposes. As of December 31, 2004, the total borrowing capacity available to our foreign subsidiaries under these local facilities was approximately $18.5 million, of which none had been utilized.

     Under the terms of our various credit agreements, we are obligated to abide by certain affirmative and negative covenants including, but not limited to, interest coverage ratio, fixed charge coverage ratio, total leverage ratio, minimum net worth, maximum senior secured debt ratio and a minimum liquidity. As of December 31, 2004, we are in compliance with all covenants contained in our credit agreements.

     During the quarter ended December 31, 2004, we signed Letters of Intent for the purchase of two prescription laboratories in North and Latin America. In the aggregate, total consideration is anticipated to be approximately $14.8 million, of which $6.0 million will be payable over a four-year period. The acquisitions are expected to close during the fourth quarter of fiscal year 2005.

     During the quarter ended March 31, 2004, we acquired all of the outstanding stock of a Troy, Michigan based lens coating laboratory for $17.2 million, which included cash of $15.3 million and debt assumed of $1.9 million. In May 2004, we amended the purchase agreement to convert the additional consideration, which had been contingent payments, to additional purchase price in the form of a note in the aggregate amount of $1.6 million at 6%, payable by February 2006. This amount is reflected as an increase in goodwill during the quarter ended June 30, 2004.

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

     Venezuela has been determined to be hyperinflationary in the nine months ended December 31, 2004 as defined under the provisions of Emerging Issues Task Force (EITF) Issue No. D-55, Determining a Highly Inflationary Economy under FASB Statement No. 52 and EITF Issue No. D-56, Accounting for a Change in Functional Currency and Deferred Taxes When an Economy Becomes Highly Inflationary. Accordingly, the results of our subsidiary in Venezuela are being accounted for in accordance with the provisions of these pronouncements. However, based on the fact that actual inflation rates for Venezuela are decreasing, and that the Venezuelan government projects that the expected inflation rate will approximate 15% for 2005, management believes that Venezuela should no longer be considered a highly inflationary economy as of January 1, 2005. Accordingly, effective January 1, 2005, our Venezuelan operations will no longer be subject to the accounting provisions of EITF Issue No. D-55.

     Because a portion of our debt and associated interest expense is non-U.S. Dollar denominated, we may hedge against certain currency fluctuations by entering into currency swaps or forward contracts. As of December 31, 2004, we have several foreign exchange contracts outstanding to hedge portions of our accounts payable and accounts receivable exposure. We do not hold derivative financial instruments for speculative or trading purposes.

Seasonality

     Our business is somewhat seasonal, with fiscal third quarter results (October through December) generally weaker than the other three quarters as a result of lower sales during the holiday season, and fiscal fourth quarter results generally the strongest.

Inflation

     Inflation continues to affect the cost of the goods and services that we use in some of our production locations. Our ability to recover higher costs through increased selling prices is limited by the competitive environment that exists in many of the markets we compete in. In a number of our markets, we are subject to price erosion in many of our standard product lines. We seek to mitigate the adverse effects of inflation through cost containment and productivity and manufacturing process improvements. For a description of the effects of inflation on our reported revenues and profits and the measures taken by us in response to inflationary conditions, see—”Currency Exchange Rates” above.

Recently Issued Accounting Standards

        In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The new FASB rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity instruments issued. The Company is required to adopt the provision of SFAS 123(R) during the Company’s second quarter of fiscal 2006 and is currently evaluating the two adoption alternatives, which are the modified-prospective application and the modified-retrospective application. Although we will continue to evaluate the application of SFAS 123(R), management currently believes adoption will not have a material impact on our results of operations or financial position.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin (ARB) No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of facility expense, freight, handling costs, and wasted material (spoilage). ARB43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.” SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company in fiscal 2007. Although we will continue to evaluate the application of SFAS 151, management currently believes adoption will not have a material impact on our results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29 (Accounting for Nonmonetary Transactions). The new rule amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. In addition, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have a “commercial substance”. The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We currently believe the adoption of this standard will not have a material impact on our results of operations or financial position.

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

     Management Assessment of Operating Results; Use of Non-GAAP Financial Measures

     This report discloses certain financial measures that are considered non-GAAP measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash flows that either excludes or includes amounts that are not normally excluded or included in the most directly comparable measure calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). While these financial measures are not determined in accordance with U.S. GAAP and should not be viewed as an alternative to U.S. GAAP measures, we believe that they provide useful information to both management and investors. These measures may exclude the translation effect of foreign currency and certain expenses, and gains and losses that may not be indicative of our core operating results. We believe these financial measures are useful to investors in allowing for greater transparency to supplemental information used by management in its financial and operational decision-making. In addition, we have historically reported similar financial measures to our investors and believe that the inclusion of comparative numbers provides consistency in our financial reporting.

     This report includes non-GAAP presentations of sales growth, operating expenses, operating expenses as a percentage of net sales, inventory, accounts receivable and general and administrative expenses, which may be adjusted for the translation effect of foreign currency, restructuring and impairment charges and/or costs associated with SOLA’s refinancing. We believe that excluding these items provides management and investors with insight into the underlying results of operations by excluding the effects of significant, discrete items and facilitates comparisons among SOLA and other companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative Disclosures

     We are exposed to market risks inherent in our operations, primarily related to interest rate risk and currency risk. These risks arise from transactions and operations entered into in the normal course of business.

     Interest Rate Risk. We are subject to interest rate risk on our existing long-term debt and any future financing requirements. During the first three quarters of fiscal 2004, fixed rate debt consisted primarily of outstanding balances on Senior Notes.

     The following table presents the future principal cash flows and weighted average interest rates expected on our existing long-term debt instruments. Fair values have been determined based on quoted market prices as of December 31, 2004:

	Expected Maturity Date (as of December 31, 2004)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal			Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
	(Dollars in thousands)
Long-term debt:
Fixed rate debt	$1,898	$3,909	$1,751	$104,931	$433	$313	$113,235	$120,388
Weighted average interest rate	2.56%	5.69%	4.65%	7.14%	5.22%	3.17%	6.95%

Long-term debt:
Variable rate debt	$2,329	$13,617	$13,438	$17,509	$26,250	$96,250	$169,393	$169,393
Weighted average interest rate	4.76%	4.83%	4.86%	4.92%	4.92%	4.92%	4.91%

     Currency Rate Risk. Our subsidiaries primarily operate in foreign markets and predominantly have their local currencies as their functional currencies. These subsidiaries do not have third party borrowings in currencies other than their local currencies. Accordingly, there are no quantitative disclosures related to borrowings by our subsidiaries. However, we are exposed to currency exchange rate fluctuations on our Euro-denominated 11% Senior Notes, where the functional currency is the U.S. Dollar.

     The following table presents the future principal cash flows and weighted average interest rates expected on the 11% Senior Notes, due 2008, as well as the contract amount and weighted average settlement price of the outstanding forward exchange contracts. Fair values have been determined based on quoted market prices as of December 31, 2004:

	Expected Maturity Date (as of December 31, 2004)
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal			Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value
	(Dollars in thousands)
Long-term debt:
Fixed rate debt	—	—	—	$9,306	—	—	$9,306	$9,818
Weighted average interest rate	—	—	—	11%	—	—	11%

Forward exchange contracts:
Contract amounts due January 2005	$1,944	—	—	—	—	—	$1,944	$1,971
Contract amounts due February 2005	$1,621	—	—	—	—	—	$1,621	$1,618
Contract amounts due March 2005	$8,907	—	—	—	—	—	$8,907	$12,032
Weighted average settlement price	0.45	—	—	—	—	—	0.45

     Qualitative Disclosures

     Interest Rate Risk. Our primary interest rate risk exposures relate to:

•	our ability to pay or refinance long-term borrowings at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future operations or business acquisitions.

     The interest rate on our 6 7/8% Senior Notes is fixed and is not affected by changes in interest rates. However, changes in interest rates could impact our anticipated interest income on cash and cash equivalents and interest expense on our $168 million of variable-rate debt. As a result, a 1% change in interest rates from those in existence at December 31, 2004 could have a $1.7 million impact on our net interest expense for the twelve months ended December 31, 2005.

     Currency Rate Risk. Our primary currency rate risk exposures relate to:

•	our global operations, whereby approximately 62% of our revenues are derived from operations outside the United States, denominated in currencies other than the U.S. Dollar;

•	the ability of our operations to satisfy cash flow requirements of predominantly Euro and U.S. Dollar denominated long-term debt without the need to repatriate earnings and profits, which are denominated in currencies other than the Euro and U.S. Dollar;

•	our investments in foreign subsidiaries being primarily directly from the U.S. parent, resulting in U.S. Dollar investments in foreign currency functional companies; and

•	the location of our operating subsidiaries in a number of countries that have experienced exchange rate changes against the U.S. Dollar, such as Brazil, Mexico, Venezuela, certain Asian countries, and countries located within the European Union.

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

     To date, we have implemented internal control improvements by first strengthening our monitoring controls over the company. For example, we implemented detailed line item reviews with country controllers and corporate staff during the quarter ended September 30, 2003. Other actions we have taken include implementing more rigorous documentation of accounting issues and creating an audit checklist for country controllers. We also relocated and integrated our North American accounting group with our corporate accounting group to achieve better connectivity between regional accounting and corporate consolidation and analysis. We have also taken other actions during the current fiscal year, focused on improving timeliness and accuracy of reporting financial information from entities globally.

Since March 31, 2004, we have implemented processes including:

•	Engaging outside consultants to supplement our internal tax staff;

•	Requiring reporting of monthly/quarterly tax liabilities by our country controllers;

•	Establishing a tax audit checklist for our country controllers;

•	Identifying and analyzing process and staffing improvements related to interaction of our corporate accounting and finance group with our regional accounting and finance groups;

•	Adding three CPA positions at corporate accounting, including a Director of Internal Audit, Director of Accounting Compliance and a newly created position in our Corporate Financial Reporting group, who were all hired within the six months ended September 30, 2004; and

•	Restructuring management reporting to require detailed variance reporting tied to our plan and our prior year, as well as the identification of quarterly risks and opportunities.

     Since June 30, 2004, we have implemented the following additional processes, which we believe will improve our internal control over financial reporting in future periods:

•	Accounting issues are internally researched and resolved on a timely basis and are proactively and independently reviewed by our newly hired Director of Accounting Compliance and other Corporate finance staff;

•	Detailed monthly/quarterly reporting packages are completed by all divisions to capture required financial information for management analyses and disclosure;

•	All divisions complete a quarterly disclosure questionnaire that is required by our newly established Disclosure Committee; and

•	We have filled the position of Director of Financial Planning and Analysis.

     Since September 30, 2004, we have taken the following steps, which we believe will further improve our internal control over financial reporting:

•	Engaged outside consultants to perform quarterly tax reviews of material subsidiaries;

•	Added an additional temporary CPA position to supplement our Corporate Accounting and Financial Reporting group to provide an additional level of review of our consolidated financial statements and SEC filings;

•	Engaged our newly hired Director of Financial Planning and Analysis in the preparation and review of our consolidated financial statements and SEC filings;

•	Our Director of Internal Audit has visited all of our significant domestic and international locations and provided guidance in U.S. GAAP, reviewed internal controls, and made improvement recommendations thereon, while supporting our Sarbanes-Oxley compliance effort;

•	Our Director of Accounting Compliance coordinated the update of six key existing Accounting Policies to improve the consistency of our accounting globally and to facilitate compliance with US GAAP and is now actively participating in our Sarbanes-Oxley implementation effort to accelerate compliance with the Act;

•	Our newly created CPA position in the Corporate Financial Reporting group is now actively providing additional review and analysis during our consolidation process, as well as facilitating and reinforcing compliance with U.S. GAAP and SEC rules and regulations;

•	Expanded and enhanced our detailed monthly/quarterly reporting packages which are completed by all divisions to capture additional financial reporting requirements for management analysis and disclosure; and

•	Expanded and enhanced our quarterly disclosure questionnaire received from every division to include additional disclosure requirements as mandated by our Disclosure Committee.

     We anticipate taking the following additional actions in the near future to improve internal controls:

•	Integrate our control improvements achieved to date into the tax analysis and reporting function;

•	Implement an ongoing U.S. GAAP training program for country controllers and other accounting staff;

•	Implement a more disciplined financial forecasting process; and

•	Begin conversion of our European entities from existing disparate accounting systems to SAP, which is already in place in North America.

     We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an on-going basis and will take further action and implement improvements, as necessary.

     Also, we consider the implementation of Section 404 of the Sarbanes-Oxley Act (the “Act”) to be part of our plan to improve internal controls throughout our organization. Our implementation efforts are anticipated to result in costs of approximately of $4.0 – $5.0 million in fiscal 2005. We are using outside resources combined with internal resources to achieve implementation. The steps we have taken and continue to take to fully address the conditions identified as a material weakness, as discussed above, are also an important part of our implementation of the Act. The progress we have made to date and the steps we are still in the process of implementing are subject to continuing management review and testing by our internal and external auditors.

     We are using our best efforts to fully address the conditions identified as a material weakness and to otherwise meet the compliance requirements of the Act by the March 31, 2005 deadline; however, given the effort needed to fully comply with the Act, we may not be able to take all actions required by that deadline. If we are unable to implement all of the required actions effectively and efficiently by the deadline, it could jeopardize our financial reporting or disclosure of financial results and could result in our being unable to obtain an unqualified opinion from our independent registered public accounting firm. If we are unable to obtain an unqualified opinion from our independent registered public accounting firm, our shares could be delisted from the NYSE, which could limit the liquidity of our shares. In addition, it could result in breaches of covenants under our debt obligations, which could limit our ability to borrow or result in those obligations being accelerated.

     As of December 31, 2004, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on the foregoing, while we have made considerable progress toward eliminating the material weakness described above, our Chief Executive Officer and Chief Financial Officer determined that the deficiencies described above caused our disclosure controls and procedures not to be effective at a reasonable assurance level. However, the Chief Executive Officer and Chief Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified herein and did not note any other material weaknesses or significant deficiencies in our disclosure controls and procedures during their evaluation.

     We believe the foregoing measures implemented during the third quarter of fiscal 2005, as well as the measures we continue to implement, will likely materially improve our internal control over financial reporting in future periods.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits

Exhibit No.	Description	Reference
2.1	Agreement and Plan of Merger, dated as of December 5, 2004, among SOLA International Inc., Carl Zeiss TopCo GmbH and Sun Acquisition, Inc. (included as Exhibit 10.1 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

2.2	Voting and Support Agreement, dated as of December 5, 2004, between Carl Zeiss TopCo GmbH, Sun Acquisition, Inc. and certain directors and executive officers of the Company (included as Exhibit 10.3 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

4.1	Form of Amendment No. 1 to Rights Agreement, dated as of December 5, 2004, between the Company and EquiServe Trust Company, N.A., as successor to BankBoston, N.A. (included as Exhibit 10.2 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

10.1	Amendment to Employment Agreement of Jeremy Bishop (included as Exhibit 10.4 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

10.2	Amendment to Employment Agreement of Mark Ashcroft (included as Exhibit 10.5 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

10.3	Amendment to Employment Agreement of David Cross (included as Exhibit 10.6 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

10.4	Amendment to Employment Agreement of Ronald Dutt (included as Exhibit 10.7 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

10.5	Amendment to Employment Agreement of Barry Packham (included as Exhibit 10.8 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Periodic Report Certification by Chief Executive Officer and Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOLA International Inc.
(Registrant)

Dated: February 8, 2005	By:	/s/ RONALD F. DUTT

Ronald F. Dutt
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of December 5, 2004, among SOLA International Inc., Carl Zeiss TopCo GmbH and Sun Acquisition, Inc. (included as Exhibit 10.1 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

2.2	Voting and Support Agreement, dated as of December 5, 2004, between Carl Zeiss TopCo GmbH, Sun Acquisition, Inc. and certain directors and executive officers of the Company (included as Exhibit 10.3 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

4.1	Form of Amendment No. 1 to Rights Agreement, dated as of December 5, 2004, between the Company and EquiServe Trust Company, N.A., as successor to BankBoston, N.A. (included as Exhibit 10.2 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

10.1	Amendment to Employment Agreement of Jeremy Bishop (included as Exhibit 10.4 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

10.2	Amendment to Employment Agreement of Mark Ashcroft (included as Exhibit 10.5 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

10.3	Amendment to Employment Agreement of David Cross (included as Exhibit 10.6 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

10.4	Amendment to Employment Agreement of Ronald Dutt (included as Exhibit 10.7 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

10.5	Amendment to Employment Agreement of Barry Packham (included as Exhibit 10.8 to the Company’s Form 8-K filed on December 6, 2004 and incorporated herein by reference).

31.1	Periodic Report Certification by Chief Executive Officer of Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Periodic Report Certification by Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Periodic Report Certification by Chief Executive Officer and Chief Financial Officer of Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.